Form 10-Q
period 2011-03-31
INPHI Corp
filed 2011-05-04
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34942

Inphi Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3945 Freedom Circle, Suite 1100,

Santa Clara, California 95054

(Address of Principal Executive Offices) (Zip Code)

(408) 217-7300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of May 2, 2011 was 26,374,321.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$111,208	$110,172
Accounts receivable, net	10,298	10,052
Inventories	4,637	5,095
Deferred tax assets	1,665	1,665
Income tax receivable	1,749	2,214
Prepaid expenses and other current assets	1,797	1,366

Total current assets	131,354	130,564
Property and equipment, net	7,369	7,206
Goodwill	5,756	5,847
Identifiable intangible assets	1,505	1,624
Deferred tax assets	6,182	6,182
Deferred tax charge	7,142	7,293
Other assets, net	1,092	241

Total assets	$160,400	$158,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,463	$6,692
Deferred revenue	2,151	2,647
Accrued employee expenses	1,577	1,749
Other accrued expenses	2,052	1,843
Other current liabilities	157	746

Total current liabilities	11,400	13,677
Other liabilities	3,145	2,594

Total liabilities	14,545	16,271

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 25,395,716 and 25,088,122 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	25	25
Additional paid-in capital	177,396	176,505
Accumulated deficit	(32,244)	(34,644)
Accumulated other comprehensive income	678	800

Total stockholders’ equity	145,855	142,686

Total liabilities and stockholders’ equity	$160,400	$158,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue (1)	$21,504	$19,086
Cost of revenue	7,387	7,187

Gross profit	14,117	11,899

Operating expense:
Research and development	6,369	5,066
Sales and marketing	2,581	2,075
General and administrative	2,042	1,903

Total operating expense	10,992	9,044

Income from operations	3,125	2,855
Other income	41	27

Income before income taxes	3,166	2,882
Provision (benefit) for income taxes	766	(9,117)

Net income	$2,400	$11,999

Net income allocable to common and participating common securities	$2,400	$1,349

Earnings per share:
Basic	$0.09	$0.65

Diluted	$0.08	$0.26

Weighted-average shares used in computing earnings per share:
Basic	25,250,497	1,999,383
Diluted	29,290,541	5,241,756

(1)	Includes related party revenue of $6,424 for the three months ended March 31, 2010 – see Note 14 of notes to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$2,400	$11,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	768	355
Stock-based compensation	628	321
Deferred income taxes and deferred tax charge	—	(9,571)
Other noncash items	2	(7)
Changes in assets and liabilities:
Accounts receivable	(236)	(725)
Inventories	454	(1,106)
Prepaid expenses and other assets	(522)	(185)
Income tax payable/receivable	749	(34)
Accounts payable	(539)	598
Accrued expenses	44	425
Deferred revenue	(496)	2,320
Other liabilities	(144)	(104)

Net cash provided by operating activities	3,108	4,286

Cash flows from investing activities
Purchases of property and equipment	(1,439)	(456)

Net cash used in investing activities	(1,439)	(456)

Cash flows from financing activities
Proceeds from exercise of stock options	353	119
Proceeds from exercise of stock warrants	20	—
Cost paid in connection with the initial and secondary public offerings	(998)	—

Net cash provided by (used in) financing activities	(625)	119

Effect of currency exchange rates on cash and cash equivalents	(8)	—

Net increase in cash and cash equivalents	1,036	3,949
Cash and cash equivalents at beginning of period	110,172	19,061

Cash and cash equivalents at end of period	$111,208	$23,010

Supplemental Cash Flow Information
Income taxes paid	$—	$485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1. Organization and Basis of Presentation

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

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC March 7, 2011.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2011, and its consolidated results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

In October 2010, the Company’s Board of Directors approved a 3-for-7 reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock, which was effected on November 3, 2010. All common stock and preferred stock data and stock option plan information has been adjusted to reflect the split.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) reached final consensus on a revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance was effective for new or materially modified arrangements after January 1, 2011. The Company has no arrangement that has multiple deliverables, therefore, the adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations or disclosures.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires additional new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the guidance relating to Level 3 fair value measurements did not have an impact on the Company’s consolidated financial position, results of operations or disclosures.

In December 2010, FASB issued an amendment to the goodwill impairment test. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or disclosures since the Company does not have any reporting units with zero or negative carrying amounts.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or disclosures as there was no business combination during the three months ended March 31, 2011.

3. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of March 31, 2011 and December 31, 2010, the Company maintained an allowance for doubtful accounts of $68.

The following table summarizes the significant customers’ and distributors’ revenue and accounts receivable as a percentage of total revenue and total accounts receivable, respectively:

	Three Months Ended March 31,
	2011	2010
Revenue
Customer A	28%	34%
Customer C	12	*

	March 31, 2011	December 31, 2010
Accounts Receivable
Customer A	24%	33%
Customer C	11	11

*	Less than 10% of total revenue or accounts receivable

The Company has two customers who are distributors that sell the Company’s products exclusively to an end customer. In the aggregate, revenue to such end customer, including revenue made through distributors as a percentage of total revenue was 17% for the three months ended March 31, 2010.

4. Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$222	$1,028
Work in process	1,962	2,033
Finished goods	2,453	2,034

	$4,637	$5,095

Finished goods held by distributors were $383 and $482 as of March 31, 2011 and December 31, 2010, respectively.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

5. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Laboratory and production equipment	$12,273	$11,882
Office, software and computer equipment	3,874	3,655
Furniture and fixtures	597	729
Leasehold improvements	2,811	2,652

	19,555	18,918
Less accumulated depreciation	(12,186)	(11,712)

	$7,369	$7,206

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2011 and 2010 was $673 and $355, respectively.

As of March 31, 2011 and December 31, 2010, laboratory and production equipment includes $397 in assets that have been capitalized under capital leases. Accumulated amortization of equipment under capital leases was $394 and $388 as of March 31, 2011 and December 31, 2010, respectively. Amortization expense in connection with equipment purchased under capital leases was $7 and $18 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, computer software costs included in property and equipment were $1,555 and $1,471, respectively. Amortization expense of capitalized computer software costs was $248 and $39 for the three months ended March 31, 2011 and 2010, respectively.

6. Goodwill and Identifiable Intangible Assets

The change in goodwill from December 31, 2010 of $5,847 to March 31, 2011 of $5,756 was due to foreign currency translation.

The following table presents details of identifiable intangible assets:

	March 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$872	$164	$708	$886	$111	$775
Customer relationships	796	119	677	808	81	727
In-process research and development	120	—	120	122	—	122

	$1,788	$283	$1,505	$1,816	$192	$1,624

The change in gross amount of identifiable intangible assets was due to foreign currency translation. Amortization expense for amortizing intangible assets was $93 and zero for the three months ended March 31, 2011 and 2010, respectively.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

7. Income Taxes

The Company recorded an income tax provision of $766 and an income tax benefit of $9,117 in the three months ended March 31, 2011 and 2010, respectively. The effective tax rates were 24% and (316)% in the three months ended March 31, 2011 and 2010, respectively. The difference between the effective tax rates and the 35% federal statutory rate resulted primarily from foreign income taxes provided at lower rates, geographic mix in expected operating results, recognition of research and development credits, unrecognized tax benefits and release of valuation allowance in 2010.

During the three months ended March 31, 2011, the gross amount of the Company’s unrecognized tax benefits increased approximately $210 as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of March 31, 2011, if recognized, would affect the Company’s effective tax rate. As of March 31, 2011, the Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

8. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Numerator
Net income	$2,400	$11,999
Less amount allocable to preferred stockholders	—	(10,650)

Net income allocable to common and participating common securities	2,400	1,349
Less amount allocable to unvested early exercised options and restricted stock award	(5)	(47)

Net income allocable to common stockholders—basic	2,395	1,302
Add amount allocable to unvested early exercised options and restricted stock award	—	47

Net income allocable to common stockholders—diluted	$2,395	$1,349

Denominator
Weighted average common stock	25,303,564	2,074,518
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	(53,067)	(75,135)

Weighted average common stock—basic	25,250,497	1,999,383
Effect of potentially dilutive securities:
Add options to purchase common stock	4,003,776	3,137,124
Add unvested common stock subject to repurchase, unvested restricted stock award and restricted stock unit	7,005	75,135
Add warrants to purchase common stock	29,263	30,114

Weighted-average common stock—diluted	29,290,541	5,241,756

Earnings per share
Basic	$0.09	$0.65

Diluted	$0.08	$0.26

Net income has been allocated to the common stock, convertible participating preferred stock before conversion to common stock, unvested early exercised options and unvested restricted stock awards based on their respective rights to share in dividends.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2010
Convertible preferred stock	—	14,481,700
Common stock options	20,866	102,597
Warrant to purchase redeemable convertible preferred stock	—	15,045
Restricted stock award and unvested common stock subject to repurchase	53,067	—

	73,933	14,599,342

9. Stock Option Plan

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. There were 18,787 and 32,875 unvested shares subject to the Company’s repurchase right as of March 31, 2011 and December 31, 2010, respectively. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, can-not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Board but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. Upon completion of the Company’s initial public offering, shares originally reserved for issuance under the 2000 Plan but which were not issued or subject to outstanding grants on the effective date of the 2010 Stock Incentive Plan, and shares subject to outstanding options or forfeiture restriction under the 2000 Plan on the effective date of the 2010 Stock Incentive Plan that are subsequently forfeited or terminated before being exercised, become available for awards under the 2010 Stock Incentive plan, up to 428,571 shares. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administer the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At March 31, 2011, 3,460,308 shares of common stock have been reserved for issuance under the 2010 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.72%	3.13%
Expected life (in years)	6.11	6.25
Dividend yield	—	—
Expected volatility	60.00%	60.00%

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,672,249	$3.85	6.88	$108,369

Granted	26,450	18.02
Exercised	(294,737)	1.20
Canceled	(209,039)	8.06

Outstanding at March 31, 2011	6,194,923	$3.90	6.48	$106,019

Exercisable at March 31, 2011	6,168,473	$3.84	6.47	$105,940

Vested at March 31, 2011	3,799,811	$1.72	5.11	$73,304

Vested and expected to vest at March 31, 2011	6,145,120	$3.86	6.46	$105,398

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended March 31,
	2011	2010
Operating expenses
Cost of goods sold	$41	$11
Research and development	279	122
Sales and marketing	138	76
General and administrative	170	112

	$628	$321

Total unrecognized compensation cost related to unvested stock options at March 31, 2011, prior to the consideration of expected forfeitures, is approximately $9,093 and is expected to be recognized over a weighted-average period of 3.29 years.

The total fair value of employee options vested during the three months ended March 31, 2011 and 2010 was $375 and $199, respectively.

The weighted average grant date fair value per share of stock options granted to employees during the three months ended March 31, 2011 and 2010 was $10.43 and $3.17, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $6,557 and $605, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $353 and $119, respectively, for the three months ended March 31, 2011 and 2010.

On January 20, 2011, the Board of Directors granted 8,879 restricted stock units to a Board member with a fair value of $18.02. The award vests 25% after each year from the grant date.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

10. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
Net income	$2,400	$11,999
Foreign currency translation adjustment	(122)	—

	$2,278	$11,999

11. Fair Value Measurements

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

As of March 31, 2011 and December 31, 2010, cash equivalents consist mainly of money market funds which are valued using the amortized cost method, in accordance with Rule 2a-7 under the 1940 Act which approximates fair value. As of March 31, 2011 and December 31, 2010, the Company has cash equivalents of $94,057 and $80,017, respectively which are categorized as Level 2.

12. Segment and Geographic Information

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended March 31,
	2011	2010
China	$7,992	$5,257
United States	3,517	3,298
Korea	3,202	3,881
Taiwan	1,914	2,389
Germany	2,232	257
Japan	1,232	1,474
Other	1,415	2,530

	$21,504	$19,086

As of March 31, 2011, $1,393 of long-lived tangible assets are located outside the United States, of which $962 are located in Taiwan. As of December 31, 2010, $1,280 of long-lived tangible assets are located outside the United States, of which $864 are located in Taiwan.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

13. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2016. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of March 31, 2011, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2011	$2,923
2012	3,011
2013	1,214
2014	1,220
2015	1,038
2016	768

$10,174

For the three months ended March 31, 2011 and 2010, lease operating expense was $820 and $706, respectively.

Noncancelable Purchase Obligations

The Company’s noncancelable purchase obligations consisted primarily of license and consulting fees the Company committed to pay under several agreements. As of March 31, 2011, the Company’s future noncancelable purchase obligations are as follows:

2011	$60
2012	175

$235

Legal Proceedings

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California, or the Court, asserting that the Company infringes U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that the Company infringes U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that the Company’s iMB™ and certain other memory module components infringe the patents-in-suit. The Company answered the amended complaint on February 11, 2010 and asserted that the Company does not infringe the patents-in-suit and that the patents-in-suit are invalid. The Company has since filed requests for Inter Partes Reexamination with the United States Patent and Trademark Office (the “USPTO”), asserting that the patents-in-suit are invalid. The USPTO is required to grant or deny the reexamination requests within three months of their effective filing dates, which, due to re-filing of certain papers for procedural compliance, was June 4, 2010 for U.S. Patent No. 7,636,274, June 8, 2010 for U.S. Patent No. 7,619,912 and June 9, 2010 for U.S. Patent No. 7,532,537. The USPTO accepted these filings of the requests for Inter Partes Reexamination for U.S. Patent Nos. 7,636,274, 7,619,912 and 7,532,537.

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. The USPTO had not, however, accompanied its Reexamination Order of U.S. Patent No. 7,636,274 with its own evaluation of the validity of this patent, indicating that such evaluation will be forthcoming at a later time.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO is expected to consider these updated rebuttal comments, and the proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Company’s Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected claims 1-20 and 22-51 based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that claim 21 was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. The merged Reexamination Proceeding will be conducted in accordance with established procedures for merged Reexamination Proceedings, with Netlist required to respond to this April 4, 2011 Office Action as the next substantive step of this merged Reexamination Proceeding. As part of the merged Reexamination Proceeding, once the USPTO issues a Right of Notice of Appeal, the Company will have the opportunity to appeal the USPTO determinations related to the Company’s Reexamination Request in accordance with these established procedures for merged Reexamination Proceedings.

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

The USPTO, in a communication dated July 7, 2010, acknowledged that claims were submitted in a filing made in the SSC ‘989 patent application to invoke an Interference with each of the patents-in-suit, but has declined to declare an Interference at this time. The July 7, 2010 USPTO communication rejected the claims submitted to invoke the Interference based upon 35 USC 112, with the rejection asserting that these claims contain “subject matter which was not described in the specification in such a way as to reasonably convey to one skilled in the relevant art that the inventor(s), at the time the application was filed, had possession of the claimed invention.” SSC responded to this USPTO communication on December 24, 2010 and provided an updated response on March 23, 2011 to comply with formalities noted by the USPTO. A further communication from the USPTO is anticipated.

In connection with the reexamination requests and the interference proceedings, the Company also filed a motion to stay proceedings with the Court, which was granted on May 18, 2010, whereby the Court stayed the proceedings until at least February 14, 2011, requested that Netlist notify the Court within one week of any action taken by the USPTO in connection with the reexamination or interference proceedings, and requested that the parties file papers by January 31, 2011 stating their position on whether the stay should be extended. The Company filed its paper on January 31, 2011 stating the reasons it believed the stay should be maintained and Netlist, having been given leave to file its paper later, filed its paper on February 21, 2011. Based on these papers the Court ordered a continued stay of the proceedings until at least February 24, 2012 and requested that the parties file papers by January 30, 2012 stating their position on whether the stay should be extended, and continued the request that Netlist notify the Court within one week of any action taken by the USPTO in connection with the reexamination or interference proceedings. At this time, the Court could decide to maintain or lift the stay. While the Company intends to defend the lawsuit vigorously, litigation, whether or not determined in the Company’s favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect the Company’s business.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

If this litigation results in an adverse outcome, the Company may be required to cease the manufacture, use or sale of any product held to infringe Netlist’s patents, including the Company’s iMB product, unless and until the Company or the customers obtain a license from Netlist. A license from Netlist may or may not be available on commercially reasonable terms. An adverse outcome could also result in the Company having to pay damages for infringement and the expenditure of significant resources to redesign any infringing product, including the iMB product, in a non-infringing manner, which may or may not be successful. To date, the Company only sampled the iMB product and, as a result, the Company generated very little revenue. The Company’s ability to generate future revenue from the iMB product, could be adversely affected, though it is currently difficult to estimate the level at which this may affect the Company’s revenue.

Inphi Corporation v. Netlist, Inc, Case No. 09-cv-8749 (C.D. Cal.).

On November, 30, 2009, the Company filed suit in the United States District Court, Central District of California asserting that Netlist infringes U.S. Patent Nos. 7,307,863 and 7,479,799, collectively the patents-in-suit, and are seeking both unspecified monetary damages and an injunction to prevent further infringement. Netlist answered the complaint on January 15, 2010 and filed an amended answer on April 22, 2010, asserting that it does not infringe the patents-in-suit, that the patents-in-suit are invalid and that U.S. Patent No. 7,479,799 is unenforceable due to inequitable conduct before the USPTO. On April 15, 2011, the Company and Netlist jointly filed, and the U.S. District Court thereafter accepted, a stipulated dismissal of this lawsuit. The stipulated dismissal permits re-filing of this lawsuit by the Company at a later time.

The Company is unable to assess the possible outcome of these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. As a result, the Company believes the estimated fair value of these agreements is immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2011 and December 31, 2010.

14. Related Party Transactions

The Company recognized $5,985 and $6,424 in revenue during the three months ended March 31, 2011 and 2010, respectively, from an investor. The receivable balance from the investor as of March 31, 2011 and December 31, 2010 was $2,486 and $3,386, respectively. The investor, together with associated entities, held over 13% of the Company’s outstanding shares of common stock before the initial public offering. After the initial public offering in November 2010, the investor, together with associated entities, holds less than 10% of the Company’s outstanding shares of common stock. As a result of the decline in ownership below 10% of the outstanding common stock, the Company no longer considers the investor a related party.

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. The Company paid $587 and $525 in the three months ended March 31, 2011 and 2010, respectively. Operating lease expense related to this agreement included in research and development expense was $496 and $437 for the three months ended March 31, 2011 and 2010, respectively.

15. Subsequent Events

In April 2011, the Company completed its secondary public offering whereby existing stockholders sold approximately 3.8 million shares of common stock and the Company sold 100,000 shares of common stock at $20.90 per share for net proceeds of approximately $1.3 million.

In April 2011, the Board of Directors granted 505,250 options to purchase common stock with an exercise price of $22.07 per share and 565,250 restricted stock units to the Company’s employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Report. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, terms “objective,” “should,” “can,” “believe,” “expect,” “estimate,” “predict,” “potential,” “anticipate,” “will,” “contemplate,” “would,” “project,” “plan,” “may,” “could,” “intend,” “likely,” “might,” “continue” or the negative of these terms, and similar expressions that contemplate future events may identify forward-looking statements, including statements regarding our expectation of revenue and operating expenses, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, our anticipated growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, , and our legal proceedings. These forward-looking statements involved known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part II, Item 1A, “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Finally, our historic results should not be viewed as indicative of future performance.

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

We have a broad product portfolio with 17 product lines and over 170 products as of March 31, 2011, including our new 100 GbE CMOS SerDes architecture, or iPHY, which is designed to enable the development of next generation low power and high port density 100 Gigabit Ethernet (100 GbE) solutions to address bandwidth bottlenecks in next generation data center and communications infrastructures. We also introduced in the first quarter of 2011 our 2850TA dual-channel transimpedance amplifier, or TIA, which enables the deployment of industry standard single wavelength 100G coherent transport systems.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2010 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, we delivered the following financial performance:

•	Total revenues increased by $2.4 million, or 13%, to $21.5 million.

•	Total expenses increased by $1.9 million, or 22%, to $11 million.

•	Income from operations increased by $0.3 million, or 9%, to $3.1 million.

•	Diluted earnings per share decreased by $0.18, or 69%, to $0.08.

•	Cash flow from operations decreased by $1.2 million, or 27%, to $3.1 million.

The increase in our revenue was a result of increase in demand of our high speed memory interface products by our customers. We expect the revenue will continue to increase due to new products that we plan to introduce in 2011.

Our income from operations increased due to increases in revenue. Total expenses increased compared to the same period in 2010 due primarily to an increase in headcount. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes. Our employee headcount as of March 31, 2011 was 165 as compared to 110 as of March 31, 2010. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business and the cost associated with a public company including compliance with Sarbanes-Oxley Act of 2002. Our diluted earnings per share decreased primarily due to the reversal of deferred tax assets valuation allowance of $10 million during the three months ended March 31, 2010 and due to preferred stock outstanding as of March 31, 2010, which was excluded from the diluted earnings per share calculation as they were antidilutive. Shares of our preferred stock were converted into common stock in November 2010 upon completion of our initial public offering.

Our cash and cash equivalents were $111 million at March 31, 2011, compared with $110 million at December 31, 2010. We generated cash flow from operations of $3.1 million during the three months ended March 31, 2011 compared to $4.3 million during the three months ended March 31, 2010. In addition, we completed a secondary public offering that priced on March 31, 2011 of approximately 3.9 million shares of common stock at a price to the public of $20.90 per share, of which 3.8 million shares were sold by our stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2011.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended March 31,
	2011	2010
Total revenue	100%	100%
Cost of revenue	34	38

Gross profit	66	62

Operating expense:
Research and development	30	26
Sales and marketing	12	11
General and administrative	9	10

Total operating expenses	51	47

Income from operations	15	15
Other income	—	—

Income before income taxes	15	15
Provision (benefit) for income taxes	4	(48)

Net income	11%	63%

Comparison of Three Months Ended March 31, 2011 and 2010

Revenue

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
	(dollars in thousands)
Total revenue	$21,504	$19,086	$2,418	13%

Total revenue for the three months ended March 31, 2011 increased by $2.4 million due to an increase of 13% in the number of units sold. The increase in unit volumes of our high speed memory interface products was a result of customer’s adoption of the low voltage version of our integrated PLL and register buffer introduced in 2010 and the storage products sold by our Taiwan subsidiary which we acquired on June 30, 2010. Our average selling price was relatively unchanged compared to the same period last year.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
	(dollars in thousands)
Cost of revenue	$7,387	$7,187	$ 200	3%
Gross profit	$14,117	$11,899	$2,218	19%
Gross profit as a percentage of revenue	66%	62%	—	4%

Cost of revenue for the three months ended March 31, 2011 increased by $0.2 million primarily due to an increase in the number of units purchased by customers as described above. Gross profit percentage increased by 4% as a result of change in the product mix as new products released in the later part of 2010 are selling at a higher margin.

Research and Development

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
	(dollars in thousands)
Research and development	$6,369	$5,066	$1,303	26%

Research and development expense for the three months ended March 31, 2011 increased by $1.3 million due to the increase in research and development headcount and the acquisition of Winyatek Technology Inc. in June 2010, which resulted in a $0.9 million increase in personnel costs and stock-based compensation expense, and a $0.3 million increase in pre-production engineering mask costs. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing products. Specifically, we accelerated the development of our products for next generation communications networks and high-speed memory interfaces.

Sales and Marketing

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
	(dollars in thousands)
Sales and marketing	$2,581	$2,075	$506	24%

Sales and marketing expense for the three months ended March 31, 2011 increased by $0.5 million primarily due to an increase in personnel costs, including stock-based compensation expense of $0.3 million, and an increase of $0.1 million for commission expenses as a result of increase in revenue.

General and Administrative

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
	(dollars in thousands)
General and administrative	$2,042	$1,903	$139	7%

General and administrative expenses for the three months ended March 31, 2011 increased by $0.1 million. Personnel costs, including stock-based compensation expense increased by $0.2 million due to an increase headcount. Consulting fees, excluding legal fees, increased by $0.1 million for consulting services in information technology and human resource functions. In addition, our directors’ fees increased by $0.1 million due to the addition of two directors in 2010 as we transitioned to a public company. These increases were offset by reduction in outside legal fees of $0.4 million primarily related to litigation matters described in note 13 of the notes to our financial statements.

Provision (benefit) for Income Tax

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
	(dollars in thousands)
Provision (benefit) for income tax	$766	$(9,117)	$9,883	108%

The income tax expense of $0.8 million for the three months ended March 31, 2011 reflects an effective tax rate of 24%. The effective tax rate of 24% for the three months ended March 31, 2011 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability and recognition of research and development credits. During the three months ended March 31, 2010, we recorded an income tax benefit of $9.1 million that reflects an effective tax rate benefit of 316%. The effective tax rate benefit of 316% differs from the statutory rate of 35% due to a release of our valuation allowance and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of California research and development credits.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $111 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$3,108	$4,286
Net cash used in investing activities	(1,439)	(456)
Net cash provided by (used in) financing activities	(625)	119
Effect of currency exchange rate on cash	(8)	—

Net increase in cash and cash equivalents	$1,036	$3,949

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2011 primarily reflected net income of $2.4 million, decrease in inventories of $0.5 million, change in accounts tax payable/receivable of $0.7 million, depreciation and amortization of $0.8 million and stock-based compensation of $0.6 million offset by increases in prepaid expenses and other assets of $0.5 million, and a decrease in each of accounts payable and deferred revenue of $0.5 million. Our inventories decreased as a result of shipments made in the last month of the quarter to meet customers’ demand. Prepaid expenses increased as a result of new subscriptions and prepayments to vendors based on the agreements we entered into. Our accounts payable decreased due to payments to vendors. Our deferred revenue decreased as distributors reduced their inventory levels and shipped parts to end customers to meet their demand.

Net cash provided by operating activities during the three months ended March 31, 2010 primarily reflected net income of $12.0 million, increases to accounts payable and accrued expenses of $1.0 million, deferred revenue of $2.3 million, depreciation and amortization of $0.4 million and stock-based compensation of $0.3 million offset by increases in inventory of $1.1 million, accounts receivable of $0.7 million and deferred income taxes of $9.6 million. Our accounts payable and accrued expenses increased as a result of increased production volumes. Our deferred revenue increased because of shipments made to distributors close to the end of the period to meet delivery requirements of end customers. In the first quarter of 2010, our inventory increased as a result of growing production for immediate delivery to customers in the second quarter of 2010, and accounts receivable increased as a result of increased shipments. Our deferred income taxes were $9.6 million in the three months ended March 31, 2010 due to reversal of valuation allowance on our deferred tax assets.

Net Cash Used in Investing Activities

During the three months ended March 31, 2011, net cash used in investing activities consisted of cash used to purchase property and equipment of $1.4 million mainly for leasehold improvements for the new offices in California.

Net cash used in investing activities during the three months ended March 31, 2010 consisted of purchases of property and equipment of $0.5 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in 2011 consisted primarily of $1 million paid in connection with our initial and secondary public offerings partially offset by the proceeds from the exercise of stock options and warrants of $0.4 million.

Net cash provided by financing activities during the three months ended March 31, 2010 consisted of $0.1 million proceeds from the exercise of stock options.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of March 31, 2011 consisted of $111 million of cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have not engaged in any off-balance sheet arrangements, such as the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See note 1 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $111.2 million and $110.2 million at March 31, 2011 and December 31, 2010, respectively, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

Foreign Currency Risk

To date, our international customer and vendor agreements have been denominated almost exclusively in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not currently enter into foreign currency hedging transactions.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors below.

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

As of March 31, 2011, we had an accumulated deficit of $32.2 million. We have incurred net losses in each year through 2008. We generated net income (loss) of $26.1 million, $7.3 million and $(3.4) million for the years ended December 31, 2010, 2009 and 2008, respectively. In the three months ended March 31, 2011, we generated net income of $2.4 million . We may incur net losses in the future.

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

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. For example, Netlist, Inc. filed suit against us in the United States District Court, Central District of California, in September 2009, alleging that our iMB™ and certain other memory module components infringe three of Netlist’s patents. For more details, see Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more, as well as other products in more volatile high growth or rapidly changing areas, which may have shorter life cycles of only two to three years. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. In 2009, we successfully introduced and began to ship a new product in production which we identify as product number INSSTE32882-GS04, or the GS04 product, and which consists of an integrated phase lock loop, or PLL, and register buffer. Sales of the GS04 product comprised 18% and 43% of our total revenue in 2010 and 2009, respectively. In 2010, we also began to ship in production volume a new “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 32% of our total revenue during the year ended December 31, 2010. There were no other products that generated more than 10% of our total revenue in 2010, 2009 or 2008. As we continued to grow our business in 2011, the GS04 product matured. As a result, sales of the GS04 product are now declining in volume. We currently expect that in 2011 the GS04 product will no longer be material to our total revenue. This underscores the importance of the need for us to continually develop and introduce new products to diversify our revenue base as well as generate new revenue to replace and build upon the success of previously introduced products which may be rapidly maturing.

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

For example, we filed a complaint against Netlist in Federal District Court in November 2009 alleging that Netlist infringes two of our patents. Netlist asserts in its amended answer to the complaint that it does not infringe the patents, that the patents are invalid and that one of the patents is unenforceable due to inequitable conduct before the United States Patent and Trademark Office, or the USPTO. For more details, see Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

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

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using semiconductor foundries according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimates. It is difficult for us to forecast the demand for our products, in part because of the complex supply chain between us and the end-user markets that incorporate our products. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product development and design. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because some of our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our customer relationships. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, some of our customers may cancel purchase orders or delay the shipment of their products that incorporate our products as a result of component shortages they may experience due to the recent earthquakes and tsunami in Japan, which may result in excess or obsolete inventory and impact our sales and operating results. In addition, the rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. In contrast, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

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

The facilities of our third-party contractors and distributors are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity and also subject to typhoons and other Pacific storms. Several foundries that manufacture our wafers are located in Taiwan, Japan and California, and a majority of our third-party contractors who assemble and test our products are located in Asia. In addition, our headquarters are located in California. The risk of an earthquake in the Pacific Rim region or California is significant due to the proximity of major earthquake fault lines. For example, Japan recently experienced a major earthquake and tsunami. Although we have not received any reports of damage to the foundry we use in Japan, it did experience a temporary suspension of production. If there is a shortage or interruption in the availability to us of any wafers manufactured by this foundry or shortages in other components or materials, and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other product modifications to permit the use of such a substitute, we may not be able to timely deliver sufficient quantities of our products to satisfy our contractual obligations and revenue expectations. In addition, one of our principal packaging and assembly contractors is located in Japan. As a result of the effects of the earthquake and tsunami, this contractor may be unable to ship our products in sufficient quantities or in a timely manner, which could have a material adverse affect on our results of operations. Any further catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. In particular, any catastrophic loss at our California locations would materially and adversely affect our business.

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

We are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, as a result of being a public company and our management has limited experience managing a public company.

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

Our directors and executive officers, together with members of their immediate families and affiliated funds, beneficially owned, in the aggregate, more than 35.7% of our outstanding capital stock as of March 31, 2011. In addition, entities affiliated with Walden International and Tallwood I, L.P. beneficially owned 13.8% and 13.2%, respectively, of our outstanding capital stock as of March 31, 2011. Lip-Bu Tan and Diosdado Banatao, who are affiliated with Walden International and Tallwood I, L.P., respectively, are currently two of the eight members of our board of directors. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $23.8 million in 2010, $17.8 million in 2009 and $17.5 million in 2008. For the three months ended March 31, 2011, our research and development expense was $6.4 million. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

Sales of our common stock in the public market or the perception that sales could occur, could cause the market price of our common stock to decline. As of March 31, 2011, we had 25,395,716 shares of common stock outstanding, of which 17,575,716 shares are eligible for sale at various times upon the expiration of lock-up agreements in May 2011 and June 2011 and subject to vesting requirements, the requirements of Rule 144 and trading black-out periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6. Exhibits

(a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit Number	Description
10.1†	Inphi Corporation 2010 Stock Incentive Plan and related form agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

†           Indicates management contract or compensatory plan.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHI CORPORATION, (Registrant)

/s/ Young K. Sohn
Young K. Sohn Chief Executive Officer (Principal Executive Officer)

May 4, 2011

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Inphi Corporation 2010 Stock Incentive Plan and related form agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

†            Indicates management contract or compensatory plan.

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