Form 10-Q
period 2011-06-30
INPHI Corp
filed 2011-08-09
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of August 4, 2011 was 27,374,010.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$32,562	$110,172
Short-term investments in marketable securities	86,494	—
Accounts receivable, net	10,898	10,052
Inventories	6,269	5,095
Deferred tax assets	1,665	1,665
Income tax receivable	7,218	2,214
Prepaid expenses and other current assets	2,194	1,366

Total current assets	147,300	130,564
Property and equipment, net	8,135	7,206
Goodwill	5,875	5,847
Identifiable intangible assets	1,440	1,624
Deferred tax assets	6,071	6,182
Deferred tax charge	7,822	7,293
Other assets, net	326	241

Total assets	$176,969	$158,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,919	$6,692
Deferred revenue	2,031	2,647
Accrued employee expenses	1,773	1,749
Other accrued expenses	3,811	1,843
Other current liabilities	137	746

Total current liabilities	12,671	13,677
Other liabilities	3,353	2,594

Total liabilities	16,024	16,271

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 27,212,356 and 25,088,122 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	27	25
Additional paid-in capital	189,827	176,505
Accumulated deficit	(29,801)	(34,644)
Accumulated other comprehensive income	892	800

Total stockholders’ equity	160,945	142,686

Total liabilities and stockholders’ equity	$176,969	$158,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue (1)	$24,001	$21,099	$45,505	$40,185
Cost of revenue	8,458	7,344	15,845	14,531

Gross profit	15,543	13,755	29,660	25,654

Operating expense:
Research and development	7,292	5,126	13,661	10,192
Sales and marketing	3,138	2,049	5,719	4,124
General and administrative	2,377	2,568	4,419	4,471

Total operating expense	12,807	9,743	23,799	18,787

Income from operations	2,736	4,012	5,861	6,867
Other income (expense)	90	(34)	131	(7)

Income before income taxes	2,826	3,978	5,992	6,860
Provision (benefit) for income taxes	383	(3,600)	1,149	(12,717)

Net income	$2,443	$7,578	$4,843	$19,577

Net income to common and participating common securities	$2,443	$832	$4,843	$2,281

Earnings per share:
Basic	$0.09	$0.37	$0.19	$1.05

Diluted	$0.08	$0.14	$0.16	$0.41

Weighted-average shares used in computing earnings per share:
Basic	26,701,216	2,195,355	25,965,303	2,099,392
Diluted	29,632,068	5,839,034	29,453,655	5,507,466

(1) Includes related party revenue of $7,825 and $14,249 for the three and six months ended June 30, 2010, respectively – see Note 16 of notes to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$4,843	$19,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,601	703
Stock-based compensation	2,943	850
Deferred income taxes	(848)	(14,072)
Excess tax benefit related to stock-based compensation	(6,114)	—
Other noncash items	188	24
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(844)	(1,713)
Inventories	(1,174)	(1,144)
Prepaid expenses and other assets	(529)	(871)
Income tax payable/receivable	1,933	683
Accounts payable	(729)	498
Accrued expenses	1,987	1,103
Deferred revenue	(616)	3,231
Other liabilities	(234)	(155)

Net cash provided by operating activities	2,407	8,714

Cash flows from investing activities
Purchases of property and equipment	(2,649)	(1,499)
Acquisition, net of cash acquired	—	(2,499)
Purchases of marketable securities	(87,001)	—
Sales and maturities of marketable securities	53	—
Proceeds from sale of equipment	7	—

Net cash used in investing activities	(89,590)	(3,998)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	3,299	390
Excess tax benefit related to stock-based compensation	6,114	—
Proceeds from the secondary public offerings, net of issuance costs	1,259	—
Costs paid in connection with initial public offering	(1,098)	(36)

Net cash provided by financing activities	9,574	354

Effect of currency exchange rates on cash and cash equivalents	(1)	—

Net increase (decrease) in cash and cash equivalents	(77,610)	5,070
Cash and cash equivalents at beginning of period	110,172	19,061

Cash and cash equivalents at end of period	$32,562	$24,131

Supplemental Cash Flow Information
Income taxes paid	$—	$672

Noncash investing and financing activities
Acquisition of Winyatek Technology Inc. in exchange for Series E preferred shares	$—	$4,538
Unrealized gain on investments, net of tax	62	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1. Organization and Basis of Presentation

Inphi Corporation (the “Company”), a Delaware corporation, was incorporated in November 2000. The Company is a fabless provider of high-speed analog semiconductor solutions for the communications and computing markets. The Company’s semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and computing infrastructures. In addition, the Company’s semiconductor solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers, storage platforms, test and measurement equipment and military systems.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2011, its consolidated results of operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

In October 2010, the Company’s Board of Directors approved a 3-for-7 reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock, which was effected on November 3, 2010. All common stock and preferred stock data and stock option plan information has been adjusted to reflect the split.

2.  Recent Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on fair value measurement. The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The amendments change certain fair value measurement principles and enhance the disclosure requirements about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In June 2011, FASB issued an amendment to its accounting guidance on comprehensive income. The amendments require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance will change how the Company presents other comprehensive income.

3.  Investments

Investments in marketable securities consist of available-for-sale securities. These investments are recorded at fair value with changes in fair value, net of applicable taxes, recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other (expense) income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Investments are made based on our investment policy which restricts the types of investments that can be made. The Company classified available-for-sale securities as short-term as the investments are available to be used in current operations.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

The following table summarizes the investments by investment category as of June 30, 2011:

	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$23,957	$23,961
Municipal bonds	45,725	45,828
Corporate notes/bonds	12,208	12,204
Certificate of deposit	1,000	1,001
Variable rate demand notes	2,500	2,500
Asset backed securities	1,000	1,000

Total investments	$86,390	$86,494

As of June 30, 2011, we had 16 investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. The Company determined that the gross unrealized losses on these investments at June 30, 2011 are temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

4. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of June 30, 2011 and December 31, 2010, the Company maintained an allowance for doubtful accounts of $68.

The following table summarizes the significant customers’ revenue and accounts receivable as a percentage of total revenue and total accounts receivable, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Customer A	30%	37%	29%	35%
Customer C	17	*	15	*

	June 30, 2011	December 31, 2010
Accounts Receivable
Customer A	22%	33%
Customer C	21	11

*	Less than 10% of total revenue or accounts receivable

The Company has two customers who are distributors that sell the Company’s products exclusively to an end customer. In the aggregate, revenue to such end customer, including revenue made through distributors as a percentage of total revenue was 12% and 14% for the three and six months ended June 30, 2010, respectively.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

5. Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010

Raw materials	$1,304	$1,028
Work in process	2,016	2,033
Finished goods	2,949	2,034

	$6,269	$5,095

Finished goods include inventories held by distributors of $521 and $482 as of June 30, 2011 and December 31, 2010, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Laboratory and production equipment	$13,386	$11,882
Office, software and computer equipment	3,960	3,655
Furniture and fixtures	615	729
Leasehold improvements	3,099	2,652

	21,060	18,918
Less accumulated depreciation	(12,925)	(11,712)

	$8,135	$7,206

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2011 was $737 and $1,410, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2010 was $348 and $703, respectively.

As of June 30, 2011 and December 31, 2010, laboratory and production equipment includes $397 in assets that have been capitalized under capital leases. Accumulated amortization of equipment under capital leases was $397 and $388 as of June 30, 2011 and December 31, 2010, respectively. Amortization expense in connection with equipment purchased under capital leases was $2 and $9 for the three and six months ended June 30, 2011, respectively. Amortization expense in connection with equipment purchased under capital leases was $14 and $32 for the three and six months ended June 30, 2010, respectively.

As of June 30, 2011 and December 31, 2010, computer software costs included in property and equipment were $1,563 and $1,471, respectively. Amortization expense of capitalized computer software costs was $58 and $113 for the three and six months ended June 30, 2011, respectively. Amortization expense of capitalized computer software costs was $45 and $84 for the three and six months ended June 30, 2010, respectively.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

7. Goodwill and Identifiable Intangible Assets

The change in goodwill from December 31, 2010 of $5,847 to June 30, 2011 of $5,875 was due to foreign currency translation.

The following table presents details of identifiable intangible assets:

	June 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$890	$222	$668	$886	$111	$775
Customer relationships	812	162	650	808	81	727
In-process research and development	122	—	122	122	—	122

	$1,824	$384	$1,440	$1,816	$192	$1,624

The change in gross amount of identifiable intangible assets was due to foreign currency translation. Amortization expense for amortizing intangible assets was $98 and $191 for the three and six months ended June 30, 2011, respectively.

8. Product Warranty Obligation

As of June 30, 2011 and December 31, 2010, the product warranty liability was $1,000 and $602, respectively. The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$615	$450	$602	$450
Accruals for warranties	385	83	398	83
Settlements	—	(13)	—	(13)

	$1,000	$520	$1,000	$520

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

In addition and without informing the Company, in the fall of 2009 the customer instituted its own larger scale replacement program that covered the replacement of entire subassemblies in which the Company’s product was only one component. In September 2010, the customer made an initial claim for approximately $18 million against the Company for the costs incurred relative to that program. In an email in June 2011, the customer reduced its initial claim to $ 6.6 million. Management believes the amount and basis of the claims made to date are without merit as its warranty liability is contractually limited to the repair or replacement of the Company’s affected products, which to the extent the customer has requested replacement, has already been completed. A formal claim has yet to be made and discussions with the customer are ongoing. At this time, the Company believes its current warranty reserves are adequate to address the matter and that the Company’s obligations under its standard warranty provisions have been fulfilled. However, claims of this nature are subject to various risks and uncertainties and there can be no assurance that this matter will be resolved without further significant costs to the Company, including the potential for arbitration or litigation. If and when the amount of any additional loss, if any, becomes both probable and determinable, the Company may be required to record an incremental reserve.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

9.  Income Taxes

The Company recorded an income tax provision of $383 and $1,149 in the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2010, the Company recorded a tax benefit of $3,600 and $12,717, respectively. The effective tax rate for the three and six months ended June 30, 2011 was 14% and 19%, respectively from (91%) and (185%) in the comparable period of 2010. The difference between the effective tax rates and the 35% federal statutory rate resulted primarily from foreign income taxes provided at lower rates, geographic mix in expected operating results, recognition of research and development credits, unrecognized tax benefits, and release of valuation allowance in 2010. In the three months ended June 30, 2011, the Company recognized significant tax benefits from stock option exercises and disqualifying dispositions. The portion of the tax benefits attributable to cumulative book stock option compensation expense was recorded as a discrete income tax benefit and the excess tax benefit was recorded to additional paid in capital. However, the Company did not record any excess tax benefits that were not expected to reduce income tax payable due to anticipated current year taxable losses.

During the three and six months ended June 30, 2011, the gross amount of the Company’s unrecognized tax benefits increased approximately $356 and $568, respectively as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of June 30, 2011, if recognized, would affect the Company’s effective tax rate. As of June 30, 2011, the Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

10. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net income	$2,443	$7,578	$4,843	$19,577
Less amount allocable to preferred stockholders	—	(6,746)	—	(17,296)

Net income allocable to common and participating common securities	2,443	832	4,843	2,281
Less amount allocable to unvested early exercised options and restricted stock award	(3)	(27)	(6)	(74)

Net income allocable to common stockholders—basic	2,440	805	4,837	2,207
Add amount allocable to unvested early exercised options and restricted stock award	—	21	—	58

Net income allocable to common stockholders—diluted	$2,440	$826	$4,837	$2,265

Denominator
Weighted average common stock	26,735,195	2,268,081	25,999,282	2,166,310
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	(33,979)	(72,726)	(33,979)	(66,918)

Weighted average common stock—basic	26,701,216	2,195,355	25,965,303	2,099,392
Effect of potentially dilutive securities:
Add options to purchase common stock	2,917,162	3,545,282	3,467,261	3,314,894
Add unvested common stock subject to repurchase, unvested restricted stock award and restricted stock unit	1,519	61,047	2,182	61,047
Add warrants to purchase common stock	12,171	37,350	18,909	32,133

Weighted-average common stock—diluted	29,632,068	5,839,034	29,453,655	5,507,466

Earnings per share
Basic	$0.09	$0.37	$0.19	$1.05

Diluted	$0.08	$0.14	$0.16	$0.41

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

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Convertible preferred stock	—	14,485,147	—	14,483,433
Common stock options	580,464	725,206	304,868	365,671
Warrant to purchase redeemable convertible preferred stock	—	—	—	15,045
Restricted stock unit	564,750	—	255,758	—
Restricted stock award and unvested common stock subject to repurchase	33,979	11,679	33,979	5,872

	1,179,193	15,222,032	594,605	14,870,021

11. Stock-Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. There were 4,697 and 32,875 unvested shares subject to the Company’s repurchase right as of June 30, 2011 and December 31, 2010, respectively. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, can-not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Board but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. Upon completion of the Company’s initial public offering, shares originally reserved for issuance under the 2000 Plan but which were not issued or subject to outstanding grants on the effective date of the 2010 Plan, and shares subject to outstanding options or forfeiture restriction under the 2000 Plan on the effective date of the 2010 Plan that are subsequently forfeited or terminated before being exercised, become available for awards under the 2010 Plan, up to 428,571 shares. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administer the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At June 30, 2011, 2,239,478 shares of common stock have been reserved for issuance under the 2010 Plan.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.84%	3.33%	2.84%	3.30%
Expected life (in years)	6.46	6.57	6.45	6.52
Dividend yield	—	—	—	—
Expected volatility	50.00%	60.00%	50.00%	60.00%

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2010	6,672,249	$3.85	6.88	$ 108,369

Granted	625,100	21.88
Exercised	(1,987,601)	1.65
Canceled	(239,001)	8.29

Outstanding at June 30, 2011	5,070,747	$6.73	7.11	$ 56,910

Exercisable at June 30, 2011	4,454,147	$4.63	6.74	$ 56,910

Vested at June 30, 2011	2,445,395	$2.37	5.83	$ 36,770

Vested and expected to vest at June 30, 2011	5,006,699	$6.64	7.09	$ 56,554

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total fair value of employee options vested during the six months ended June 30, 2011 and 2010 was $1,597 and $383, respectively.

The weighted average grant date fair value per share of stock options granted to employees during the six months ended June 30, 2011 and 2010 was $11.48 and $5.25, respectively.

The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $39,271 and $2,822, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $3,280 and $390, respectively, for the six months ended June 30, 2011 and 2010.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

Restricted Stock Units and Awards

The Company granted restricted stock units and awards to the board of directors and employees. Most of the Company’s outstanding restricted stock units vest over four years with vesting contingent upon continuous service. The Company estimates the fair value of restricted stock units and awards using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)

Outstanding at December 31, 2010	—	$—
Granted	663,021	21.94
Canceled	(2,000)	22.07

Outstanding at June 30, 2011	661,021	21.94

Expected to vest at June 30, 2011	637,067

As of December 31, 2010, the Company has 34,284 outstanding nonvested restricted stock awards, 5,000 of which vested during the six months ended June 30, 2011 resulting to 29,284 nonvested restricted stock awards as of June 30, 2011.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating expenses
Cost of goods sold	$119	$16	$160	$27
Research and development	1,066	240	1,345	362
Sales and marketing	660	93	798	169
General and administrative	470	180	640	292

	$2,315	$529	$2,943	$850

As of June 30, 2011, total unrecognized compensation cost related to unvested stock options and awards at June 30, 2011, prior to the consideration of expected forfeitures, is approximately $27,875 which is expected to be recognized over a weighted-average period of 3.41 years.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

12. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$2,443	$7,578	$4,843	$19,577
Foreign currency translation adjustment	152	—	30	—
Unrealized gain on available-for-sale securities, net of tax	62	—	62	—

	$2,657	$7,578	$4,935	$19,577

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

The Company measures its investments in marketable securities at fair value using the market approach. The Company has cash equivalents which consist of money market funds valued using the amortized cost method, in accordance with Rule 2a-7 under the 1940 Act which approximates fair value.

The following table presents the fair value hierarchy of financial assets measured at fair value on a recurring basis as of June 30, 2011:

	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$12,333	$—	$12,333
Municipal bonds	4,000	—	4,000
Commercial paper	2,000	—	2,000
Investment in marketable securities:
US treasury securities	23,961	23,961	—
Municipal bonds	45,828	—	45,828
Corporate notes/bonds	12,204	—	12,204
Certificate of deposit	1,001	—	1,001
Variable rate demand notes	2,500	—	2,500
Asset backed securities	1,000	—	1,000

	$104,827	$23,961	$80,866

There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2011. As of December 31, 2010, the Company had cash equivalents held in money market funds of $80,017 which were categorized as Level 2.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

14. Segment and Geographic Information

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
China	$8,206	$6,277	$16,198	$11,535
United States	4,213	3,049	7,731	6,347
Korea	5,427	4,832	8,619	8,712
Taiwan	1,687	1,931	3,601	4,321
Germany	1,627	442	3,859	698
Japan	1,331	1,610	2,563	3,084
Other	1,510	2,958	2,934	5,488

	$24,001	$21,099	$45,505	$40,185

As of June 30, 2011, $1,768 of long-lived tangible assets are located outside the United States, of which $1,365 are located in Taiwan. As of December 31, 2010, $1,280 of long-lived tangible assets are located outside the United States, of which $864 are located in Taiwan.

15. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2016. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of June 30, 2011, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2011	$2,004
2012	3,011
2013	1,214
2014	1,220
2015	1,038
2016	768

$9,255

For the three and six months ended June 30, 2011, lease operating expense was $836 and $1,655, respectively. For the three and six months ended June 30, 2010, lease operating expense was $788 and $1,494, respectively.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

Noncancelable Purchase Obligations

The Company’s noncancelable purchase obligations consisted primarily of license and consulting fees the Company committed to pay under several agreements. As of June 30, 2011, the Company’s future noncancelable purchase obligations are as follows:

2011	$342
2012	418

$760

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

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures, with Netlist required to file its response to the June 15, 2011 communication and the Action Closing Prosecution dated June 21, 2011 as the next substantive step.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Company’s Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references, as well as a petition requesting additional pages with which to file its response. On July 29, 2011, the USPTO accepted this petition and accorded Requestors 30 days from this date in which respond to the Netlist response served July 5, 2011. The merged Reexamination Proceeding will be conducted in accordance with established procedures for merged Reexamination Proceedings.

The reexamination proceedings could result in a determination that the patents-in-suit, in whole or in part, are valid or invalid, as well as modifications of the scope of the patents-in-suit.

A third party, Sanmina-SCI Corporation, or SSC, has also requested interference proceedings with the USPTO with respect to each of the patents-in-suit. In its April 21, 2010 Request for Continued Examination of U.S. Application No. 11/142,989 (“SSC ’989 patent application”), SSC asserted that it has priority to the inventions claimed by the patents-in-suit and should be granted rights to those inventions. The Company has entered into an agreement with SSC for a non-exclusive license to those rights, if any, that SSC may obtain to the inventions claimed by the patents-in-suit if the USPTO agrees to commence interference proceedings and if SSC prevails in those proceedings.

The USPTO, in a communication dated July 7, 2010, acknowledged that claims were submitted in a filing made in the SSC ‘989 patent application to invoke an Interference with each of the patents-in-suit, but has declined to declare an Interference at this time. The July 7, 2010 USPTO communication rejected the claims submitted to invoke the Interference based upon 35 USC 112, with the rejection asserting that these claims contain “subject matter which was not described in the specification in such a way as to reasonably convey to one skilled in the relevant art that the inventor(s), at the time the application was filed, had possession of the claimed invention.” SSC responded to this USPTO communication on December 24, 2010 and provided an updated response on March 23, 2011 to comply with formalities noted by the USPTO. The USPTO, in a communication dated June 8, 2011, continued to reject the claims submitted to invoke the interference based upon the previously made rejections, and SSC now has until December 8, 2011 to respond to this USPTO communication.

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

If this litigation results in an adverse outcome, the Company may be required to cease the manufacture, use or sale of any product held to infringe Netlist’s patents, including the Company’s iMB product, unless and until the Company or the customers obtain a license from Netlist. A license from Netlist may or may not be available on commercially reasonable terms. An adverse outcome could also result in the Company having to pay damages for infringement and the expenditure of significant resources to redesign any infringing product, including the iMB product, in a non-infringing manner, which may or may not be successful. To date, the Company only sampled the iMB product and, as a result, the Company generated minimal revenue. The Company’s ability to generate future revenue from the iMB product, could be adversely affected, though it is currently difficult to estimate the level at which this may affect the Company’s revenue.

The Company is unable to assess the possible outcome of this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. As a result, the Company believes the estimated fair value of these agreements is immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011 and December 31, 2010.

16. Related Party Transactions

The Company recognized $7,302 and $13,287 in revenue during the three and six months ended June 30, 2011, respectively, from an investor. The Company recognized $7,825 and $14,249 in revenue during the three and six months ended June 30, 2010, respectively, from an investor. The receivable balance from the investor as of June 30, 2011 and December 31, 2010 was $2,379 and $3,386, respectively. The investor, together with associated entities, held over 13% of the Company’s outstanding shares of common stock before the initial public offering. After the initial public offering in November 2010, the investor, together with associated entities, holds less than 10% of the Company’s outstanding shares of common stock. As a result of the decline in ownership below 10% of the outstanding common stock, the Company no longer considers the investor a related party.

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. The Company paid $1,175 and $1,050 in the six months ended June 30, 2011 and 2010, respectively. Operating lease expense related to this agreement included in research and development expense was $487 and $983 for the three and six months ended June 30, 2011, respectively. Operating lease expense related to this agreement included in research and development expense was $437 and $875 for the three and six months ended June 30, 2010, respectively.

17. Subsequent Events

In July 2011, the Board of Directors granted 70,865 options to purchase shares of common stock with an exercise price of $16.63 per share and 49,835 restricted stock units to the Company’s employees with a fair value of $16.63 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Report. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, terms “objective,” “should,” “can,” “believe,” “expect,” “estimate,” “predict,” “potential,” “anticipate,” “will,” “contemplate,” “would,” “project,” “plan,” “may,” “could,” “intend,” “likely,” “might,” “continue” or the negative of these terms, and similar expressions that contemplate future events may identify forward-looking statements, including statements regarding our expectation of revenue and operating expenses, sources of revenue, our tax benefits, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involved known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part II, Item 1A, “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Finally, our historic results should not be viewed as indicative of future performance.

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

We have a broad product portfolio with 17 product lines and over 170 products as of June 30, 2011, including our new 100 GbE CMOS SerDes architecture, or iPHY, which is designed to enable the development of next generation low power and high port density 100 Gigabit Ethernet (100 GbE) solutions to address bandwidth bottlenecks in next generation data center and communications infrastructures. We also introduced in the first quarter of 2011 our 2850TA dual-channel transimpedance amplifier, or TIA, which enables the deployment of industry standard single wavelength 100G coherent transport systems.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2010 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, we delivered the following financial performance:

•

Total revenues increased by $2.9 million, or 14%, to $24 million in the three months ended June 30, 2011 as compared to three months ended June 30, 2010. In the six months ended June 30, 2011, total revenues increased by $5.3 million, or 13%, to $45.5 million as compared to six months ended June 30, 2010.

•

Total operating expenses increased by $3.1 million, or 31%, to $12.8 million in the three months ended June 30, 2011 as compared to three months ended June 30, 2010. In the six months ended June 30, 2011, total operating expenses increased by $5.0 million, or 27%, to $23.8 million as compared to six months ended June 30, 2010.

•

Income from operations decreased by $1.3 million, or 32%, to $2.7 million in the three months ended June 30, 2011 as compared to three months ended June 30, 2010. In the six months ended June 30, 2011, income from operations decreased by $1.0 million, or 15%, to $5.9 million as compared to six months ended June 30, 2010.

•

Diluted earnings per share decreased by $0.06, or 43%, to $0.08 in the three months ended June 30, 2011 as compared to three months ended June 30, 2010. In the six months ended June 30, 2011, diluted earnings per share decreased by $0.25, or 61%, to $0.16 as compared to six months ended June 30, 2010.

•	Cash flow from operations decreased by $6.3 million, or 72%, to $2.4 million in the six months ended June 30, 2011 as compared to six months ended June 30, 2010.

The increase in our revenue in both periods was a result of increase in demand of our high speed memory interface products and to a lesser degree the sale of our storage products as a result of acquisition of Winyatek Technology Inc. Over the remainder of the fiscal year, we expect revenue will continue to increase due to new products that we plan to introduce in 2011.

Our income from operations decreased due to increased operating expenses in both periods. Total operating expenses increased in both periods compared to the same period in 2010 due primarily to an increase in headcount and stock-based compensation. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. The acquisition of Winyatek Technology Inc. on June 30, 2010 increased our headcount by 29. In addition, we also hired 29 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business and the cost associated with being a public company including, compliance with Sarbanes-Oxley Act of 2002. Our diluted earnings per share decreased primarily due to the reversal of deferred tax assets valuation allowance of $7 million and $17 million during the three and six months ended June 30, 2010, respectively, new issuance of common stock as a result of initial public offering in November 2010 and due to preferred stock outstanding as of June 30, 2010, which was excluded from the diluted earnings per share calculation as they were antidilutive. Shares of our preferred stock were converted into common stock in November 2010 upon completion of our initial public offering.

Our cash and cash equivalents were $32.6 million at June 30, 2011, compared with $110 million at December 31, 2010. We generated cash flow from operations of $2.4 million during the six months ended June 30, 2011 compared to $8.7 million during the six months ended June 30, 2010. Cash used in investing activities during the six months ended June 30, 2011 was $89.6 million primarily due to purchases of marketable securities. We generated cash flow from financing activities of $9.6 million primarily due to proceeds from exercise of stock options and warrants of $3.3 million and excess tax benefit on stock-based compensation of $6.1 million. We received net proceeds of $1.3 million from the completion of our secondary public offering in April 2011. We also paid $1 million cost of initial public offering.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2011.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenue	100%	100%	100%	100%
Cost of revenue	35	35	35	36

Gross profit	65	65	65	64

Operating expense:
Research and development	30	24	30	26
Sales and marketing	13	10	12	10
General and administrative	10	12	10	11

Total operating expenses	53	46	52	47

Income from operations	12	19	13	17
Other income	—	—	—	—

Income before income taxes	12	19	13	17
Provision (benefit) for income taxes	2	(17)	2	(32)

Net income	10%	36%	11%	49%

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Revenue

	Three Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Total revenue	$24,001	$21,099	$2,902	14%

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Total revenue	$45,505	$40,185	$5,320	13%

Total revenue for three and six months ended June 30, 2011 increased compared to corresponding 2010 periods due to increases in the number of units sold of 55% and 33%, respectively. The increases in number of units sold were mainly due to storage products sold by our Taiwan subsidiary, which we acquired on June 30, 2010 and sale of our high speed memory interface products. The increases were partially offset by a year over year decrease in average selling price of approximately 26% and 15% for three and six months ended June 30, 2011, respectively. The decrease in average selling price was due to change in product mix, mainly from the storage products of our Taiwan subsidiary sold at lower prices.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Cost of revenue	$8,458	$7,344	$1,114	15%
Gross profit	$15,543	$13,755	$1,788	13%
Gross profit as a percentage of revenue	65%	65%	—	—

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Cost of revenue	$15,845	$14,531	$1,314	9%
Gross profit	$29,660	$25,654	$4,006	16%
Gross profit as a percentage of revenue	65%	64%	—	1%

Cost of revenue for the three and six months ended June 30, 2011 increased primarily due to an increase in the number of units purchased by customers as described above. Product costs as a percentage of revenue were relatively unchanged for both periods as compared to the prior year.

Research and Development

	Three Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Research and development	$7,292	$5,126	$2,166	42%

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Research and development	$13,661	$10,192	$3,469	34%

Research and development expenses for three and six months ended June 30, 2011 increased compared to corresponding 2010 periods due to the increase in research and development headcount and the acquisition of Winyatek Technology Inc. in June 2010, which resulted in increase in personnel costs, including stock-based compensation expense of $1.5 million and $2.3 million, respectively. In addition, pre-production engineering mask costs increased by $0.4 million and $0.6 million, and consulting fees increased by $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing products. Specifically, we accelerated the development of our products for next generation communications networks and high-speed memory interfaces.

Sales and Marketing

	Three Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Sales and marketing	$3,138	$2,049	$1,089	53%

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Sales and marketing	$5,719	$4,124	$1,595	39%

Sales and marketing expenses for three and six months ended June 30, 2011 increased compared to corresponding 2010 periods primarily due to an increase in personnel costs, including stock-based compensation expense of $0.8 million and $1.0 million, respectively, to support increased sales activities. In addition, commission expense increased by $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, as a result of increase in revenue.

General and Administrative

	Three Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

General and administrative	$2,377	$2,568	$(191)	(7)%

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

General and administrative	$4,419	$4,471	$(52)	(1)%

General and administrative expenses for the three and six months ended June 30, 2011 decreased compared to corresponding 2010 periods primarily due to a reduction in legal fees. Legal fees decreased by $0.8 million and $1.2 million for the three and six months ended June 30, 2011, respectively, primarily related to litigation matters described in note 15 of the notes to our financial statements. The decrease was offset by increase in personnel costs, including stock-based compensation expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2011, respectively, due to an increase headcount. Our directors’ fees increased by $0.1 million for the three and six months ended June 30, 2011 due to the addition of two directors in 2010 as we transitioned to a public company. In addition, for the six months ended June 30, 2011, other consulting fees increased by $0.1 million for consulting services in information technology and human resource functions.

Provision (benefit) for Income Tax

	Three Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Provision (benefit) for income tax	$383	$(3,600)	$3,983	111%

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Provision (benefit) for income tax	$1,149	$(12,717)	$13,866	109%

The income tax expense for the three and six months ended June 30, 2011 reflects an effective tax rate of 14% and 19%, respectively. The effective tax rates for the three and six months ended June 30, 2011 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits, and unrecognized tax benefits. During the three and six months ended June 30, 2010, we recorded an income tax benefit of $3.6 million and $12.7 million that reflects an effective tax rate benefit of 91% and 185%, respectively. The effective tax rate benefit differs from the statutory rate of 35% due to a release of our valuation allowance and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability, recognition of California research and development credits, and unrecognized tax benefits.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents and investments in marketable securities of $119.1 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$2,407	$8,714
Net cash used in investing activities	(89,590)	(3,998)
Net cash provided by financing activities	9,574	354
Effect of currency exchange rate on cash	(1)	—

Net increase (decrease) in cash and cash equivalents	$(77,610)	$5,070

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 primarily reflected net income of $4.8 million, change in income tax payable/receivable of $1.9 million, increase in accrued expenses of $2.0 million, depreciation and amortization of $1.6 million and stock-based compensation of $2.9 million, offset by increases to accounts receivable of $0.8 million and inventories of $1.2 million, decreases to accounts payable of $0.7 million and deferred revenue of $0.6 million, deferred income taxes of $0.8 million and excess tax benefit related to stock-based compensation of $6.1 million. Accrued expenses increased as a result of inventories received not yet invoiced by the vendors. Our accounts receivable increased due to higher product shipments in the second quarter of 2011. Our inventories increased as a result of growing production for expected delivery to customers in the third quarter of 2011. Our accounts payable decreased due to payments to vendors. Our deferred revenue decreased as distributors reduced their inventory levels and shipped parts to end customers to meet their demand.

Net cash provided by operating activities during the six months ended June 30, 2010 primarily reflected net income of $19.6 million, increases to accounts payable and accrued expenses of $1.6 million, deferred revenue of $3.2 million, depreciation and amortization of $0.7 million and stock-based compensation of $0.8 million offset by increases in inventory of $1.1 million, accounts receivable of $1.7 million and deferred income taxes of $14.1 million. Our accounts payable and accrued expenses increased as a result of increased production volumes. Our deferred revenue increased because of shipments made to distributors close to the end of the period to meet delivery requirements of end customers. Our inventories increased as a result of growing production for immediate delivery to customers in the third quarter of 2010, and accounts receivable increased as a result of increased shipments.

Net Cash Used in Investing Activities

During the six months ended June 30, 2011, net cash used in investing activities consisted of cash used to purchase investments in marketable securities of $87 million and property and equipment of $2.6 million mainly for laboratory equipment and leasehold improvements for our offices in California.

Net cash used in investing activities during the six months ended June 30, 2010 consisted of net cash used to acquire all of the outstanding shares of Winyatek Technology Inc. of $2.5 million and purchases of property and equipment of $1.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2011 consisted primarily of $6.1 million excess tax benefit related to stock-based compensation, net proceeds from secondary offering of $1.3 million and proceeds from the exercise of stock options and warrants of $3.3 million. In addition, we also paid $1.1 million of expenses related to initial public offering.

Net cash provided by financing activities during the six months ended June 30, 2010 consisted primarily of $0.4 million proceeds from the exercise of stock options.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of June 30, 2011 consisted of $119.1 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have not engaged in any off-balance sheet arrangements, such as the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents and investments in marketable securities of $119.1 million and $110.2 million at June 30, 2011 and December 31, 2010, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers and money market funds and debt securities. Our investment portfolio as of June 30, 2011 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, commercial papers, certificates of deposit, variable rate demand notes and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

Our cash and cash equivalents and investment in marketable securities at June 30, 2011 consisted of $115.9 million held domestically, with the remaining balance of $3.2 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors below.

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

As of June 30, 2011, we had an accumulated deficit of $29.8 million. We have incurred net losses in each year through 2008. We generated net income (loss) of $26.1 million, $7.3 million and $(3.4) million for the years ended December 31, 2010, 2009 and 2008, respectively. In the six months ended June 30, 2011, we generated net income of $4.8 million. We may incur net losses in the future.

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

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. For example, Netlist, Inc. filed suit against us in the United States District Court, Central District of California, in September 2009, alleging that our iMB™ and certain other memory module components infringe three of Netlist’s patents. For more details, see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

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

Our products are sold as components or as modules for use in larger electronic equipment sold by our customers. A product usually goes through an intense qualification and testing period performed by our customers before being used in production. We primarily outsource our product testing to third parties and also perform some testing in our Westlake Village, California, facility. We inspect and test parts, or have them inspected and tested in order to screen out parts that may be weak or potentially suffer a defect incurred through the manufacturing process. From time to time, we are subject to warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards. For example, in September 2010, we were informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by us during the summer and fall of 2009. Of these shipments, approximately 4% were later confirmed or suspected to have random manufacturing process anomalies in the wafer die in the product. Based on our standard warranty provisions, we provided replacement parts to the customer for the known and suspected failures that had occurred. In addition, and without informing us, in the fall of 2009, the customer instituted its own larger scale replacement program that covered the replacement of entire subassemblies in which our product was only one component. In September 2010, the customer made an initial claim for approximately $18 million against us for the costs incurred relative to that program. In June 2011, the customer sent us an email and reduced their initial claim down to $ 6.6 million. We believe the amount and the basis of the claims are without merit as our warranty liability is contractually limited to the repair or replacement of the affected Inphi products, which, to the extent the customer has requested replacement, has already been completed. A formal claim has yet to be made and discussions with the customer are ongoing. However, claims of this nature are subject to various risks and uncertainties and there can be no assurance that this matter will be resolved without further significant costs to us, including the potential for arbitration or litigation.

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

Our directors and executive officers, together with members of their immediate families and affiliated funds, beneficially owned, in the aggregate, more than 25.74% of our outstanding capital stock as of June 30, 2011. In addition, entities affiliated with Walden International and Tallwood I, L.P. beneficially owned 11.45% and 8.29%, respectively, of our outstanding capital stock as of June 30, 2011. Lip-Bu Tan and Diosdado Banatao, who are affiliated with Walden International and Tallwood I, L.P., respectively, are currently two of the eight members of our board of directors. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $23.8 million in 2010, $17.8 million in 2009 and $17.5 million in 2008. For the six months ended June 30, 2011, our research and development expense was $13.7 million. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

The trading price of our common stock has experienced wide fluctuations. For example, since our initial public offering until August 4, 2011, the closing price of our common stock ranged from $11.18 to $26.63. Volatility in the market price of our common stock may occur in the future. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this report and others beyond our control, including:

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

Sales of our common stock in the public market or the perception that sales could occur, could cause the market price of our common stock to decline. As of June 30, 2011, we had 27,212,356 shares of common stock outstanding, of which 19,312,356 shares are eligible for sale at various times upon the expiration of lock-up agreements in May 2011 and June 2011 and subject to vesting requirements, the requirements of Rule 144 and trading black-out periods. As these resale restrictions have ended, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents, investments in marketable securities, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in an industry, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

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

INPHI CORPORATION,
(Registrant)

/s/ Young K. Sohn

Young K. Sohn
Chief Executive Officer
(Principal Executive Officer)

August 9, 2011

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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