Form 10-Q
period 2011-09-30
INPHI Corp
filed 2011-11-04
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of November 2, 2011 was 27,729,683.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$28,388	$110,172
Short-term investments in marketable securities	88,400	—
Accounts receivable, net	10,351	10,052
Inventories	6,797	5,095
Deferred tax assets	1,665	1,665
Income tax receivable	3,428	2,214
Prepaid expenses and other current assets	2,232	1,366

Total current assets	141,261	130,564
Property and equipment, net	9,006	7,206
Goodwill	5,875	5,847
Identifiable intangible assets, net	—	1,624
Deferred tax assets	10,243	6,182
Deferred tax charge	5,970	7,293
Other assets, net	316	241

Total assets	$172,671	$158,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,857	$6,692
Deferred revenue	1,791	2,647
Accrued employee expenses	1,618	1,749
Other accrued expenses	2,098	1,843
Other current liabilities	71	746

Total current liabilities	10,435	13,677
Other liabilities	4,454	2,594

Total liabilities	14,889	16,271

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 27,682,642 and 25,088,122 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	28	25
Additional paid-in capital	189,339	176,505
Accumulated deficit	(32,432)	(34,644)
Accumulated other comprehensive income	847	800

Total stockholders’ equity	157,782	142,686

Total liabilities and stockholders’ equity	$172,671	$158,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue (1)	$16,482	$21,862	$61,987	$62,047
Cost of revenue	6,573	7,555	22,418	22,086

Gross profit	9,909	14,307	39,569	39,961

Operating expense:
Research and development	6,951	6,719	20,612	16,911
Sales and marketing	3,886	2,347	9,605	6,471
General and administrative	2,570	2,332	6,989	6,803

Total operating expense	13,407	11,398	37,206	30,185

Income (loss) from operations	(3,498)	2,909	2,363	9,776
Other income	142	70	273	63

Income (loss) before income taxes	(3,356)	2,979	2,636	9,839
Provision (benefit) for income taxes	(725)	(600)	424	(13,317)

Net income (loss)	$(2,631)	$3,579	$2,212	$23,156

Net income (loss) allocable to common and participating common securities	$(2,631)	$279	$2,212	$2,606

Earnings per share:
Basic	$(0.10)	$0.11	$0.08	$1.15

Diluted	$(0.10)	$0.05	$0.08	$0.46

Weighted-average shares used in computing earnings per share:
Basic	27,477,137	2,348,281	26,471,544	2,183,267
Diluted	27,477,137	6,040,009	29,365,902	5,634,604

(1)	Includes related party revenue of $6,139 and $20,388 for the three and nine months ended September 30, 2010, respectively – see Note 15 of notes to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$2,212	$23,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,426	1,169
Stock-based compensation	4,934	1,783
Assets written off	1,535	—
Deferred income taxes	(5,016)	(15,273)
Excess tax benefit related to stock-based compensation	(2,714)	—
Other noncash items	579	(33)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(297)	(3,059)
Inventories	(1,702)	(832)
Prepaid expenses and other assets	(704)	(894)
Income tax payable/receivable	5,370	1,064
Accounts payable	(509)	622
Accrued expenses	119	1,315
Deferred revenue	(856)	1,255
Other liabilities	(357)	1,090

Net cash provided by operating activities	5,020	11,363

Cash flows from investing activities
Purchases of property and equipment	(4,456)	(2,196)
Acquisition, net of cash acquired	—	(2,499)
Purchases of marketable securities	(97,490)	—
Sales and maturities of marketable securities	8,255	—
Proceeds from sale of equipment	9	—

Net cash used in investing activities	(93,682)	(4,695)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	4,214	448
Excess tax benefit related to stock-based compensation	2,714	—
Proceeds from the secondary public offerings, net of issuance costs	1,050	—
Costs paid in connection with initial public offering	(1,099)	(615)

Net cash provided by (used in) financing activities	6,879	(167)

Effect of currency exchange rates on cash and cash equivalents	(1)	20

Net increase (decrease) in cash and cash equivalents	(81,784)	6,521
Cash and cash equivalents at beginning of period	110,172	19,061

Cash and cash equivalents at end of period	$28,388	$25,582

Supplemental Cash Flow Information
Income taxes paid	$—	$892

Noncash investing and financing activities
Acquisition of Winyatek Technology Inc. in exchange for Series E preferred shares	$—	$4,538
Unrealized gain on investments, net of tax	17	—

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at September 30, 2011, its consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

In October 2010, the Company’s Board of Directors approved a 3-for-7 reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock, which was effected on November 3, 2010. All common stock and preferred stock data and stock option plan information has been adjusted to reflect the split.

In the third quarter of 2011, because of current period operating loss and projected continuing losses for our Taiwan subsidiary related to acquired legacy products, the Company decided to discontinue the sale of these legacy products and transitioned the Taiwan subsidiary to be a design center. The associated restructuring expense was $1,646, of which $1,408 pertains to write off of certain intangibles (see note 6). In addition, the restructuring of the Taiwan subsidiary brought about a change in the Taiwan subsidiary’s functional currency designation from Taiwan dollars to United States dollars.

2. Recent Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on fair value measurement. The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The amendments change certain fair value measurement principles and enhance the disclosure requirements about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011 and are applied prospectively. The Company does not anticipate a material impact to the consolidated financial statements upon adoption of this guidance.

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

In September 2011, FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements upon adoption of this guidance.

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

The following table summarizes the investments by investment category as of September 30, 2011:

	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$24,159	$24,165
Municipal bonds	41,771	41,947
Corporate notes/bonds	18,451	18,276
Certificate of deposit	1,000	1,015
Variable rate demand notes	1,000	1,003
Commercial papers	991	994
Asset backed securities	1,000	1,000

Total investments	$88,372	$88,400

As of September 30, 2011, we had 15 investments that were in an unrealized loss position. The gross unrealized losses on these investments at September 30, 2011 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

4. Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010

Raw materials	$1,240	$1,028
Work in process	1,857	2,033
Finished goods	3,700	2,034

	$6,797	$5,095

Finished goods include inventories held by distributors of $489 and $482 as of September 30, 2011 and December 31, 2010, respectively.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

5. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Laboratory and production equipment	$14,798	$11,882
Office, software and computer equipment	4,133	3,655
Furniture and fixtures	615	729
Leasehold improvements	3,113	2,652

	22,659	18,918
Less accumulated depreciation	(13,653)	(11,712)

	$9,006	$7,206

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2011 was $793 and $2,202, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2010 was $379 and $1,082, respectively.

As of September 30, 2011 and December 31, 2010, laboratory and production equipment includes $397 in assets that have been capitalized under capital leases. Accumulated amortization of equipment under capital leases was $397 and $388 as of September 30, 2011 and December 31, 2010, respectively. Amortization expense in connection with equipment purchased under capital leases was $0 and $9 for the three and nine months ended September 30, 2011, respectively. Amortization expense in connection with equipment purchased under capital leases was $6 and $38 for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011 and December 31, 2010, computer software costs included in property and equipment were $1,680 and $1,471, respectively. Amortization expense of capitalized computer software costs was $59 and $171 for the three and nine months ended September 30, 2011, respectively. Amortization expense of capitalized computer software costs was $48 and $132 for the three and nine months ended September 30, 2010, respectively.

6. Goodwill and Identifiable Intangible Assets

The change in goodwill from December 31, 2010 of $5,847 to September 30, 2011 of $5,875 was due to foreign currency translation.

The following table presents details of identifiable intangible assets at December 31, 2010:

	December 31, 2010
	Gross	Accumulated Amortization	Net
Developed technology	$886	$111	$775
Customer relationships	808	81	727
In-process research and development	122	—	122

	$1,816	$192	$1,624

As discussed in note 1, during the third quarter of 2011, the Company decided to discontinue the sale of acquired legacy products in Taiwan and as a result, evaluated the carrying value of long-lived assets of the related asset group, which resulted in impairment of all identifiable intangible assets. The impairment losses were presented in the statements of income for the three and nine months ended September 30, 2011 as follows:

Cost of goods sold	$654
Research and development	122
Sales and marketing	632

$1,408

Amortization expense for amortizing intangible assets was $32 and $224 for the three and nine months ended September 30, 2011, respectively.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

7. Product Warranty Obligation

As of September 30, 2011 and December 31, 2010, the product warranty liability was $1,000 and $602, respectively. The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$1,000	$520	$602	$450
Accruals for warranties	—	20	398	103
Settlements	—	—	—	(13)

	$1,000	$540	$1,000	$540

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

In March 2010, the Company developed additional tests to screen out the wafer die that might be susceptible to this type of failure and resumed shipments to the customer. Based on its standard warranty provisions, the Company has provided replacement parts to the customer for the known and suspected failures that had occurred.

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

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

8. Income Taxes

The Company recorded an income tax provision (benefit) of $(725) and $424 in the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2010, the Company recorded a tax benefit of $600 and $13,317, respectively. The effective tax rate for the three and nine months ended September 30, 2011 was 22% and 16%, respectively from (20%) and (135%) in the comparable period of 2010. The difference between the effective tax rates and the 35% federal statutory rate resulted primarily from foreign income taxes provided at lower rates, geographic mix in expected operating results, recognition of research and development credits, unrecognized tax benefits, and release of valuation allowance in 2010. In the nine months ended September 30, 2011, the Company recognized significant tax benefits from stock option exercises and disqualifying dispositions. The portion of the tax benefits attributable to cumulative book incentive stock option compensation expense was recorded as a discrete income tax benefit and the excess tax benefit was recorded to additional paid in capital. However, the Company did not record any excess tax benefits that were not expected to reduce income tax payable due to anticipated current year taxable losses.

During the three and nine months ended September 30, 2011, the gross amount of the Company’s unrecognized tax benefits increased approximately $2,302 and $2,871, respectively as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of September 30, 2011, if recognized, would affect the Company’s effective tax rate. As of September 30, 2011, the Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations for which the Company has the intent and ability to invest indefinitely outside the United States.

9. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net income (loss)	$(2,631)	$3,579	$2,212	$23,156
Less amount allocable to preferred stockholders	—	(3,300)	—	(20,550)

Net income (loss) allocable to common and participating common securities	(2,631)	279	2,212	2,606
Less amount allocable to unvested early exercised options and restricted stock award	(2)	(9)	(2)	(88)

Net income (loss) allocable to common stockholders—basic	(2,629)	270	2,210	2,518
Add amount allocable to unvested early exercised options and restricted stock award	—	5	—	50

Net income (loss) allocable to common stockholders—diluted	$(2,629)	$275	$2,210	$2,568

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Denominator
Weighted average common stock	27,500,706	2,420,766	26,495,113	2,242,721
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	(23,569)	(72,485)	(23,569)	(59,454)

Weighted average common stock—basic	27,477,137	2,348,281	26,471,544	2,183,267
Effect of potentially dilutive securities:
Add options to purchase common stock	—	3,607,386	2,878,113	3,371,498
Add unvested common stock subject to repurchase, unvested restricted stock award and restricted stock unit	—	46,959	3,360	46,959
Add warrants to purchase common stock	—	37,383	12,885	32,880

Weighted-average common stock—diluted	27,477,137	6,040,009	29,365,902	5,634,604

Earnings per share
Basic	$(0.10)	$0.11	$0.08	$1.15

Diluted	$(0.10)	$0.05	$0.08	$0.46

Net income has been allocated to the common stock, convertible participating preferred stock before conversion to common stock, unvested early exercised options and unvested restricted stock awards based on their respective rights to share in dividends.

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Convertible preferred stock	—	14,795,411	—	14,588,569
Common stock options	4,662,314	1,458,669	641,412	741,732
Warrant to purchase redeemable convertible preferred stock	—	15,045	—	15,045
Restricted stock unit	688,630	—	386,244	—
Restricted stock award and unvested common stock subject to repurchase	23,569	25,527	23,569	12,495

	5,374,513	16,294,652	1,051,225	15,357,841

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

10. Stock-Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of September 30, 2011, there were no unvested shares outstanding subject to the Company’s right of repurchase. There were 32,875 unvested shares subject to the Company’s repurchase right as of December 31, 2010. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, can-not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Board but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. Upon completion of the Company’s initial public offering, shares originally reserved for issuance under the 2000 Plan but which were not issued or subject to outstanding grants on the effective date of the 2010 Plan, and shares subject to outstanding options or forfeiture restriction under the 2000 Plan on the effective date of the 2010 Plan that are subsequently forfeited or terminated before being exercised, become available for awards under the 2010 Plan, up to 428,571 shares. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administer the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At September 30, 2011, 2,404,723 shares of common stock have been reserved for issuance under the 2010 Plan.

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	2.28%	2.43%	2.78%	3.08%
Expected life (in years)	6.27	6.29	6.43	6.46
Dividend yield	—	—	—	—
Expected volatility	50.00%	60.00%	50.00%	60.00%

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2010	6,672,249	$3.85	6.88	$108,369

Granted	695,965	21.35
Exercised	(2,457,887)	1.71
Canceled	(500,446)	8.57

Outstanding at September 30, 2011	4,409,881	$7.27	7.30	$16,878

Exercisable at September 30, 2011	3,740,416	$4.76	6.91	$16,878

Vested at September 30, 2011	2,201,037	$2.93	5.94	$13,439

Vested and expected to vest at September 30, 2011	4,358,695	$7.19	7.28	$16,851

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total fair value of employee options vested during the nine months ended September 30, 2011 and 2010 was $2,499 and $661, respectively.

The weighted average grant date fair value per share of stock options granted to employees during the nine months ended September 30, 2011 and 2010 was $11.16 and $5.70, respectively.

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $43,850 and $3,123, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $4,194 and $448, respectively, for the nine months ended September 30, 2011 and 2010.

Restricted Stock Units and Awards

The Company granted restricted stock units and awards to members of the board of directors and employees. Most of the Company’s outstanding restricted stock units vest over four years with vesting contingent upon continuous service. The Company estimates the fair value of restricted stock units and awards using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)

Outstanding at December 31, 2010	—	$—
Granted	712,856	21.57
Canceled	(26,500)	22.07

Outstanding at September 30, 2011	686,356	21.55

Expected to vest at September 30, 2011	664,105

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

As of December 31, 2010, the Company has 34,284 outstanding nonvested restricted stock awards, 10,715 of which vested during the nine months ended September 30, 2011 resulting to 23,569 nonvested restricted stock awards as of September 30, 2011.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating expenses
Cost of goods sold	$66	$32	$226	$59
Research and development	851	549	2,196	911
Sales and marketing	584	155	1,382	324
General and administrative	490	197	1,130	489

	$1,991	$933	$4,934	$1,783

As of September 30, 2011, total unrecognized compensation cost related to unvested stock options and awards at September 30, 2011, prior to the consideration of expected forfeitures, is approximately $25,354 which is expected to be recognized over a weighted-average period of 3.22 years.

11. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(2,631)	$3,579	$2,212	$23,156
Foreign currency translation adjustment	—	197	30	197
Unrealized gain (loss) on available-for-sale securities, net of tax	(45)	—	17	—

	$(2,676)	$3,776	$2,259	$23,353

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

The following table presents the fair value hierarchy of financial assets measured at fair value on a recurring basis as of September 30, 2011:

	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$16,420	$—	$16,420
Investment in marketable securities:
US treasury securities	24,165	24,165	—
Municipal bonds	41,947	—	41,947
Corporate notes/bonds	18,276	—	18,276
Certificate of deposit	1,015	—	1,015
Variable rate demand notes	1,003	—	1,003
Commercial papers	994	—	994
Asset backed securities	1,000	—	1,000

	$104,820	$24,165	$80,655

There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2011. As of December 31, 2010, the Company had cash equivalents held in money market funds of $80,017 which were categorized as Level 2.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
China	$2,300	$9,689	$18,497	$21,223
United States	5,416	3,505	13,147	9,852
Korea	2,657	2,301	11,286	11,015
Taiwan	1,477	1,295	5,077	5,616
Germany	1,295	632	5,154	1,330
Japan	1,221	1,976	3,783	5,061
Other	2,116	2,464	5,043	7,950

	$16,482	$21,862	$61,987	$62,047

As of September 30, 2011, $2,498 of long-lived tangible assets are located outside the United States, of which $2,059 are located in Taiwan. As of December 31, 2010, $1,280 of long-lived tangible assets are located outside the United States, of which $864 are located in Taiwan.

14. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2016. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of September 30, 2011, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2011	$1,011
2012	2,955
2013	3,216
2014	1,223
2015	1,039
2016	768

$10,212

For the three and nine months ended September 30, 2011, lease operating expense was $892 and $2,548, respectively. For the three and nine months ended September 30, 2010, lease operating expense was $893 and $2,387, respectively.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

Noncancelable Purchase Obligations

The Company’s noncancelable purchase obligations consisted primarily of license and consulting fees the Company committed to pay under several agreements. As of September 30, 2011, the Company’s future noncancelable purchase obligations are as follows:

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ‘274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures, with the Company having the opportunity to provide rebuttable comments to the USPTO by November 28, 2011 as the next substantive step.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company submitted rebuttal comments on September 21, 2011. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures, with a further communication from the USPTO expected as the next substantive step.

INPHI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Company’s Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. The merged Reexamination Proceeding will be conducted in accordance with established procedures for merged Reexamination Proceedings, with Netlist having the opportunity to respond to the October 14, 2011 Office Action by December 14, 2011 as the next substantive step.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. As a result, the Company believes the estimated fair value of these agreements is immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2011 and December 31, 2010.

15. Related Party Transactions

The Company recognized $6,139 and $20,388 in revenue during the three and nine months ended September 30, 2010, respectively, from an investor. The receivable balance from the investor as of December 31, 2010 was $3,386. The investor, together with associated entities, held over 13% of the Company’s outstanding shares of common stock before the initial public offering. After the initial public offering in November 2010, the investor, together with associated entities, holds less than 10% of the Company’s outstanding shares of common stock. As a result of the decline in ownership below 10% of the outstanding common stock, the Company no longer considers the investor a related party.

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. The Company paid $1,737 and $1,050 in the nine months ended September 30, 2011 and 2010, respectively. Operating lease expense related to this agreement included in research and development expense was $550 and $1,533 for the three and nine months ended September 30, 2011, respectively. Operating lease expense related to this agreement included in research and development expense was $438 and $1,313 for the three and nine months ended September 30, 2010, respectively.

16. Subsequent Events

In October 2011, the Board of Directors granted 78,500 options to purchase shares of common stock with an exercise price of $10.29 per share and 60,700 restricted stock units to the Company’s employees with a fair value of $10.29 per share.

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

We have a broad product portfolio with 17 product lines and over 170 products as of September 30, 2011, including our new 100 GbE CMOS SerDes, or iPHY, which is designed to enable the development of next generation low power and high port density 100 Gigabit Ethernet (100 GbE) solutions to address bandwidth bottlenecks in next generation data center and communications infrastructures. We also introduced in the first quarter of 2011 our 2850TA dual-channel transimpedance amplifier, or TIA, which enables the deployment of industry standard single wavelength 100G coherent transport systems.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2010 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, we delivered the following financial performance:

•

Total revenues decreased by $5.4 million, or 25%, to $16.5 million in the three months ended September 30, 2011 as compared to three months ended September 30, 2010. Total revenue in the nine months ended September 30, 2011 remained relatively flat as compared to the nine months ended September 30, 2010 at $62.0 million.

•

Gross margin as a percentage of total revenues decreased to 60% in the three months ended September 30, 2011 from 65% in the three months ended September 30, 2010. Gross margin as a percentage of total revenues in the nine months ended September 30, 2011 remained flat as compared to the nine months ended September 30, 2010 at 64%.

•

Total operating expenses increased by $2.0 million, or 18%, to $13.4 million in the three months ended September 30, 2011 as compared to three months ended September 30, 2010. In the nine months ended September 30, 2011, total operating expenses increased by $7.0 million, or 23%, to $37.2 million as compared to nine months ended September 30, 2010.

•

Income from operations decreased by $6.4 million, or 220%, to a loss of $3.5 million in the three months ended September 30, 2011 as compared to three months ended September 30, 2010. In the nine months ended September 30, 2011, income from operations decreased by $7.4 million, or 76%, to $2.4 million as compared to nine months ended September 30, 2010.

•

Diluted earnings per share decreased by $0.15, or 300%, to a loss per share of $0.10 in the three months ended September 30, 2011 as compared to three months ended September 30, 2010. In the nine months ended September 30, 2011, diluted earnings per share decreased by $0.38, or 83%, to $0.08 as compared to nine months ended September 30, 2010.

•	Cash flow from operations decreased by $6.3 million, or 56%, to $5.0 million in the nine months ended September 30, 2011 as compared to nine months ended September 30, 2010.

•

During the three months ended September 30, 2011, because of current period operating loss and projected continuing losses for our Taiwan subsidiary related to acquired legacy products, we decided to discontinue the sale of these legacy products and transitioned the Taiwan subsidiary to be a design center. The restructuring expense associated with the change in the Taiwan structure was $1.6 million, of which $1.4 million pertains to write off of certain intangibles.

The decrease in our revenue for the three months ended September 30, 2011 was a result of a decrease in consumption of our high speed memory interface products as customers depleted their own inventories rather than purchasing new parts and a temporary slowdown as customers transition to the new technology platform. In addition, revenue of our Taiwan subsidiary decreased due to discontinuance of its legacy products. We expect revenue for the fourth quarter to be consistent with the third quarter of 2011.

Our income from operations decreased due to increased operating expenses in both periods. Total operating expenses increased in both periods compared to the same period in 2010 due primarily to an increase in headcount and stock-based compensation, as well as the restructuring charges related to restructuring the Taiwan subsidiary. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. The acquisition of Winyatek Technology Inc. on June 30, 2010 increased our headcount by 29. In addition, we also hired 23 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business and the cost associated with being a public company including, compliance with Sarbanes-Oxley Act of 2002. Our diluted earnings per share decreased primarily due to reduction in revenues combine with increase in operating expenses, reversal of deferred tax assets valuation allowance of $4.4 million and $21.5 million during the three and nine months ended September 30, 2010, respectively, new issuance of common stock as a result of initial public offering in November 2010 and due to preferred stock outstanding as of September 30, 2010, which was excluded from the diluted earnings per share calculation as they were antidilutive. Shares of our preferred stock were converted into common stock in November 2010 upon completion of our initial public offering.

Our cash and cash equivalents were $28.4 million at September 30, 2011, compared with $110 million at December 31, 2010. We generated cash flow from operations of $5.0 million during the nine months ended September 30, 2011 compared to $11.4 million during the nine months ended September 30, 2010. Cash used in investing activities during the nine months ended September 30, 2011 was $93.7 million primarily due to purchases of marketable securities. We generated cash flow from financing activities of $6.9 million primarily due to proceeds from exercise of stock options and warrants of $4.2 million and excess tax benefit on stock-based compensation of $2.7 million. We received net proceeds of $1.0 million from the completion of our secondary public offering in April 2011. We also paid $1.1 million cost of initial public offering.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2011.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenue	100%	100%	100%	100%
Cost of revenue	40	35	36	36

Gross profit	60	65	64	64

Operating expense:
Research and development	42	31	33	27
Sales and marketing	23	11	16	10
General and administrative	15	10	11	11

Total operating expenses	80	52	60	48

Income (loss) from operations	(20)	13	4	16
Other income	—	—	—	—

Income (loss) before income taxes	(20)	13	4	16
Provision (benefit) for income taxes	(4)	(3)	1	(21)

Net income (loss)	(16)%	16%	3%	37%

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenue

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Total revenue	$16,482	$21,862	$(5,380)	(25)%

	000000000000	000000000000	000000000000	000000000000
	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Total revenue	$61,987	$62,047	$(60)	—

Total revenue for three months ended September 30, 2011 decreased compared to corresponding 2010 period due to a decrease in the number of units sold by 47%. The decrease in number of units sold was due to reduction in sales of our high speed memory interface products as customers depleted their own inventories rather than purchasing new parts and temporary slowdown as customers transition to the new technology platform. In addition, revenue of our Taiwan subsidiary decreased by $0.6 million due to discontinuance of its legacy products. The decreases were partially offset by a year over year increase in average selling price of approximately 41% for the three months ended September 30, 2011. The increase in average selling price was due to change in product mix. Total revenue in the nine months ended September 30, 2011, remained flat as compared to the nine months ended September 30, 2010 at $62 million.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Cost of revenue	$6,573	$7,555	$(982)	(13)%
Gross profit	$9,909	$14,307	$(4,398)	(31)%
Gross profit as a percentage of revenue	60%	65%	—	(5)%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Cost of revenue	$22,418	$22,086	$332	2%
Gross profit	$39,569	$39,961	$(392)	(1)%
Gross profit as a percentage of revenue	64%	64%	—	—

Cost of revenue for the three months ended September 30, 2011 decreased primarily due to a decrease in the number of units purchased by customers as described above. Gross profit as a percentage of revenue decreased for the three months ended September 30, 2011 compared to corresponding period in 2010 due to write off of developed technology intangible asset of our Taiwan subsidiary, as a result of restructuring of our Taiwan subsidiary. Gross profit as a percentage of revenue was relatively unchanged for the nine months ended September 30, 2011 as compared to the prior year.

Research and Development

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Research and development	$6,951	$6,719	$232	3%

	000000000000	000000000000	000000000000	000000000000
	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Research and development	$20,612	$16,911	$3,701	22%

Research and development expenses for three and nine months ended September 30, 2011 increased compared to corresponding 2010 periods due to the increase in research and development headcount and the acquisition of Winyatek Technology Inc. in June 2010, which resulted in increase in personnel costs, including stock-based compensation expense of $0.5 million and $2.7 million, respectively. In addition, for the nine months ended September 30, 2011, pre-production engineering mask costs increased by $0.4 million and consulting fees increased by $0.3 million for outsourced research and development services. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing products. Specifically, we accelerated the development of our products for next generation communications networks and high-speed memory interfaces.

Sales and Marketing

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Sales and marketing	$3,886	$2,347	$1,539	66%

	000000000000	000000000000	000000000000	000000000000
	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Sales and marketing	$9,605	$6,471	$3,134	48%

Sales and marketing expenses for three and nine months ended September 30, 2011 increased compared to corresponding 2010 periods primarily due to an increase in personnel costs, including stock-based compensation expense of $0.6 million and $1.6 million, respectively, to support sales activities. In addition, in the three months ended September 30, 2011, our Taiwan subsidiary incurred restructuring charge of $0.7 million, which consisted mainly of a write-off of customer relationship intangible asset as a result restructuring of Taiwan subsidiary. In addition, commission expense increased by $0.1 million and $0.4 million for the three and nine months ended September 30, 2011, respectively, as a result of increase in sales made through third party representatives.

General and Administrative

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

General and administrative	$2,570	$2,332	$238	10%

	000000000000	000000000000	000000000000	000000000000
	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

General and administrative	$6,989	$6,803	$186	3%

General and administrative expenses for the three and nine months ended September 30, 2011 increased slightly compared to corresponding 2010 periods primarily due to an increase in personnel costs, including stock-based compensation expense of $0.3 million and $0.8 million. Our directors’ fees and business insurance both increased by $0.2 million for the nine months ended September 30, 2011 due to the addition of two directors in 2010 and additional insurance for directors and officers as we transitioned to a public company. The increases were offset by reduction in legal fees by $1.1 million for the nine months ended September 30, 2011, primarily related to reduced expenditures for litigation matters described in note 14 of the notes to our financial statements.

Provision (benefit) for Income Tax

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Provision (benefit) for income tax	$(725)	$(600)	$(125)	(21)%

	000000000000	000000000000	000000000000	000000000000
	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
	(dollars in thousands)

Provision (benefit) for income tax	$424	$(13,317)	$13,741	103%

The income tax expense (benefit) for the three and nine months ended September 30, 2011 reflects an effective tax rate of 22% and 16%, respectively. The effective tax rates for the three and nine months ended September 30, 2011 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits, and unrecognized tax benefits. During the three and nine months ended September 30, 2010, we recorded an income tax benefit of $0.6 million and $13.3 million that reflects an effective tax rate benefit of 20% and 135%, respectively. The effective tax rate benefit differs from the statutory rate of 35% due to a release of our valuation allowance and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability, recognition of California research and development credits, and unrecognized tax benefits.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents and investments in marketable securities of $116.8 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$5,020	$11,363
Net cash used in investing activities	(93,682)	(4,695)
Net cash provided by (used in) financing activities	6,879	(167)
Effect of currency exchange rate on cash	(1)	20

Net increase (decrease) in cash and cash equivalents	$(81,784)	$6,521

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 primarily reflected net income of $2.2 million, change in income tax payable/receivable of $5.4 million, depreciation and amortization of $2.4 million, stock-based compensation of $4.9 million and assets written off of $1.5 million, offset by increases to inventories of $1.7 million and prepaid expenses and other assets of $0.7 million, decreases to accounts payable of $0.5 million and deferred revenue of $0.9 million, deferred income taxes of $5.0 million and excess tax benefit related to stock-based compensation of $2.7 million. Our inventories increased as a result of growing production for expected delivery to customers in the fourth quarter of 2011. Our prepaid expenses and other assets increased as a result of new subscriptions with vendors and related prepayments. Our accounts payable decreased due to payments to vendors. Our deferred revenue decreased as distributors reduced their inventory levels and shipped parts to end customers to meet their demand.

Net cash provided by operating activities during the nine months ended September 30, 2010 primarily reflected net income of $23.2 million, increases to accounts payable and accrued expenses of $1.9 million, deferred revenue of $1.3 million, depreciation and amortization of $1.2 million and stock-based compensation of $1.8 million offset by increases in inventory of $0.8 million, accounts receivable of $3.1 million and deferred income taxes of $15.3 million. Our accounts payable and accrued expenses increased as a result of increased production volumes. Our deferred revenue increased because of shipments made to distributors close to the end of the period to meet delivery requirements of end customers. Our inventories increased as a result of growing production for immediate delivery to customers in the fourth quarter of 2010, and accounts receivable increased as a result of increased shipments.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2011, net cash used in investing activities consisted of cash used to purchase investments in marketable securities of $97.5 million and property and equipment of $4.5 million mainly for laboratory and production equipment and leasehold improvements for our offices in California, offset by sales and maturities of marketable securities of $8.3 million.

Net cash used in investing activities during the nine months ended September 30, 2010 consisted of net cash used to acquire all of the outstanding shares of Winyatek Technology Inc. of $2.5 million and purchases of property and equipment of $2.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2011 consisted primarily of $2.7 million excess tax benefit related to stock-based compensation, net proceeds from secondary offering of $1.0 million and proceeds from the exercise of stock options and warrants of $4.2 million. In addition, we also paid $1.1 million of expenses related to initial public offering.

Net cash provided by financing activities during the nine months ended September 30, 2010 consisted primarily of costs paid in connection with our proposed initial public offering of $0.6 million, offset by proceeds from the exercise of stock options of $0.4 million.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of September 30, 2011 consisted of $116.8 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have not engaged in any off-balance sheet arrangements, such as the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents and investments in marketable securities of $116.8 million and $110.2 million at September 30, 2011 and December 31, 2010, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of September 30, 2011 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, commercial paper, certificates of deposit, variable rate demand notes and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

Our cash and cash equivalents and investment in marketable securities at September 30, 2011 consisted of $112.8 million held domestically, with the remaining balance of $4.0 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to the information set forth under Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors below.

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

As of September 30, 2011, we had an accumulated deficit of $32.4 million. We have incurred net losses in each year through 2008. We generated net income (loss) of $26.1 million, $7.3 million and $(3.4) million for the years ended December 31, 2010, 2009 and 2008, respectively. In the nine months ended September 30, 2011, we generated net income of $2.2 million. We may incur net losses in the future.

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

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. For example, Netlist, Inc. filed suit against us in the United States District Court, Central District of California, in September 2009, alleging that our iMB™ and certain other memory module components infringe three of Netlist’s patents. For more details, see Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

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

Our products are sold as components or as modules for use in larger electronic equipment sold by our customers. A product usually goes through an intense qualification and testing period performed by our customers before being used in production. We primarily outsource our product testing to third parties and also perform some testing in our Westlake Village, California, facility. We inspect and test parts, or have them inspected and tested in order to screen out parts that may be weak or potentially suffer a defect incurred through the manufacturing process. From time to time, we are subject to warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards. For example, in September 2010, we were informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by us during the summer and fall of 2009. Of these shipments, approximately 4% were later confirmed or suspected to have random manufacturing process anomalies in the wafer die in the product. Based on our standard warranty provisions, we provided replacement parts to the customer for the known and suspected failures that had occurred. In addition, and without informing us, in the fall of 2009, the customer instituted its own larger scale replacement program that covered the replacement of entire subassemblies in which our product was only one component. In September 2010, the customer made an initial claim for approximately $18 million against us for the costs incurred relative to that program. In June 2011, the customer sent us an email and reduced their initial claim down to $6.6 million. We believe the amount and the basis of the claims are without merit as our warranty liability is contractually limited to the repair or replacement of the affected Inphi products, which, to the extent the customer has requested replacement, has already been completed. A formal claim has yet to be made and discussions with the customer are ongoing. However, claims of this nature are subject to various risks and uncertainties and there can be no assurance that this matter will be resolved without further significant costs to us, including the potential for arbitration or litigation.

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

For example, we filed a complaint against Netlist in Federal District Court in November 2009 alleging that Netlist infringes two of our patents. Netlist asserts in its amended answer to the complaint that it does not infringe the patents, that the patents are invalid and that one of the patents is unenforceable due to inequitable conduct before the United States Patent and Trademark Office, or the USPTO. For more details, see Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

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

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using semiconductor foundries according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimates. It is difficult for us to forecast the demand for our products, in part because of the complex supply chain between us and the end-user markets that incorporate our products. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product development and design. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because some of our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our customer relationships. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, some of our customers may cancel purchase orders or delay the shipment of their products that incorporate our products as a result of component shortages they may experience due to the recent earthquakes and tsunami in Japan, or likewise with respect to the recent flooding in Thailand, which may result in excess or obsolete inventory and impact our sales and operating results. In addition, the rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. In contrast, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

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

Our directors and executive officers, together with members of their immediate families and affiliated funds, beneficially owned, in the aggregate, more than 22.13% of our outstanding capital stock as of September 30, 2011. In addition, entities affiliated with Walden International and Tallwood I, L.P. beneficially owned 11.26% and 5.38%, respectively, of our outstanding capital stock as of September 30, 2011. Lip-Bu Tan and Diosdado Banatao, who are affiliated with Walden International and Tallwood I, L.P., respectively, are currently two of the eight members of our board of directors. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $23.8 million in 2010, $17.8 million in 2009 and $17.5 million in 2008. For the nine months ended September 30, 2011, our research and development expense was $20.6 million. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

The trading price of our common stock has experienced wide fluctuations. For example, since our initial public offering the closing price of our common stock ranged from $7.20 to $26.63. Volatility in the market price of our common stock may occur in the future. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this report and others beyond our control, including:

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

Sales of our common stock in the public market or the perception that sales could occur, could cause the market price of our common stock to decline. As of September 30, 2011, we had 27,682,642 shares of common stock outstanding, of which 19,782,642 shares are eligible for sale at various times upon the expiration of lock-up agreements in May 2011 and June 2011 and subject to vesting requirements, the requirements of Rule 144 and trading black-out periods. As these resale restrictions have ended, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents, investments in marketable securities, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 to 18 months. We operate in an industry, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

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

Item 6. Exhibits

(a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHI CORPORATION,
(Registrant)

/s/ Young K. Sohn
Young K. Sohn
Chief Executive Officer
(Principal Executive Officer)

November 4, 2011

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.