Form 10-K
period 2011-12-31
INPHI Corp
filed 2012-03-15
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $339 million, based on the closing price of the common stock as reported on the New York Stock Exchange for that date.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 28, 2012 was 28,161,702.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2011.

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.	BUSINESS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements are statements that relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products, such as our isolation memory buffer or iMB™, clock and data recovery, or CDR, and serializer/deserializer, or SERDES, products, and enhancements of existing products, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involved known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iMB™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Overview

Our Company

We are a fabless provider of high-speed analog semiconductor solutions for the communications and computing markets. Our analog semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market. We have a broad product portfolio with 17 product lines and over 170 products as of December 31, 2011.

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

•

Analog Design Expertise. We believe that we are a leader in developing broadband analog semiconductors operating at high frequencies of up to 100 GHz. High-speed analog circuit design is extremely challenging because, as frequencies increase, semiconductors are increasingly sensitive to temperature, power supply noise, process variation and interaction with neighboring circuit elements. Development of components that work robustly at high frequencies requires an understanding of analog circuit design, including electromagnetic theory and practical experience in implementation and testing. Our analog design expertise has enabled us to design and commercially ship the first 18 GHz track-and-hold amplifier, 28 GHz linear transimpedance amplifier, 40 GHz transimpedance amplifier and 50 GHz multiplexer, or MUX and demultiplexer, or DEMUX components. We also launched the industry’s first complementary metal oxide semiconductor or CMOS based 100G physical layers or PHYs and CDRs for Ethernet and optical transport network applications. These high speed serial PHYs are designed in a generic CMOS process to target much lower power compared to silicon germanium or SiGe based products, while reducing the design footprint and improving manufacturability.

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

•

Broad Process Technology. We employ process technology experts, device technologists and circuit designers who have extensive experience in many process technologies including CMOS, SiGe and III-V technologies such as gallium arsenide, or GaAs or indium phosphide, or InP. We have developed specific internal models and design kits for each process to support a uniform design methodology across all of our semiconductor solutions. For example, our products using 40 nanometer CMOS technology require development of accurate models for sub-circuits such as integrated phase lock loop, or PLLs, varactors and inductors. As another example, for III-V materials-based processes, in-house model development is a necessity and we believe also provides a substantial competitive advantage because these processes have complex material and device interactions. Combined with our fabless manufacturing strategy, our design expertise, proprietary model libraries and uniform design methodology allow us to use the best possible materials and substrates to design and develop our semiconductor solutions. We believe that our ability to design high-speed analog semiconductors in a wide range of materials and process technologies allows us to provide superior performance, power, cost and reliability for a specific set of market requirements.

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

•

Faster Time to Market. Our customers compete in markets that require high-speed, reliable semiconductors that can be integrated into their systems as soon as new market opportunities develop. To meet our customers’ time-to-market requirements, we work closely with them early in their design cycles and are actively involved in their development processes. Over the past ten years, we have developed methodologies and simulation environments that accurately predict the behavior of complex integrated circuits within various communications systems. In addition, we have developed an extensive internal library of proven building block circuits such as amplifiers, phase frequency detectors and transmitters that are reused to shorten design cycles and reduce risk.

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

As of December 31, 2011, we had more than 170 products across 17 product lines, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, retiming and buffering data and clock signals at speeds up to 100 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. Our products are also used in test and measurement equipment and military radar systems that capture and process high-speed and ultra broadband signals. We introduced 8 new products in both 2011 and 2010. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as 10 years or more.

In 2009, we successfully introduced and began to ship a new product in production which we identify as product number INSSTE32882-GS04, or the GS04 product, and which consists of an integrated PLL and register buffer. Sales of the GS04 product comprised 18% and 43% of our total revenue in 2010 and 2009, respectively. In 2010, we also began to ship in production volume a “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. The GS02 product has been launched and in full commercial production. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 13% of our total revenue in 2011. There were no other products that generated more than 10% of our total revenue in 2011, 2010 or 2009.

The table below lists our products, their application speed in gigabits per second, or Gbps or G, and functional description.

Product Line	Speed	Description	Application
Clock and Data Recovery (CDR)	100G	Recovers the clock from high-speed signals; used to retime the signal prior to re-transmitting to ensure the highest signal integrity	Enables the next generation of small form factor 100G Ethernet modules, line cards and backplane applications

Clock fanout	10G to 50G	Provides replication and buffering of high-speed clock signals	Typically used to distribute a high-speed clock to multiple chips in a system

Demultiplexer (DEMUX)	10G to 50G	De-serializes a high-speed data stream to multiple lower speed data streams for further signal processing	Typically used in high-speed data acquisition applications

D Flip Flops	10G to 50G	Retimes the input signal to deliver optimal signal integrity	Typically used in high-speed pattern generation applications

Differential Amplifiers	10G	Amplifies differential signals and drives high-speed analog-to-digital converters	Typically used to amplify linear broadband signals or drive high-speed analog-to-digital converters for data acquisition applications

Differential Encoders	10G	Provides differential encoding function for Differential Phase Shift Keying (DPSK) transmission	Typically used in 10 Gbps ultra long haul optical transceivers

Isolation Memory Buffer (iMBTM)	1.6G	Provides critical high-speed interface between the central processing unit (CPU) and memory	Architecture adopted by the Joint Electronic Device Engineering Council as an industry standard

Latched Comparator	10G to 50G	Used as a high-speed 1-bit analog-to-digital converter	Typically used in high-speed data acquisition applications

Logic Gates	10G to 50G	Standard logic gates used as general-purpose building blocks for high-speed data processing	Typically used in test and measurement applications

Modulator Driver	40G to 100G	Amplifies a small signal to 8 volts (or higher) output voltage in order to drive optical modulators for very long distance data transmission	Typically used in optical transmission systems and test and measurement equipment

Multiplexer (MUX)	10G to 50G	Serializes multiple data streams to a high-speed data stream prior to transmission	Typically used in high-speed pattern generation applications

Product Line	Speed	Description	Application
Phase-Lock Loop (PLL)*	1.86G	Provides critical high-speed interface between CPU and memory	Typically used for all but the lowest capacity modules in order to install sufficient memory in computing and storage platforms

Prescalers	10G to 50G	Divides the high frequency clock to a lower frequency clock	Typically used in test and measurement, military and ultra long haul optical transmission equipment

Register Buffers*	1.86G	Regenerates a CPU’s command and address signals	Typically used for all but the lowest capacity modules in order to install sufficient memory in computing and storage platforms

Return-to-Zero (RZ) Converter	10G	Converts a Non-Return-to-Zero (NRZ) digital bit stream to RZ format	Typically used in 10 Gbps ultra long haul optical transceivers

Serializer-Deserializer (SERDES)	100G	Combines a serializer, deserializer, equalizer and CDR functions on one chip	Enables the next generation of high density 100G Ethernet linecards

Transimpedance Amplifier (TIA)	10G to 100G	Amplifies small currents generated by a photodetector for further signal processing	Typically used in optical transceivers for Ethernet, synchronous optical networking, dense wavelength division multiplexing, as well as other optical receiver applications

*	Please refer to paragraph immediately preceding the table above.

Each of the products listed in the table above are currently in commercial production except for our CDR and SERDES products, which are under development. In the third quarter of 2011, we shipped engineering samples of our CDR and SERDES products and expect to commence commercial production in 2013.

Customers

We sell our products directly to OEMs and indirectly to OEMs through module manufacturers, original design manufacturers or ODMs and sub-systems providers. We work closely with technology leaders, including microprocessor and communications equipment companies, to design architectures and products that help solve bandwidth bottlenecks in and between systems. These technology leaders often design our products into reference designs, which they provide to their customers and suppliers. For example, in the server market we work closely with major CPU manufacturers to address the bottleneck between their CPU and the increasing amount of memory attached to it. These CPU manufacturers then provide their server CPU customers and memory module partners with a validation report, including validation of our memory interface products. These server OEMs and memory module companies then design our memory interface products into their production systems. Ultimately, our sales into these servers are to memory module companies, including Hynix, Micron, Samsung and others. In the networking market, we work closely with OEMs to deliver high performance communication links. These OEMs design our product into their systems and then require their ODM and electronics manufacturing services suppliers to purchase and use that specific product from us. We also work directly with module manufacturers to design our products into their modules, which they sell to OEMs.

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog semiconductor solutions for their future products. During the year ended December 31, 2011, we sold our products to more than 160 customers.

Sales to customers in Asia accounted for 69%, 80% and 77% of our total revenue in 2011, 2010 and 2009, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2011, Samsung and Hynix accounted for 27% and 14% of our total revenue, respectively, and our 10 largest customers collectively accounted for 73% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 11% of our total revenue in the year ended December 31, 2011. Samsung directly accounted for 34% of our total revenue and sales directly and through distributors to Micron accounted for 11% of our total revenue for the year ended December 31, 2010. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2011 or 2010.

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

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors. For the year ended December 31, 2011, 83% of our revenue was generated by our direct sales team and third-party sales representatives. We operate direct sales offices in Japan, Korea, Singapore, Taiwan and the United States and employ sales personnel that cover our direct customers and manage our channel partners. We utilize two sales representatives and three distributors in Asia, a distributor in Europe, a distributor in Israel, ten sales representatives and two distributors in North America and a distributor in Japan. Our channel network includes more than 100 sales professionals to support our products and customers, including seven in Japan, 21 in Asia (other than Japan), 62 in North America and 26 in Europe, the Middle East and Africa, or EMEA. All of these sales professionals are sales agents and are employed by our distributors and sales representatives except for 10 sales agents who are our direct employees, including two in Japan, three in Asia, four in North America and one in EMEA. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales team using web-based tools.

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

•

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, OSE in Taiwan, Advanced Semiconductor Engineering or ASE in California, STATS ChipPAC in Korea, Signetics in Korea and Presto Engineering in North America are our test partners. We also perform testing in our Westlake Village, California, facility.

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

We have assembled a core team of experienced engineers and systems designers in three design centers located in the United States, the United Kingdom and Taiwan. Our technical team typically has, on average, more than 20 years of industry experience with more than 65% having advanced degrees and more than 20% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement and military systems. In 2011, 2010 and 2009, our research and development expenses were $28.6 million, $23.8 million and $17.8 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Broadcom Corporation, Hittite Microwave Corporation, Integrated Device Technology, Inc., or IDT, and Texas Instruments Incorporated, as well as other smaller analog signal processing companies. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings. In addition, as we continue to develop our 100G semiconductor solutions for enterprise networks, we may face competition from companies such as Broadcom, Semtech Corp. and Triquint Semiconductor.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2011, we had 35 issued and allowed patents in the United States and other patent applications pending in the United States. The 35 issued and allowed patents in the United States expire in the years beginning in 2021 through 2027. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

Employees

At December 31, 2011, we employed 165 full-time equivalent employees, including 91 in research, product development and engineering, 29 in sales and marketing, 22 in general and administrative management and 23 in manufacturing logistics. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

As of December 31, 2011, we had an accumulated deficit of $32.7 million. We have incurred net losses in each year through 2008. We generated net income of $1.9 million, $26.1 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. We may incur net losses in the future.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

For the year ended December 31, 2011, Samsung and Hynix accounted for 27% and 14% of our total revenue, respectively, and our 10 largest customers collectively accounted for 73% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 11% of our total revenue in the year ended December 31, 2011. Samsung directly accounted for 34% of our total revenue and sales directly and through distributors to Micron accounted for 11% of our total revenue for the year ended December 31, 2010. Some of our customers, including Samsung, Hynix and Micron, use our products primarily in high-speed memory devices. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns.

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

Substantially all of our sales to date, including sales to Samsung, Hynix and Micron, have been made on a purchase order basis. We do not have any long-term commitments with any of our customers. As a result, our customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty. This in turn could cause our revenue to decline and materially and adversely affect our results of operations.

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

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. For example, Netlist, Inc. filed suit against us in the United States District Court, Central District of California, in September 2009, alleging that our iMB™ and certain other memory module components infringe three of Netlist’s patents. For more details, see Part I, “Item 3, Legal Proceedings.”

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

Generally, our agreements seek to limit our liability to the replacement of the part or to the revenue received for the product, but these limitations on liability may not be effective or sufficient in scope in all cases. If a customer’s equipment fails in use, the customer may incur significant monetary damages including an equipment recall or associated replacement expenses, as well as lost revenue. The customer may claim that a defect in our product caused the equipment failure and assert a claim against us to recover monetary damages. The process of identifying a defective or potentially defective product in systems that have been widely distributed may be lengthy and require significant resources. We may test the affected product to determine the root cause of the problem and to determine appropriate solutions. We may find an appropriate solution or a temporary fix while a permanent solution is being determined. If we are unable to determine the root cause, find an appropriate solution or offer a temporary fix, we may delay shipment to customers. As a result, we may incur significant replacement costs and contract damage claims from our customers as well as harm to our reputation. In certain situations, circumstances might warrant that we consider incurring the costs or expense related to a recall of one of our products in order to avoid the potential claims that may be raised should the customer reasonably rely upon our product only to suffer a failure due to a design or manufacturing process defect. Defects in our products could harm our relationships with our customers and damage our reputation. Customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers and our financial results. In addition, the cost of defending these claims and satisfying any arbitration award or judicial judgment with respect to these claims could harm our business prospects and financial condition. Although we carry product liability insurance, this insurance may not adequately cover our costs arising from defects in our products or otherwise.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more, as well as other products in more volatile high growth or rapidly changing areas, which may have shorter life cycles of only two to three years. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. In 2009, we successfully introduced and began to ship a new product in production which we identify as product number INSSTE32882-GS04, or the GS04 product, and which consists of an integrated PLL and register buffer. Sales of the GS04 product comprised 18% and 43% of our total revenue in 2010 and 2009, respectively. In 2010, we also began to ship in production volume a “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 13% of our total revenue in 2011. There were no other products that generated more than 10% of our total revenue in 2011, 2010 or 2009.

In 2011, the GS04 product matured and as a result, sales of the GS04 product declined. This underscores the importance of the need for us to continually develop and introduce new products to diversify our revenue base as well as generate new revenue to replace and build upon the success of previously introduced products which may be rapidly maturing.

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

We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We also perform testing in our Westlake Village, California, facility. We generally use a single foundry for the production of each of our various semiconductors. Currently, our principal foundries are GCS, SEDI, TSMC, TowerJazz Semiconductor Ltd., UMS and WIN Semiconductors. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Kyocera, Natel, OSE, ASE, Presto, Signetics and STATS ChipPAC.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Broadcom Corporation, Hittite Microwave Corporation, Integrated Device Technology, Inc. and Texas

Instruments Incorporated, as well as other analog signal processing companies. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, as we develop our 100G semiconductor solution, we may face competition from companies such as Broadcom, Semtech Corp. and Triquint Semiconductor.

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

Average selling prices of our products generally decrease over time, which could negatively impact our revenue and gross margins.

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

In 2011, we derived 83% of our total revenue from sales by our direct sales team and third-party sales representatives. In addition, in 2011 and 2010, approximately 17% and 21% of our sales were made through third-party distributors, respectively. Two of our distributors, which sell solely to Micron, accounted for 11% of our total revenue in both 2011 and 2010. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

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

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of certain key personnel, including Dr. Loi Nguyen, one of our founders and our Vice President of Networking, Communications and Multi-Market Products. In February 2011, our Chief Technology Officer resigned and we promoted our Vice President of Engineering for New Business Initiatives to serve as our new Chief Technology Officer. In February 2012, our President and Chief Executive Officer, Young K. Sohn resigned and was succeeded by Ford Tamer. These changes could negatively affect our operations and our relationships with our customers, employees and market leaders. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

Potential future acquisitions could be difficult to integrate, divert attention of key personnel, disrupt our business, dilute stockholder value and impair our operating results.

As part of our business strategy, we have pursued and may continue to pursue acquisitions in the future that we believe will complement our business, semiconductor solutions or technologies. For example, in 2010, we acquired all of the outstanding shares of Winyatek Technology Inc., a Taiwanese company. Any acquisition involves a number of risks, many of which could harm our business, including:

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

Our portfolio of marketable securities is significant and subject to market, interest and credit risk that may reduce its value.

We maintain a significant portfolio of marketable securities. Changes in the value of this portfolio could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, commercial paper, certificates of deposit, variable rate demand notes and asset backed securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the asset-backed securities included in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks by investing in high quality securities and continuously monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We will need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2011. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to do so, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The New York Stock Exchange, or NYSE, the Securities and Exchange Commission, or the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.

Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with members of their immediate families and affiliated funds, beneficially owned, in the aggregate, more than 22% of our outstanding capital stock as of December 31, 2011. In addition, entities affiliated with Walden International and Tallwood I, L.P. beneficially owned 11.2% and 5.3%, respectively, of our outstanding capital stock as of December 31, 2011. Lip-Bu Tan and Diosdado Banatao, who are affiliated with Walden International and Tallwood I, L.P., respectively, are currently two of the seven members of our board of directors. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $28.6 million in 2011, $23.8 million in 2010 and $17.8 million in 2009. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

•	disruptions of capital and trading markets;

•	changes in import or export requirements;

•	transportation delays;

•	civil disturbances or political instability;

•	geopolitical turmoil, including terrorism, war or political or military coups;

•	public health emergencies;

•	differing employment practices and labor standards;

•	limitations on our ability under local laws to protect our intellectual property;

•	local business and cultural factors that differ from our customary standards and practices;

•	nationalization and expropriation;

•	changes in tax or intellectual property laws;

•	currency fluctuations relating to our international operating activities; and

•	difficulty in obtaining distribution and support.

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

The trading price of our common stock has experienced wide fluctuations. For example, since our initial public offering the closing price of our common stock has ranged from $7.20 to $26.63. Volatility in the market price of our common stock may occur in the future. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this report and others beyond our control, including:

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

Sales of our common stock in the public market or the perception that sales could occur, could cause the market price of our common stock to decline. As of December 31, 2011, we had 27,882,223 shares of common stock outstanding, of which 19,982,223 shares are only eligible for sale upon vesting and subject to the requirements of Rule 144 and trading black-out periods. As resale and other restrictions on these shares end, the market price of our common stock could decline if the holders of these shares sell them or are perceived by the market as intending to sell them.

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

We currently lease our principal executive office in Santa Clara, California, under a lease for 14,578 square feet of office space that expires in July 31, 2015. We also lease 29,090 square feet of office space in Westlake

Village, California under a lease that expires on December 31, 2016. Our Singapore subsidiary currently leases 2,368 square feet of office space in Singapore under a lease that expires on March 14, 2014. Our United Kingdom subsidiary currently leases office space in Northamptonshire, England under a lease that expires on September 30, 2013. We also lease 8,540 square feet of office space in Hsinchu, Taiwan under a lease that we let expire on February 29, 2012. We believe that current facilities, taking into account the expiration of our lease in Taiwan, are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 16 of Notes to Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data”.

ITEM 3.	LEGAL PROCEEDINGS

We are currently a party to the following legal proceedings:

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California, or the Court, asserting that we infringe U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that we infringe U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that our iMB™ and certain other memory module components infringe the patents-in-suit. We answered the amended complaint on February 11, 2010 and asserted that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. In 2010, we filed requests for Inter Partes Reexamination with the United States Patent and Trademark Office (the “USPTO”), asserting that the patents-in-suit are invalid.

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that we raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ‘274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. We provided rebuttable comments to the USPTO on November 28, 2011. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures, with a further communication from the USPTO expected as the next substantive step.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that we raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. We provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. We then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. We submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the currently pending claims, as amended, were patentable. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures, with the parties being able to file a notice of appeal as the next substantive step.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that we raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent and initially determined that all of the claims were patentable based upon our request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by us in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including us, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. Two of the three merged Reexamination Requestors, including us, submitted rebuttal comments on February 13, 2012. The merged Reexamination Proceeding will be conducted in accordance with established procedures for merged Reexamination Proceedings, with the last of the merged Reexamination Requestors submitting its rebuttal comments, and then a further communication from the USPTO expected as the next substantive steps.

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

The USPTO, in a communication dated July 7, 2010, acknowledged that claims were submitted in a filing made in the SSC ‘989 patent application to invoke an Interference with each of the patents-in-suit, but has declined to declare an Interference at this time. The July 7, 2010 USPTO communication rejected the claims submitted to invoke the Interference based upon 35 USC 112, with the rejection asserting that these claims contain “subject matter which was not described in the specification in such a way as to reasonably convey to one skilled in the relevant art that the inventor(s), at the time the application was filed, had possession of the claimed invention.” SSC responded to this USPTO communication on December 24, 2010 and provided an updated response on March 23, 2011 to comply with formalities noted by the USPTO. The USPTO, in a communication dated June 8, 2011, continued to reject the claims submitted to invoke the interference based upon the previously made rejections. SSC responded to this USPTO communication on December 8, 2011 and currently awaits further correspondence from the USPTO.

In connection with the reexamination requests and the interference proceedings, we also filed a motion to stay proceedings with the Court, which was granted on May 18, 2010, whereby the Court stayed the proceedings until at least February 14, 2011, requested that Netlist notify the Court within one week of any action taken by the USPTO in connection with the reexamination or interference proceedings, and requested that the parties file papers by January 31, 2011 stating their position on whether the stay should be extended. We filed our paper on January 31, 2011 stating the reasons it believed the stay should be maintained and Netlist, having been given leave to file its paper later, filed its paper on February 21, 2011. Based on these papers the Court ordered a continued stay of the proceedings until at least February 24, 2012 and requested that the parties file papers by January 30, 2012 stating their position on whether the stay should be extended, and continued the request that Netlist notify the Court within one week of any action taken by the USPTO in connection with the reexamination or interference proceedings. Each of the parties filed its paper on January 30, 2012 stating its positions with respect to the stay, and based on these papers the Court ordered a continued stay of the proceedings until the conclusion of the reexamination and interference proceedings, and in the meantime requested that the parties file papers by January 30, 2013 stating their position on whether the stay should be extended. At this time, the Court could decide to maintain or lift the stay.

While we intend to defend the lawsuit vigorously, litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert our attention and resources, which could adversely affect our business. We are unable to assess the possible outcome of these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “IPHI” and has been since our initial public offering on November 11, 2010. Prior to that date, our common stock was not traded on any public exchange. The following table sets forth the range of high and low sales prices for our common stock in each quarter since our stock began trading:

2011	Low	High
Fourth Quarter	$7.71	$12.72
Third Quarter	7.12	18.05
Second Quarter	16.06	22.61
First Quarter	16.91	26.67

2010	Low	High
Fourth Quarter (from November 11, 2010)	$14.73	$20.94

As of February 28, 2012, we had approximately 68 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

We have never declared or paid any cash dividends on shares of our capital stock. We expect to retain all of our earnings to finance the expansion and development of our business and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. Our board of directors will determine future dividends, if any.

Director and Executive Officers have currently and may from time to time in the future, establish pre-set trading plans in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Part III, “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on November 11, 2010 (the day of our initial public offering) in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on November 11, 2010 and ending on December 31, 2011. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with Part II, “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2011 and 2010, and the selected statements of operations data for each of the years ended December 31, 2011, 2010 and 2009, have been derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2009, 2008 and 2007 and the selected statements of operations data for the years ended December 31, 2008 and 2007 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue(1)	$79,297	$83,193	$58,852	$42,954	$36,237
Cost of revenue(2)	28,687	29,438	21,269	19,249	16,028

Gross profit	50,610	53,755	37,583	23,705	20,209

Operating expense:
Research and development(2)	28,565	23,781	17,847	17,501	17,332
Sales and marketing(2)	12,700	8,823	7,704	6,339	5,157
General and administrative(2)	9,141	9,212	3,947	3,169	2,966

Total operating expense	50,406	41,816	29,498	27,009	25,455

Income (loss) from operations	204	11,939	8,085	(3,304)	(5,246)
Interest and other income (expense)	509	(50)	73	(124)	(95)

Income (loss) before income taxes	713	11,889	8,158	(3,428)	(5,341)
Provision (benefit) for income taxes(3)	(1,218)	(14,242)	829	—	—

Net income (loss)	$1,931	$26,131	$7,329	$(3,428)	$(5,341)

Net income (loss) allocable to common and participating common securities	$1,931	$5,326	$136	$(3,428)	$(5,341)

Earnings per share:
Basic	$0.07	$1.03	$0.08	$(2.66)	$(6.57)

Diluted	$0.07	$0.61	$0.05	$(2.66)	$(6.57)

Weighted-average shares used in computing earnings per share:
Basic	26,799,237	5,086,169	1,668,876	1,289,431	813,290
Diluted	29,367,423	8,546,537	2,785,277	1,289,431	813,290

(1)	Samsung, together with associated entities, held over 13% of our outstanding shares of common stock before our initial public offering. After our initial public offering in November 2010, Samsung, together with associated entities, holds less than 10% of our outstanding shares of common stock. As a result of decline in ownership below 10% of our common stock, we no longer consider Samsung a related party. Revenues from Samsung were $27,940, $21,235, $10,227 and $4,556 for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

Footnotes continued on the following page.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$29,696	$110,172	$19,061	$9,052	$3,268
Investments in marketable securities	89,283	—	—	—	—
Working capital	129,395	116,887	20,055	10,721	3,010
Total assets	172,628	158,957	34,472	20,373	16,190
Total liabilities	14,224	16,271	11,588	6,558	10,522
Convertible preferred stock	—	—	77,616	77,616	67,680
Total stockholders’ equity (deficit)	$158,404	$142,686	$(54,732)	$(63,801)	$(62,012)

Footnotes continued from the prior page.

(2)	Stock-based compensation expense is included in our results of operations as follows:

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Operating expenses:
Cost of revenue	$315	$107	$31	$119	$19
Research and development	3,214	1,381	475	358	168
Sales and marketing	2,054	526	238	101	66
General and administrative	1,609	691	421	417	574

(3)	The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 included the releases and reversals of valuation allowances against deferred tax assets provided in prior periods. Please see note 9 to the notes to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements are statements that relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products, such as our isolation memory buffer or iMB™, clock and data recovery, or CDR, and serializer/deserializer, or SERDES, products, and enhancements of existing products, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involved known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless provider of high-speed analog semiconductor solutions for the communications and computing markets. Our analog semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market. We have a broad product portfolio with 17 product lines and over 170 products as of December 31, 2011. We have ongoing, informal collaborative discussions with industry and technology leaders such as AMD, Alcatel-Lucent, Huawei and Intel to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications and computing systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

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

•	In 2010, we began to ship in production volume a “low voltage” version of our integrated PLL and register buffer. We also shipped engineering samples of the second generation iMB™ product.

•

In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer and the second generation of iMB™. We also shipped engineering samples of our CDR and SERDES products.

Our products are designed into systems sold by OEMs, including Agilent, Alcatel-Lucent, Cisco, Danaher, Dell, EMC, HP, Huawei, IBM and Oracle. We believe we are one of a limited number of suppliers to these OEMs, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, original design manufacturers, or ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2011, we sold our products to more than 160 customers. A significant portion of our revenue has been generated by a limited number of customers. Sales directly to Samsung accounted for 27% and 34% of our total revenue and sales directly and through distributors to Micron accounted for 11% and 11% of our total revenue for the years ended December 31, 2011 and 2010, respectively. In addition, sales directly to Hynix accounted for 14% of our total revenue for the year ended December 31, 2011. Substantially all of our sales to date, including our sales to Samsung, Micron and Hynix, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 100 million high-speed analog semiconductors. Our total revenue decreased to $79.3 million for the year ended December 31, 2011 from $83.2 million for the year ended December 31, 2010. As of December 31, 2011, our accumulated deficit was $32.7 million.

Sales to customers in Asia accounted for 69%, 80%, and 77% of our total revenue in 2011, 2010 and 2009, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end users outside Asia.

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

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2011 compared to the year ended December 31, 2010, we delivered the following financial performance:

•	Total revenues decreased by $3.9 million, or 5%, to $79.3 million.

•	Gross profit as a percentage of revenue decreased slightly to 64% from 65%.

•	Total operating expenses increased by $8.6 million, or 21%, to $50.4 million.

•	Income from operations decreased by $11.7 million, or 98%, to $0.2 million.

•	Diluted earnings per share decreased by $0.54, or 89%, to $0.07.

•

In 2011, we decided to discontinue the sale of legacy products supported by our Taiwan subsidiary and transitioned the Taiwan subsidiary to be a design and sales support center. The restructuring expense associated with the change in the Taiwan structure was $1.8 million, of which $1.4 million pertains to write off of certain intangibles.

The decrease in our revenue for the year ended December 31, 2011 was a result of a decrease in consumption of our high speed memory interface products as customers depleted their own inventories rather than purchasing new parts and a temporary slowdown as customers transition to the new technology platform.

Our income from operations decreased due to lower gross profit and increased operating expenses. Total operating expenses increased due primarily to an increase in headcount and stock-based compensation, as well as the restructuring charges related to the Taiwan subsidiary. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. The acquisition of Winyatek Technology Inc. on June 30, 2010 increased our headcount by 29. In addition, in 2011 we also hired 33 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business and the cost associated with being a public company including, compliance with Sarbanes-Oxley Act of 2002. Our diluted earnings per share decreased primarily due to reduction in revenues combined with increases in operating expenses, reversal of deferred tax assets valuation allowance of $24.0 million during the year ended December 31, 2010, new issuance of common stock as a result of initial public offering in November 2010 and due to preferred stock excluded from the diluted earnings per share calculation as they were antidilutive. Shares of our preferred stock were converted into common stock in November 2010 upon completion of our initial public offering.

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

Approximately 17% of our sales were made through third-party distributors in 2011. Sales to distributors are included in deferred revenue and we include the related costs in inventory until sales and delivery to the end customers occurs. Two distributor arrangements, which together accounted for 9% of our total revenue in 2011, allow for limited price protection and rights of stock rotation on product unsold by the distributors. The price protection rights allow distributors the right to a credit in the event of declines in the price of our product that they hold prior to the sale to a specific end customer. In the event that we reduce the selling price of products held by distributors, deferred revenue related to distributors with price protection rights is reduced upon notification to the customer of the price change. Stock rotation in the two distributor arrangements is limited to returns for exchange only for a small percentage of product (5%-10%) purchased over a limited period of time (during the immediately prior three to nine months). Other than these two arrangements, no other customer arrangements include any rights of return or acceptance provisions. There were no material product returns or price protection credits in 2011, 2010 and 2009. Revenue recognition on product sales through distributors is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data prior to the release of our consolidated financial statements regarding the product, price, quantity and end customer when products are resold, as well as the quantities of our products they still have in stock.

We have not experienced any significant sales returns from end customers due to our stringent quality control standards. We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. Our policy is to record an allowance for doubtful accounts based on specific collection issues we have identified, aging of underlying receivables and historical experience of uncollectible balances. As of December 31, 2011 and 2010, our allowance for doubtful accounts was $68,000.

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

Inventory Valuation

We value our inventory, which includes materials, labor and overhead, at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We periodically write-down our inventory to the lower of cost or market based on our estimates that consider historical usage and future demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. The calculation of our inventory valuation requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence that may turn out to be inaccurate. Inventory valuation reserves were $1,509,000, $1,372,000 and $916,000, as of December 31, 2011, 2010 and 2009, respectively. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor an accrual for the related warranty expense based on historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2011, 2010 and 2009, were $1,000,000 and $602,000 and $450,000, respectively.

In September 2010, we were informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by us during the summer and fall of 2009. Of these shipments, approximately 4% were later confirmed or suspected to have random manufacturing process anomalies in the wafer die in the product. These anomalies made the circuitry of a small number of random die per foundry wafer susceptible to failure under certain customer specific system operating conditions. At the time of shipment in 2009 and early 2010, we established an initial warranty reserve and added to that accrual as the problem was identified and reliable information became available. The foundry who produced the wafers has informed us that the random anomalies are normal in a Gallium Arsenide, or GaAs, manufacturing process. We are currently investigating whether these anomalies were normal, or whether they could have been the result of a foundry manufacturing process that was not sufficiently robust to reliably produce a part that could deliver the specified performance.

In March 2010, we developed additional tests to screen out the wafer die that might be susceptible to this type of failure and resumed shipments to the customer with no subsequent additional reported incidents. Based on our standard warranty provisions, we have provided replacement parts to the customer for the known and suspected failures that had occurred.

In addition and without informing us, in the fall of 2009 the customer instituted its own larger scale replacement program that covered the replacement of entire subassemblies in which our product was only one component. In September 2010, the customer made an initial claim for approximately $18 million against us for the costs incurred relative to that program. In June 2011, the customer sent us an e-mail and reduced their initial claim down to $ 6.6 million. We believe the amount of the claim is without merit as our warranty liability is contractually limited to the repair or replacement of our affected products, which to the extent the customer has requested replacement, has already been completed. A formal claim has yet to be made and discussions with the customer are ongoing. At this time, we believe our current warranty reserves are adequate to address the matter and that our obligations under our standard warranty provisions have been fulfilled. However, claims of this nature are subject to various risks and uncertainties and there can be no assurance that this matter will be resolved without further significant costs to us, including the potential for arbitration or litigation and adverse customer relations. If and when the amount of any additional loss, if any, becomes both probable and determinable, we may be required to record an incremental reserve.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Events or circumstances which could trigger an impairment review include, but are not limited to a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment on an annual basis during the fourth fiscal quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. Since we only have one reporting unit, the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that we determine that the value of goodwill has become impaired, we will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. We have not been required to perform this second step of the process because the fair value of the reporting unit has significantly exceeded its book value at every measurement date.

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. The fair value is estimated using the Black-Scholes option pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the statement of operations based on the department to which the related employee reports.

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

We estimated the expected volatility from the historical volatilities of several unrelated public companies within the semiconductor industry because our common stock has limited trading history. When selecting the public companies used in the volatility calculation, we selected companies in the semiconductor industry with comparable characteristics to us, including stage of development, lines of business, market capitalization, revenue and financial leverage. The weighted average expected life of options was calculated using the simplified method. This decision was based on the lack of relevant historical data due to our limited experience and the lack of active market for our common stock. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected term of the options. The expected dividend rate is zero based on the fact that we have not historically paid dividends and have no intention to pay cash dividends in the foreseeable future. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

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

From inception through 2008, we incurred annual losses, and accordingly, we determined that a valuation allowance should be recorded against all of our deferred tax assets. We considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance and evaluated the need for a valuation allowance on a regular basis. The determination of recording or releasing a tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate sufficient future taxable income against which the benefits of our deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenue, gross profits, operating income and taxable income in future periods. Among other factors, management must make assumptions regarding current and projected overall business and semiconductor industry conditions, operating efficiencies, our ability to timely develop, introduce and consistently manufacture new products to meet our customers’ needs and specifications, our ability to adapt to technological changes and the competitive environment, which may impact our ability to generate taxable income and, in turn, realize the value of our deferred tax assets. Significant cumulative operating losses in 2008 and prior years, uncertainty with respect to the acceptance of our products by end customers and significant economic uncertainties in the market made our ability to project future taxable income highly uncertain and volatile at December 31, 2009. Although 2009 was our first profitable year, only the last three quarters of the year were profitable and the vast majority of our pre-tax income was generated in the last two quarters of the year. Based upon management’s assessment of all available evidence, including a relatively short period of recent profitability coupled with significant uncertainties associated with our 2010 business outlook, we concluded, as of December 31, 2009, that it was not more likely than not that our net deferred tax assets would be realized. See note 9 of the notes to our consolidated financial statements.

In March 2010, we received our first substantial quantity of production orders for a low voltage product, product number INSSTE32882LV-GS02, or the GS02 product, which was a new low voltage version of our integrated PLL and register buffer. This GS02 product has been launched and in full commercial production and is shipping in commercial volume. The arrival of these production orders from one of our largest customers reduced concerns and increased our confidence in the strength of our business outlook for the balance of 2010. In addition, certain other new product introductions began to gain traction with customers, providing additional confidence in our longer term outlook. We also achieved further clarity around certain contingencies related to ongoing litigation and certain other product acceptance concerns that existed at December 31, 2009. Furthermore, during the first quarter of 2010, we unexpectedly received additional orders for an older product that allowed us to exceed the overall plan for the quarter and continue our recent trend of profitability into the first quarter of 2010. At its April 30, 2010 meeting, based on a review of the positive developments that materialized in the first quarter of 2010, our board of directors decided to authorize management to retain investment bankers and proceed with plans to pursue a potential initial public offering. Based on these positive developments and an additional quarter of profitable operation, we reassessed the need for a valuation allowance at March 31, 2010 and concluded that a change in circumstances had occurred. Management determined that, based on our prospects and business outlook, it was then reasonable to conclude that it is more likely than not that our deferred tax assets will be realized. Accordingly, we released the full valuation allowance recorded against our deferred tax assets based on the weight of positive evidence that existed at March 31, 2010. Significant judgment is required to determine the timing and extent of a valuation allowance release and our ability to utilize deferred tax assets will continue to be dependent on our ability to generate sufficient taxable income in future periods.

Based on our current trend of operating results and forecasts, we believe that it is more likely than not that we will recognize the benefit of our deferred tax assets and no valuation allowance is required as of December 31, 2011 and 2010, except for the deferred tax assets of our Taiwan subsidiary for which a full valuation allowance of $433 was provided at December 31, 2011.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. In 2009, we successfully introduced and began to ship a new product in production which integrated a new PLL, along with a new register buffer. Sales of this newly introduced part comprised 18% and 43% of our total revenue in 2010 and 2009, respectively. In 2010, this product matured. As a result, sales of this product in 2010 declined in volume. In

2010, we also began to ship in production volume a new “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 13% of our total revenue in 2011. In 2012, we expect that revenue from sales of GS02 and GS02UV will continue to be significant.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Korea	$14,421	$14,319	$18,307
United States	16,791	13,528	10,727
China	23,378	29,238	9,924
Other	24,707	26,108	19,894

	$79,297	$83,193	$58,852

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

Provision (benefit) for income taxes. As of December 31, 2009, we had recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the full amount of our deferred tax asset was uncertain. Therefore, no deferred tax expense or benefit was recognized in the consolidated financial statements. In 2009, a provision for current income tax was recorded primarily due to our inability to use net operating loss carryforwards for state tax purposes in California and alternative minimum tax for federal tax purposes. For the year ended December 31, 2010, we recorded a net tax benefit of $14.2 million, which reflects an effective tax rate benefit of 120%. The effective tax rate benefit of 120% differs from the statutory rate of 35% primarily due to a release of our deferred tax valuation allowance and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of federal research and development credits. For the year ended December 31, 2011, we recorded a net tax benefit of $1.2 million, which reflects an effective tax rate benefit of 171%. The effective tax rate benefit of 171% differs from the statutory rate of 35% primarily due to prior year provision true-up for a worldwide combined filing basis taken on the California tax return and, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of federal research and development credits. In 2012, we expect the effective tax rate to be lower than 35% due to foreign operations subject to lower tax rates.

The following table sets forth a summary of our statement of operations for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Total revenue	$79,297	$83,193	$58,852
Cost of revenue	28,687	29,438	21,269

Gross profit	50,610	53,755	37,583

Operating expense:
Research and development	28,565	23,781	17,847
Sales and marketing	12,700	8,823	7,704
General and administrative	9,141	9,212	3,947

Total operating expenses	50,406	41,816	29,498

Income from operations	204	11,939	8,085
Interest and other income (expense)	509	(50)	73

Income before income taxes	713	11,889	8,158
Provision (benefit) for income taxes	(1,218)	(14,242)	829

Net income	$1,931	$26,131	$7,329

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Year Ended December 31,
	2011	2010	2009
Total revenue	100%	100%	100%
Cost of revenue	36	35	36

Gross profit	64	65	64

Operating expense:
Research and development	36	29	30
Sales and marketing	16	11	13
General and administrative	12	11	7

Total operating expenses	64	51	50

Income from operations	—	14	14
Interest and other income (expense)	—	—	—

Income before income taxes	—	14	14
Provision (benefit) for income taxes	(2)	(17)	2

Net income	2%	31%	12%

Comparison of the Years Ended December 31, 2011, 2010 and 2009

Revenue

				Change
	Year Ended December 31,			2011		2010
	2011	2010	2009	Amount	%	Amount	%
	(dollars in thousands)
Total revenue	$79,297	$83,193	$58,852	$(3,896)	(5)%	$24,341	41%

Total revenue for the year ended December 31, 2011 decreased by $3.9 million due to an 8% decrease in the number of units sold, partially offset by a year over year increase in average selling price of approximately 4%. The decrease in number of units sold was due to reduction in sales of our high speed memory interface products as customers depleted their own inventories rather than purchasing new parts and a temporary slowdown as customers transition to the new technology platform. The increase in average selling price was due to change in product mix.

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

Cost of Revenue and Gross Profit

				Change
	Year Ended December 31,			2011		2010
	2011	2010	2009	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$28,687	$29,438	$21,269	$(751)	(3)%	$8,169	38%
Gross profit	50,610	53,755	37,583	(3,145)	(6)%	16,172	43%
Gross profit as a percentage of revenue	64%	65%	64%	—	(1)%	—	1%

Cost of revenue and gross profit for the year ended December 31, 2011 decreased by $0.8 million and $3.1 million, respectively, compared to the prior year primarily due to decrease in the number of units purchased by customers consistent with the overall decrease in revenue. Product costs as a percentage of revenue were relatively unchanged compared to the prior year.

Cost of revenue and gross profit for the year ended December 31, 2010 increased by $8.2 million and $16.2 million, respectively, compared to the prior year primarily due to an increase in the number of units purchased by customers consistent with the overall increase in revenue. Product costs as a percentage of revenue were relatively unchanged compared to the prior year.

Research and Development

				Change
	Year Ended December 31,			2011		2010
	2011	2010	2009	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$28,565	$23,781	$17,847	$4,784	20%	$5,934	33%

Research and development expense for the year ended December 31, 2011 increased by $4.8 million due to the increase in research and development headcount, which resulted in a $3.4 million increase in personnel costs and stock-based compensation expense, a $0.3 million increase in pre-production engineering mask costs and a $0.5 million increase in engineering materials. The increase in personnel and development expense was primarily driven by our strategy to continue to expand our product offerings and enhance our existing products. Specifically, we accelerated the development of our products for next generation communications networks and high-speed memory interfaces. In addition, in 2011, our Taiwan subsidiary incurred restructuring charge of $0.3 million, which consisted mainly of a write-off of in process research and development intangible asset as a result of our restructuring of Taiwan subsidiary.

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

Sales and Marketing

				Change
	Year Ended December 31,			2011		2010
	2011	2010	2009	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$12,700	$8,823	$7,704	$3,877	44%	$1,119	15%

Sales and marketing expense for the year ended December 31, 2011 increased primarily due to an increase in personnel costs, including stock-based compensation expense of $2.2 million, to support sales activities. In 2011, our Taiwan subsidiary incurred restructuring charge of $0.7 million, which consisted mainly of a write-off of customer relationship intangible asset. In addition, commission expense increased by $0.5 million as a result of an increase in sales made through third party representatives.

Sales and marketing expense for the year ended December 31, 2010 increased by $1.1 million primarily due to an increase in personnel costs, including stock-based compensation expense, to support the increased sales activities.

General and Administrative

				Change
	Year Ended December 31,			2011		2010
	2011	2010	2009	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$9,141	$9,212	$3,947	$(71)	(1)%	$5,265	133%

General and administrative expenses for the year ended December 31, 2011 decreased slightly primarily due to reduction in legal fees by $1.3 million, primarily related to reduced expenditures for litigation matters described in note 16 of the notes to our financial statements. The decrease was offset by an increase in personnel costs, including stock-based compensation expense of $0.9 million. Our directors’ fees and business insurance both increased by $0.2 million due to the addition of two directors in 2010 and additional insurance for directors and officers as we transitioned to becoming a public company.

General and administrative expenses for the year ended December 31, 2010 increased by $5.3 million primarily due to third-party professional fees and personnel costs. Outside legal fees increased by $1.8 million related primarily to litigation matters described in note 16 of the notes to our consolidated financial statements. Accounting and consulting fees increased by $0.8 million due to expenses incurred for our 2009 audit and quarterly reviews and the establishment of our subsidiary in Singapore. Other professional fees increased by $0.4 million for consulting services in information technology and human resource functions. General and administrative headcount increased, resulting in a $1.4 million increase in personnel costs and stock-based compensation expense.

Provision (benefit) for Income Taxes

				Change
	Year Ended December 31,			2011		2010
	2011	2010	2009	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(1,218)	$(14,242)	$829	$13,024	91%	$(15,071)	N/M

The income tax benefit of $1.2 million for the year ended December 31, 2011 reflects an effective tax rate benefit of 171%. The effective tax rate benefit of 171% for the year ended December 31, 2011 differs from the statutory rate of 35% primarily due to prior year provision true-up for a worldwide combined filing basis on California tax return and, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of federal research and development credits. We recorded a benefit of $1,244 to our 2011 income tax provision for a prior year return to provision adjustment, which primarily relates to California state income taxes. We file an income tax return in California the laws of which generally require the results of all affiliated companies, both domestic and foreign, that are engaged in a unitary business to be included in the California return (i.e., worldwide combined reporting basis). However, California law also provides that a California company may make a so-called “Water’s Edge” election which limits the results included in the combined reporting to only the companies that are subject to tax in the United States. Once a California Water’s Edge election is made with a timely filed California tax return, the filing Company is required to file using the Water’s Edge for seven years. 2010 was the first year we were subject to the California worldwide combined reporting method. As of December 31, 2010, we intended to make the Water’s Edge election with the 2010 California income tax return and recorded our 2010 state income tax expense based upon this method. However, in October 2011, we filed our 2010 California tax return on a worldwide combined reporting basis rather than making the Water’s Edge election. Our decision to file the 2010 California income tax return on a worldwide combined reporting basis was a result of information and circumstances arising in 2011 surrounding expectations of future taxable income under each filing election.

The income tax benefit of $14.2 million for the year ended December 31, 2010 reflects an effective tax rate benefit of 120%. The effective tax rate benefit of 120% for the year ended December 31, 2010 differs from the statutory rate of 35% primarily due to a release of our deferred tax valuation allowance of $24 million and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of federal research and development credits.

We operate under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon our meeting certain employment, activities and investment thresholds. The impact of the Singapore tax holiday decreased Singapore taxes by $95 for 2011 and was not material for 2010. The benefit of tax holidays has no material impact on diluted earnings per share.

The provision for income taxes in 2009 consisted of state income taxes recorded due to our inability to use net operating loss carryforwards for state tax purposes in California and federal income taxes related to alternative minimum tax.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents and investments in marketable securities of $119 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$9,603	$12,361	$9,849
Net cash used in investing activities	(95,674)	(7,664)	(556)
Net cash provided by financing activities	5,596	86,365	716
Effect of currency exchange rate on cash	(1)	49	—

Net increase (decrease) in cash and cash equivalents	$(80,476)	$91,111	$10,009

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2011 primarily reflected net income of $1.9 million, change in income tax receivable/payable by $2.7 million, depreciation and amortization of $3.2 million, stock-based compensation of $7.2 million, impairment charges of $1.6 million and amortization and adjustment of deferred tax charge of $1.2 million, offset by increases in inventory of $0.6 million, prepaid expenses and other assets of $1.0 million, deferred income taxes of $5.2 million and decreases in accounts payable of $1.0 million and deferred revenue of $0.7 million. Our inventories increased as a result of growing production for immediate delivery to customers in the first quarter of 2012. Our prepaid expenses and other assets increased as a result of new subscriptions with vendors and related prepayments. Our accounts payable decreased due to payment to vendors. Our deferred revenue decreased as distributors reduced their inventory levels and shipped parts to end customers to meet their demand.

Net cash provided by operating activities in 2010 primarily reflected net income of $26.1 million, increases to accounts payable and accrued expenses of $1.3 million, depreciation and amortization of $1.8 million and stock-based compensation of $2.7 million offset by increases in inventory of $0.6 million, accounts receivable of $1.9 million, deferred income taxes of $16.1 million and decrease in income tax payable of $1.4 million. Our accounts payable and accrued expenses increased as a result of increased production volumes. Our inventories increased as a result of growing production for immediate delivery to customers in the first quarter of 2011, and accounts receivable increased as a result of increased shipments.

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

Net Cash Used in Investing Activities

In 2011, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $125 million and purchases of property, equipment of $5.2 million, mainly for laboratory and production equipment and leasehold improvements for our offices in California, offset by sales and maturities of marketable securities of $34.5 million.

In 2010, net cash used in investing activities consisted of net cash used to acquire all of the outstanding shares of Winyatek Technology Inc. of $2.5 million and purchases of property, equipment of $5.2 million, of which $1.9 million was invested in leasehold improvements, including new laboratories, in connection with our move to our new facilities.

Net cash used in investing activities during the year ended December 31, 2009 consisted of purchases of property and equipment of $0.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2011, consisted primarily of $4.5 million proceeds from exercise of stock options and warrants, excess tax benefit related to stock-based compensation of $1.2 million and net proceeds for secondary offering of $1.0 million. This was offset, in part, by the payment of $1.1 million of expenses related to our initial public offering.

Net cash provided by financing activities in 2010 consisted primarily of $85.7 million net proceeds from the sale of common stock in our initial public offering, the proceeds from the exercise of stock options of $0.5 million and the excess tax benefit related to stock-based compensation of $0.2 million.

Net cash provided by financing activities in 2009 consisted primarily of $0.7 million in proceeds from the exercise of stock options.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of December 31, 2011 consisted of $119 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2011:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$11,234	$3,718	$5,710	$1,806	$—

As of December 31, 2011, we had noncancelable purchase obligations consisting primarily of license and consulting fees the Company committed to pay under several agreements of $0.8 million, which are payable in 2012.

As of December 31, 2011, we recorded a liability for our uncertain tax position of $1.5 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2011, the total value of open purchase orders for wafers was approximately $2.4 million.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $119.0 million and $110.2 million at December 31, 2011 and December 31, 2010, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2011 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, commercial paper, certificates of deposit, variable rate demand notes and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2011, the impact on the fair value of these securities or our cash flows or income would not be material.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

Our cash and cash equivalents and investment in marketable securities at December 31, 2011 consisted of $116.7 million held domestically, with the remaining balance of $2.3 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Inphi Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 15, 2012

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$29,696	$110,172
Investments in marketable securities	89,283	—
Accounts receivable, net	9,358	10,052
Inventories	5,716	5,095
Deferred tax assets	1,463	1,665
Income tax receivable	2,103	2,214
Prepaid expenses and other current assets	2,466	1,366

Total current assets	140,085	130,564
Property and equipment, net	9,566	7,206
Goodwill	5,875	5,847
Identifiable intangible assets, net	—	1,624
Deferred tax assets	10,673	6,182
Deferred tax charge	6,101	7,293
Other assets, net	328	241

Total assets	$172,628	$158,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,016	$6,692
Deferred revenue	1,929	2,647
Accrued employee expenses	1,703	1,749
Other accrued expenses	2,042	1,843
Other current liabilities	—	746

Total current liabilities	10,690	13,677
Other long-term liabilities	3,534	2,594

Total liabilities	14,224	16,271

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 27,882,223 and 25,088,122 issued and outstanding at December 31, 2011 and 2010, respectively	28	25
Additional paid-in capital	190,314	176,505
Accumulated deficit	(32,713)	(34,644)
Accumulated other comprehensive income	775	800

Total stockholders’ equity	158,404	142,686

Total liabilities and stockholders’ equity	$172,628	$158,957

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue(1)	$79,297	$83,193	$58,852
Cost of revenue	28,687	29,438	21,269

Gross profit	50,610	53,755	37,583

Operating expense:
Research and development	28,565	23,781	17,847
Sales and marketing	12,700	8,823	7,704
General and administrative	9,141	9,212	3,947

Total operating expense	50,406	41,816	29,498

Income from operations	204	11,939	8,085
Interest and other income (expense)	509	(50)	73

Income before income taxes	713	11,889	8,158
Provision (benefit) for income taxes	(1,218)	(14,242)	829

Net income	$1,931	$26,131	$7,329

Net income allocable to common stockholders and participating common securities	$1,931	$5,326	$136

Earnings per share:
Basic	$0.07	$1.03	$0.08

Diluted	$0.07	$0.61	$0.05

Weighted-average shares used in computing earnings per share:
Basic	26,799,237	5,086,169	1,668,876
Diluted	29,367,423	8,546,537	2,785,277

(1)	Includes related party revenue of $27,940 and $21,235 for the years ended December 31, 2010 and 2009, respectively—see Note 17 of notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	518,555	$12,016	2,905,783	$24,985	6,503,882	$18,690	3,509,749	$11,989	1,043,731	$9,936	$77,616
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2009	518,555	12,016	2,905,783	24,985	6,503,882	18,690	3,509,749	11,989	1,043,731	9,936	77,616
Exercise of stock options, warrant and restricted stock award grant	—	—	—	—	—	—	—	—	—	—	—
Income tax benefit from stock option exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	313,713	4,538	4,538
Issuance of common stock in connection with initial public offering, net	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(518,555)	(12,016)	(2,905,783)	(24,985)	(6,503,882)	(18,690)	(3,509,749)	(11,989)	(1,357,444)	(14,474)	(82,154)
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	—	$—	$—
Exercise of stock options, warrant and restricted stock award grant	—	—	—	—	—	—	—	—	—	—	—
Income tax benefit from stock option exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with secondary public offering, net	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities, net	—	—	—	—	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	$—

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2008	1,577,975	$2	$4,301	$(68,104)	—	$(63,801)
Exercise of stock options	455,567	—	575	—	—	575
Stock-based compensation expense	—	—	1,165	—	—	1,165
Net income	—	—	—	7,329	—	7,329

Balance at December 31, 2009	2,033,542	2	6,041	(60,775)	—	(54,732)
Exercise of stock options, warrant and restricted stock award grant	439,167	—	584	—	—	584
Income tax benefit from stock option exercises	—	—	216	—	—	216
Stock-based compensation expense	—	—	2,705	—	—	2,705
Issuance of preferred stock	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net	7,820,000	8	84,690	—	—	84,698
Conversion of preferred stock to common stock	14,795,413	15	82,139	—	—	82,154
Conversion of preferred stock warrant to common stock warrant	—	—	130	—	—	130
Net income	—	—	—	26,131	—	26,131
Currency translation adjustment	—	—	—	—	800	800

Total comprehensive income	—	—	—	—	—	26,931

Balance at December 31, 2010	25,088,122	$25	$176,505	$(34,644)	$800	$142,686
Exercise of stock options, warrant and restricted stock award grant	2,694,101	2	4,532	—	—	4,534
Income tax benefit from stock option exercises	—	—	1,171	—	—	1,171
Stock-based compensation expense	—	—	7,192	—	—	7,192
Issuance of common stock in connection with secondary public offering, net	100,000	1	914	—	—	915
Net income	—	—	—	1,931	—	1,931
Currency translation adjustment	—	—	—	—	30	30
Unrealized loss on marketable securities, net	—	—	—	—	(55)	(55)

Total comprehensive income	—	—	—	—	—	1,906

Balance at December 31, 2011	27,882,223	$28	$190,314	$(32,713)	$775	$158,404

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$1,931	$26,131	$7,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,185	1,820	1,291
Stock-based compensation	7,192	2,705	1,165
Impairment charges	1,612	—	—
Deferred income taxes and deferred tax charge	(5,192)	(16,054)	—
Amortization and adjustment of deferred tax charge	1,192	746	—
Excess tax benefit related to stock-based compensation	(1,171)	(216)	—
Amortization of premiums on marketable securities	920	—	—
Other noncash items	(20)	89	27
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable	696	(1,890)	(4,588)
Inventories	(621)	(627)	143
Prepaid expenses and other assets	(1,027)	(1,083)	(88)
Income tax payable/receivable	2,745	(1,442)	444
Accounts payable	(1,005)	344	1,413
Accrued expenses	148	965	1,062
Deferred revenue	(718)	(736)	1,605
Other liabilities	(264)	1,609	46

Net cash provided by operating activities	9,603	12,361	9,849

Cash flows from investing activities
Purchases of property and equipment	(5,197)	(5,165)	(560)
Proceeds from sale of property and equipment	9	—	4
Purchases of marketable securities	(124,986)	—	—
Sales and maturities of marketable securities	34,500	—	—
Acquisition, net of cash acquired	—	(2,499)	—

Net cash used in investing activities	(95,674)	(7,664)	(556)

Cash flows from financing activities
Repayment of capital lease obligations	—	—	(17)
Proceeds from exercise of stock options and warrants	4,525	485	733
Excess tax benefit related to stock-based compensation	1,171	216	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(51)	—	—
Proceeds from the secondary public offerings, net of issuance costs	1,050	—	—
Proceeds from initial public offering, net of costs paid	(1,099)	85,664	—

Net cash provided by financing activities	5,596	86,365	716

Effect of currency exchange rates on cash and cash equivalents	(1)	49	—

Net increase (decrease) in cash and cash equivalents	(80,476)	91,111	10,009
Cash and cash equivalents at beginning of year	110,172	19,061	9,052

Cash and cash equivalents at end of year	$29,696	$110,172	$19,061

Supplemental Cash Flow Information
Income taxes paid	$—	$2,502	$381

Noncash investing and financing activities
Acquisition of Winyatek Technology Inc. in exchange for Series E preferred shares	$—	$4,538	—
Conversion of preferred stock to common stock	—	82,154	—
Conversion of preferred stock warrant to common stock warrant	—	130	—
Unrealized loss on investment, net of tax	55	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Notes to Consolidated Financial Statements

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

Basis of Presentation

The accompanying financial statements through December 31, 2009 reflect the stand-alone operations of the Company. During the year ended December 31, 2010, the Company established subsidiaries in the United Kingdom, Singapore, and Taiwan. All significant intercompany balances and transactions have been eliminated in consolidation.

In the third quarter of 2011, the Company decided to discontinue the sale of legacy products supported by its Taiwan subsidiary and transitioned the subsidiary to be a design and sales support center. The associated restructuring expense was $1,813, of which $1,408 relates to write off of certain intangibles (see note 7), $204 relates to write off of other assets and $198 relates to severance costs. The severance costs were fully paid in 2011 except for $95, which is included in accrued employee expenses in the consolidated balance sheets as of December 31, 2011.

Reverse Stock Split

In October 2010, the Company’s Board of Directors approved a 3-for-7 reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock, which was effected on November 3, 2010. All common stock and preferred stock data and stock option plan information have been adjusted to reflect the split.

Initial Public Offering

In November 2010, the Company completed the initial public offering (the “IPO”), of its common stock in which it sold and issued 7,820,000 shares of common stock, including 1,020,000 shares related to the exercise of the underwriters’ over-allotment, at an issue price of $12.00 per share. The Company raised a total of $93,840 in gross proceeds in the IPO, or approximately $84,698 in net proceeds after deducting underwriting discounts and commissions of $6,569 and other offering costs of $2,573. Immediately prior to the closing of the IPO, all shares

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

of the Company’s then-outstanding convertible preferred stock outstanding automatically converted into 14,795,413 shares of common stock and the warrants to purchase preferred stock converted into warrants to purchase common stock.

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

On an ongoing basis, management evaluates its estimates, including those related to (i) the collectibility of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) the valuation of equity securities; (vii) amounts recorded in connection with acquisitions; (viii) recoverability of intangible assets and goodwill and (ix) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements, the underlying value of preferred and common equity prior to the Company’s IPO and valuation of assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of “Other income (expense)”. Foreign currency gain or loss in 2011, 2010 and 2009 were not material.

The functional currency of the Company’s Taiwan subsidiary was the New Taiwan Dollar through the first two quarters of 2011, which required that assets and liabilities be translated into US dollars at period-end exchange rates and income, expense, and cash flow items be translated at average exchange rates prevailing during the period. The resulting currency translation adjustment is recorded as a component of accumulated other comprehensive income within stockholders’ equity. As discussed above, in 2011, the Company transitioned its Taiwan subsidiary to be a design and sales support center. The restructuring brought about a change in the subsidiary’s functional currency designation from Taiwan dollars to United States dollars.

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

Investments in Marketable Securities

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

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. Inventory write downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes. Inventory valuation reserves were $1,509 and $1,372, as of December 31, 2011 and 2010, respectively.

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

Goodwill

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis during the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist.

The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the Company as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has significantly exceeded its book value at every measurement date.

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

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of December 31, 2011 and 2010, the warranty liability was $1,000 and $602, respectively.

The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Year Ended December 31,
	2011	2010
Beginning balance	$602	$450
Accruals for warranties	398	165
Settlements	—	(13)

	$1,000	$602

In September 2010, the Company was informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by the Company during the summer and fall of 2009. Of these shipments, approximately 4% were later confirmed or suspected to have random manufacturing process anomalies in the wafer die in the product. These anomalies made the circuitry of a small number of random die per foundry wafer susceptible to failure under certain customer specific system operating conditions. At the time of shipment in 2009 and early 2010, the Company established an initial warranty reserve and added to that accrual as the problem was identified and reliable information became available. The foundry who produced the wafers has informed the Company that the random anomalies are normal in a Gallium Arsenide (“GaAs”) manufacturing process. The Company is currently investigating whether these anomalies were normal, or whether they could have been the result of a foundry manufacturing process that was not sufficiently robust to reliably produce a part that could deliver the specified performance.

In March 2010, the Company developed additional tests to screen out the wafer die that might be susceptible to this type of failure and resumed shipments to the customer. Based on its standard warranty provisions, the Company has provided replacement parts to the customer for the known and suspected failures that had occurred.

In addition and without informing the Company, in the fall of 2009 the customer instituted its own larger scale replacement program that covered the replacement of entire subassemblies in which the Company’s product was only one component. In September 2010, the customer made an initial claim for approximately $18,000 against the Company for the costs incurred relative to that program. In June 2011, the customer sent an e-mail and reduced their initial claim down to $6,600. Management believes the amount and basis of the claims made to date are without merit as its warranty liability is contractually limited to the repair or replacement of the Company’s affected products, which to the extent the customer has requested replacement, has already been completed. A formal claim has yet to be made and discussions with the customer are ongoing. At this time, the Company believes its current warranty reserves are adequate to address the matter and that the Company’s obligations under its standard warranty provisions have been fulfilled. However, claims of this nature are subject to various risks and uncertainties and there can be no assurance that this matter will be resolved without further significant costs to the Company, including the potential for arbitration or litigation. If and when the amount of any additional loss, if any, becomes both probable and determinable, the Company may be required to record an incremental reserve.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities including salaries, stock-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred.

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel and trade show costs. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended December 31, 2011, 2010 and 2009 were not material.

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

Stock-Based Compensation

Stock-based compensation for stock option and restricted stock awards issued to the Company’s employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option-pricing model for valuing stock option awards granted to employees and directors at the grant date. Determining the fair value of stock option awards at the grant date requires the input of various assumptions, including fair value of the underlying common stock, expected future share price volatility, expected term, risk-free interest rate and dividend rate. Changes in these assumptions can materially affect the fair value of the options. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The weighted average expected life of options was calculated using the simplified method. This decision was based on the lack of relevant historical data due to the Company’s limited experience. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company establishes the estimated forfeiture rates based on historical experience. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period which is equal to the vesting period.

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

Earnings per Share

The Company applies the two-class method for calculating earnings per share. Under the two–class method, net income (loss) is allocated between common stock and other participating securities based on their participation rights. Basic earnings per share is calculated by dividing income (loss) allocable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares of common stock outstanding, net of shares subject to repurchase by the Company, during the period. Diluted earnings per share is calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options, warrants to purchase common stock and convertible preferred stock.

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

Recent Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on fair value measurement. The amendments provide a consistent definition of fair value and ensure

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

that the fair value measurement and disclosure requirements are similar between United States GAAP and International Financial Reporting Standards. The amendments change certain fair value measurement principles and enhance the disclosure requirements about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011 and are applied prospectively. The Company does not anticipate a material impact to the consolidated financial statements upon adoption of this guidance.

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

2. Acquisition

On June 30, 2010, the Company acquired all of the outstanding shares of WTI in exchange for $3,344 in cash and 313,713 shares of Series E preferred stock. WTI is primarily engaged in the research, design, development, manufacture and sale of Nand Flash Controller System-On-Chip, secure digital/multi-media card controller, and card reader products. As a result of the acquisition, the Company was expected to expand its technology and engineering resources.

The fair value of consideration transferred is shown in the table below:

Cash	$3,344
Series E preferred stock	4,538

$7,882

The Company issued 313,713 shares of Series E preferred stock that has a total fair value of $4,538 based on the valuation performed as of June 30, 2010, the acquisition date. The acquisition of WTI includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on achievement of certain revenue and gross margin targets of WTI over the three fiscal quarters starting July 1, 2010. The amount of contingent consideration, if any, was payable on or before May 15, 2011. The amount of consideration the Company could pay under the agreement ranges from $0 to $2,000. The fair value of the contingent consideration on the acquisition date and at December 31, 2010 was determined to be insignificant as the probability of WTI achieving the revenue and gross margin requirement is deemed to be remote. No contingent consideration was paid in 2011 as WTI did not achieve the revenue and gross margin requirement.

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

In the third quarter of 2011, the Company abandoned the in-process projects and wrote off the entire IPR&D.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and is attributable to the workforce of the acquired business and the synergies expected to arise after the Company’s acquisition of WTI. Goodwill is not amortized and is not deductible for tax purposes. At the time of the acquisition, goodwill was assigned to the Company’s one reporting unit.

The Company incurred acquisition costs of $278 which are included in general and administrative expense in the consolidated statement of income for the year ended December 31, 2010.

WTI contributed revenue of $1,359 and pre-tax loss of $869 to the Company for the period from June 30 to December 31, 2010.

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the year ended December 31, 2010 and the year ended December 31, 2009, assuming the WTI acquisition had been completed as of January 1, 2009:

	Pro Forma Year Ended December 31, 2010	Pro Forma Year Ended December 31, 2009
	(unaudited)	(unaudited)
Revenue	$84,316	$60,427
Net income	$25,738	$5,838
Net income allocable to common stockholders	$5,186	$—
Earnings per share—basic	$1.02	$—
Earnings per share—diluted	$0.61	$—

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

3. Investments in Marketable Securities

The following table summarizes the investments by investment category as of December 31, 2011:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
US treasury securities	$24,153	$4	$(1)	$24,156
Municipal bonds	40,080	195	(3)	40,272
Corporate notes/bonds	20,150	12	(300)	19,862
Certificate of deposit	1,000	—	(2)	998
Variable rate demand notes	1,000	3	—	1,003
Commercial papers	994	1	—	995
Asset backed securities	2,000	—	(3)	1,997

Total investments	$89,377	$215	$(309)	$89,283

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

As of December 31, 2011, we had 24 investments that were in an unrealized loss position for less than 12 months. The gross unrealized losses on these investments at December 31, 2011 were due to changes in interest rates and determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at December 31, 2011 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$31,578	$31,576
Due between one and five years	57,799	57,707

	$89,377	$89,283

4. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of December 31, 2011 and 2010, the Company maintained an allowance for doubtful accounts of $68.

The following table summarizes the significant customers’ and distributors’ revenue and accounts receivable as a percentage of total revenue and total accounts receivable, respectively:

	Year Ended December 31,
	2011	2010	2009
Revenue
Customer A	27%	34%	36%
Customer B	14	*	*
Customer C	*	*	*

	December 31,
	2011	2010
Accounts Receivable
Customer A	33%	33%
Customer B	10	11
Customer C	10	*

*	Less than 10% of total revenue and accounts receivable

Customer C and another customer are distributors that sell the Company’s products exclusively to an end customer. In the aggregate, revenue to such end customer, including revenue made through distributors as a percentage of total revenue was 11%, 11% and 17% for the years ended December 31, 2011, 2010 and 2009.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

5. Inventories

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials	$1,261	$1,028
Work in process	1,910	2,033
Finished goods	2,545	2,034

	$5,716	$5,095

Finished goods held by distributors were $473 and $482 as of December 31, 2011 and 2010, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2011	2010
Laboratory and production equipment	$15,643	$11,882
Office, software and computer equipment	4,277	3,655
Furniture and fixtures	614	729
Leasehold improvements	3,118	2,652

	23,652	18,918

Less accumulated depreciation	(14,086)	(11,712)

	$9,566	$7,206

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $2,962, $1,640 and $1,291, respectively.

As of December 31, 2011 and 2010, laboratory and production equipment includes $397 in assets that have been capitalized under capital leases. Accumulated amortization of equipment under capital leases was $397 and $388 as of December 31, 2011 and 2010, respectively. Amortization expense in connection with equipment purchased under capital leases was $9, $45 and $70 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, computer software costs included in property and equipment were $1,712 and $1,471, respectively. Amortization expense of capitalized computer software costs was $235, $184 and $134 for the years ended December 31, 2011, 2010 and 2009, respectively.

7. Goodwill and Identifiable Intangible Assets

The change in goodwill from December 31, 2010 of $5,847 to December 31, 2011 of $5,875 was due to foreign currency translation.

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

During the third quarter of 2011, the Company decided to discontinue the sale of acquired legacy products in Taiwan and as a result, evaluated the carrying value of long-lived assets of the related asset group, which resulted in impairment of all identifiable intangible assets. The impairment losses were presented in the statements of operations for the year ended December 31, 2011 as follows:

Cost of revenue	$654
Research and development	122
Sales and marketing	632

$1,408

Amortization expense for amortizing intangible assets was $224 and $192 for the years ended December 31, 2011 and 2010, respectively.

8. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2011	2010
Deferred rent	$1,988	$1,561
Income tax payable	1,546	1,000
Other	—	33

	$3,534	$2,594

9. Income Taxes

Income before income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
United States	$2,395	$12,765	$8,158
Foreign	(1,682)	(876)	—

Total	$713	$11,889	$8,158

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$2,811	$(6,158)	$253
U.S. State	1,180	(1,015)	576
Foreign	(17)	29	—

	3,974	(7,144)	829

Deferred:
U.S. Federal	(2,396)	(4,523)	—
U.S. State	(2,742)	(2,427)	—
Foreign	(54)	(148)	—

	(5,192)	(7,098)	—

Total	$(1,218)	$(14,242)	$829

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2011	2010	2009
Provision (benefit) at statutory rate	$249	$4,161	$2,855
State income taxes	217	1,653	375
Research and development credits	(2,672)	(2,063)	(713)
Change in valuation allowance	433	(24,022)	(1,964)
Foreign earnings, taxed at different rates	670	4,912	—
Unrecognized tax benefits	1,153	791	—
Stock-based compensation	95	391	—
Tax exempt income	(135)	—	—
Prior year return to provision adjustment	(1,244)	—	—
Other	16	(65)	276

	$(1,218)	$(14,242)	$829

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2011	2010
Deferred tax assets
Net operating loss carry forwards	$7,338	$8,051
Research and development credits	7,220	3,788
Stock-based compensation	2,882	1,150
Other temporary differences	1,536	1,666

Total deferred tax assets	18,976	14,655

Deferred tax liabilities
Subpart F income on foreign subsidiaries earnings	(5,182)	(5,635)
Amortization and depreciation	(1,225)	(953)
Other	—	(249)

Total deferred tax liabilities	(6,407)	(6,837)

Less: valuation allowance	(433)	—

Deferred tax assets, net	$12,136	$7,818

At December 31, 2011 and 2010, the Company has recorded a deferred tax charge of $6,101 and $7,293, respectively, which represents the tax on the intercompany transfer of intangible assets in connection with the Company’s international reorganization during 2010 in accordance with ASC 740-10-25-3. The deferred tax charge is being amortized over the estimated useful life of 8 years to income tax expense.

Valuation Allowance

Based on the current trend of operating results and Company forecasts, the Company believes that it is more likely than not that it will recognize the benefit of its deferred tax assets and no valuation allowance is required as of December 31, 2011 and 2010, except for the deferred tax assets of its Taiwan subsidiary for which a full valuation allowance of $433 was provided at December 31, 2011.

The Company recorded a full valuation allowance against its net deferred tax assets at December 31, 2009. In determining the need for a valuation allowance, management reviews all available evidence pursuant to the requirements of ASC 740. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall current and projected business and semiconductor industry conditions, operating efficiencies, the Company’s ability to timely develop, introduce and consistently manufacture new products to customers’ specifications, acceptance of new products, customer concentrations, technological change and the competitive environment which may impact the Company’s ability to generate taxable income and, in turn, realize the value of the deferred tax assets. Significant cumulative operating losses in 2008 and prior years, uncertainty with respect to the acceptance of the Company’s products by end customers and significant economic uncertainties in the market made the Company’s ability to project future taxable income highly uncertain and volatile at December 31, 2009. Although 2009 was the Company’s first profitable year, only the last three quarters of the year were profitable and the vast majority of

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

the Company’s pre-tax income was generated in the last two quarters of the year. Based upon management’s assessment of all available evidence, including a relatively short period of recent profitability, coupled with significant uncertainties associated with the Company’s 2010 business outlook, the Company concluded as of December 31, 2009, that it was not more likely than not that its net deferred tax assets would be realized.

In March 2010, the Company received its first substantial quantity of production orders for a new low voltage product, which was a new low voltage version of the Company’s integrated PLL and register buffer. This new low voltage product is currently in commercial production and is shipping in volume. The arrival of these production orders from one of the Company’s largest customers reduced concerns and increased confidence in the strength of the Company’s business outlook for the balance of 2010. In addition, certain other new product introductions began to gain traction with customers, providing additional confidence in the Company’s longer term outlook. The Company also achieved further clarity around certain contingencies related to ongoing litigation and certain other product acceptance concerns that existed at December 31, 2009. Furthermore, during the first quarter of 2010 the Company unexpectedly received additional orders for an older product that allowed the Company to exceed its overall plan for the quarter and continue the recent trend of profitability into the first quarter of 2010. At its April 30, 2010 meeting, based on a review of the positive developments that materialized in the first quarter of 2010, the Company’s Board of Directors decided to authorize management to retain investment bankers and proceed with plans to pursue a potential initial public offering. Based on these positive developments and an additional quarter of profitable operation, management reassessed the need for a valuation allowance at March 31, 2010 and concluded that a change in circumstances had occurred. Management determined that, based on the Company’s prospects and business outlook, it was reasonable to conclude that it is more likely than not that the Company’s deferred tax assets will be realized. Accordingly, the Company released the full valuation allowance recorded against its deferred tax assets $24,022 based on the weight of positive evidence that existed at March 31, 2010. Significant judgment is required to determine the timing and extent of a valuation allowance release and the Company’s ability to utilize deferred tax assets will continue to be dependent on the ability to generate sufficient taxable income in future periods.

The valuation allowance increased $433 in the year ended December 31, 2011 for the Taiwan subsidiary, and decreased $24,022 for the year ended December 31, 2010.

General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $12,936 and $41,542, respectively at December 31, 2011 that will begin to expire in 2022 for federal income tax purposes and in 2016 for state income tax purposes. The Company has additional federal and state NOL carryover of $21,645 and $11,237, respectively, arising from an excess stock option deduction for 2011 that was not recognized in the financial statements. These excess stock option compensation benefits will be credited to additional paid-in capital when it reduces current income tax liability. At December 31, 2011, the Company has NOL carryforwards of $2,338 for its Taiwan subsidiary which begin to expire in 2019, and $522 for the Singapore subsidiary, which do not expire. A full valuation allowance has been provided on NOL carryforwards for the Taiwan subsidiary.

At December 31, 2011, the Company also has federal and state research and development (“R&D”) tax credit carryforwards of $5,235 and $5,829, respectively. The federal tax credits will begin to expire in 2026, unless previously utilized. The state tax credits do not expire.

Pursuant to Internal Revenue Code sections 382 and 383, use of the Company’s NOL and R&D credits generated prior to June 2004 are subject to an annual limitation due to a cumulative ownership percentage change

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

that occurred in that period. The Company has had two changes in ownership, one in December 2000 and the second in June 2004, that resulted in an annual limitation on NOL and R&D credit utilization. The NOL and R&D credit carryforward which will expire unused due to annual limitation is not recognized for financial statement purposes and is not reflected in the above carryover amounts.

The Company recorded a benefit of $1,244 to its 2011 income tax provision for a prior year return to provision adjustment, which primarily relates to California state income taxes. The Company files an income tax return in California the laws of which generally require the results of all affiliated companies, both domestic and foreign, that are engaged in a unitary business to be included in the California return (i.e., worldwide combined reporting basis). However, California law also provides that a California company may make a so-called “Water’s Edge” election which limits the results included in the combined reporting to only the companies that are subject to tax in the United States. Once a California Water’s Edge election is made with a timely filed California tax return, the filing Company is required to file using the Water’s Edge for seven years. 2010 was the first year the Company was subject to the California worldwide combined reporting method. As of December 31, 2010, the Company intended to make the Water’s Edge election with the 2010 California income tax return and recorded its 2010 state income tax expense based upon this method. However, in October 2011, the Company filed its 2010 California tax return on a worldwide combined reporting basis rather than making the Water’s Edge election. The Company’s decision to file its 2010 California income tax return on a worldwide combined reporting basis was a result of information and circumstances arising in 2011 surrounding expectations of future taxable income under each filing election.

The Company operates under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. The impact of the Singapore tax holiday decreased Singapore taxes by $95 for 2011 and was not material for 2010.

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2011	2010	2009
Balance as of January 1	$2,985	$1,283	$1,057
Increases based on tax positions related to the current year	1,239	1,438	226
Decreases based on tax positions of prior year	(92)	264	—

Balance as of December 31	$4,132	$2,985	$1,283

As of December 31, 2011, the Company had approximately $4,132 of unrecognized tax benefits, $3,350 of which, if recognized, would affect the effective income tax rate. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized no interest or penalties during the years ended December 31, 2011, 2010 and 2009 as the prior year’s unrecognized tax benefits reduce tax attributes that have not yet been utilized on the Company’s tax return.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and certain foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2007 or to California state income tax examinations for tax years ended on or before December 31, 2006. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States. At December 31, 2011, the Company’s foreign subsidiaries had an accumulated deficit. However, no U.S. deferred tax asset was recorded for the accumulated deficit as it was not apparent as of December 31, 2011, that such deferred tax asset would reverse in the foreseeable future.

10. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
Numerator
Net income	$1,931	$26,131	$7,329
Less amount allocable to preferred stockholders	—	(20,805)	(7,193)
Less amount allocable to unvested early exercised options and unvested restricted stock award	(1)	(86)	(6)

Net income allocable to common stockholders—basic and diluted	$1,930	$5,240	$130

Denominator
Weighted average common stock	26,820,662	5,137,029	1,671,565
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	(21,425)	(50,860)	(2,689)

Weighted average common stock—basic	26,799,237	5,086,169	1,668,876
Effect of potentially dilutive securities:
Add options to purchase common stock	2,547,945	3,425,528	1,103,828
Add unvested restricted stock unit	9,442	—	—
Add warrants to purchase common stock	10,799	34,840	12,573

Weighted-average common stock—diluted	29,367,423	8,546,537	2,785,277

Earnings per share
Basic	$0.07	$1.03	$0.08

Diluted	$0.07	$0.61	$0.05

Net income has been allocated to the common stock, convertible participating preferred stock before conversion to common stock, unvested early exercised options and unvested restricted stock award based on their respective rights to share in dividends.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Convertible preferred stock	—	12,776,077	14,481,699
Common stock options	965,266	938,691	2,145,688
Warrant to purchase redeemable convertible preferred stock	—	—	17,187
Unvested early exercised options	—	32,872	2,689
Unvested restricted stock award and restricted stock unit	410,981	17,987	—

	1,376,247	13,765,627	16,647,263

11. Warrants

In connection with various financing agreements, the Company issued warrants to purchase common stock and preferred stock. In November 2010, upon completion of the initial public offering, all preferred stock warrants were converted to common stock warrants. As of December 31, 2010, there were 2,142 and 38,571 outstanding common stock warrants with exercise prices of $3.42 and $1.54 per share, respectively. As of December 31, 2011, there were 2,142 outstanding common stock warrants with an exercise price of $3.42.

12. Stock Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of December 31, 2011, there were no unvested shares outstanding subject to the Company’s right of repurchase. There were 32,875 unvested shares subject to the Company’s repurchase right as of December 31, 2010. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, can-not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Board but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. Upon completion of the Company’s initial public offering, shares originally reserved for issuance under the 2000 Plan but which were not issued or subject to outstanding grants

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

on the effective date of the 2010 Plan, and shares subject to outstanding options or forfeiture restriction under the 2000 Plan on the effective date of the 2010 Plan that are subsequently forfeited or terminated before being exercised, become available for awards under the 2010 Plan, up to 428,571 shares. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2011, 2,319,832 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.66%	2.99%	2.67%
Expected life (in years)	6.41	6.42	6.25
Dividend yield	—	—	—
Expected volatility	50%	60%	68%

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,672,249	3.85	6.88	$108,369

Granted	774,465	20.23
Exercised	(2,640,853)	1.71
Canceled	(546,755)	9.00

Outstanding at December 31, 2011	4,259,106	$7.50	7.21	$25,168

Exercisable at December 31, 2011	3,528,641	$4.91	6.77	$25,042

Vested at December 31, 2011	2,160,070	$3.24	5.96	$18,897

Vested and expected to vest at December 31, 2011	4,202,984	$7.40	7.19	$25,085

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total fair value of employee options vested during the years ended December 31, 2011 and 2010 was $3,101 and $887, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

The weighted average grant date fair value per share of stock options granted to employees during the year ended December 31, 2011 and 2010 was $10.54 and $5.79, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $45,613 and $3,247, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $4,505 and $485, respectively, for the years ended December 31, 2011 and 2010.

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

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	—	$—
Granted	776,056	20.66
Vested	(12,500)	22.07
Canceled	(37,000)	21.75

Outstanding at December 31, 2011	726,556	20.58

Expected to vest at December 31, 2011	691,210

As of December 31, 2010, the Company had 35,355 outstanding nonvested restricted stock awards, 13,930 of which vested during the year ended December 31, 2011 resulting to 21,425 nonvested restricted stock awards outstanding as of December 31, 2011.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$315	$107	$31
Research and development	3,214	1,381	475
Sales and marketing	2,054	526	238
General and administrative	1,609	691	421

	$7,192	$2,705	$1,165

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

As of December 31, 2011, total unrecognized compensation cost related to unvested stock options and awards at December 31, 2011, prior to the consideration of expected forfeitures, was approximately $23,627, which is expected to be recognized over a weighted-average period of 3.03 years.

Employee Stock Purchase Plan

In December 2011, the Company adopted the Employee Stock Purchase Plan (“ESPP”). Participants purchase the Company’s stock using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the ESPP, the “look-back” period for the stock purchase price is six months. Offering and purchase periods will begin on February 10 and August 10 of each year. Participants will be granted the right to purchase common stock at a price per share that is 85% of the lesser of the fair market value of the Company’s common shares at the beginning or the end of each six-month period.

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. There was no common stock issued under the ESPP in 2011 as the first offering period under the ESPP commence in February 2012.

13. Employee Benefit Plan

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

14. Fair Value Measurements

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

The Company measures its investments in marketable securities at fair value using the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company has cash equivalents which consist of money market funds valued using the amortized cost method, in accordance with Rule 2a-7 under the 1940 Act which approximates fair value.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$12,640	$—	$12,640
Investment in marketable securities:
US treasury securities	24,156	24,156	—
Municipal bonds	40,272	—	40,272
Corporate notes/bonds	19,862	—	19,862
Certificate of deposit	998	—	998
Variable rate demand notes	1,003	—	1,003
Commercial papers	995	—	995
Asset backed securities	1,997	—	1,997

	$101,923	$24,156	$77,767

As of December 31, 2010, cash equivalents of $80,017, consist mainly of money market funds which are valued using the amortized cost method, in accordance with Rule 2a-7 under the 1940 Act which approximates fair value. Cash equivalents as of December 31, 2010 are categorized as Level 2.

15. Segment and Geographic Information

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

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2011	2010	2009
Korea	$14,421	$14,319	$18,307
United States	16,791	13,528	10,727
China	23,378	29,238	9,924
Other	24,707	26,108	19,894

	$79,297	$83,193	$58,852

As of December 31, 2011, $2,837 of long-lived tangible assets are located outside the United States of which $2,374 are located in Taiwan. As of December 31, 2010, $1,280 of long-lived tangible assets are located outside the United States of which $864 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2016. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

December 31, 2011
2012	$3,718
2013	3,918
2014	1,792
2015	1,038
2016	768

$11,234

For the years ended December 31, 2011, 2010 and 2009, lease operating expense was $3,445, $3,272 and $2,811, respectively.

Noncancelable Purchase Obligations

The Company’s noncancelable purchase obligations consisted primarily of license and consulting fees the Company committed to pay under several agreements. As of December 31, 2011, the Company’s future noncancelable purchase obligations are as follows:

December 31, 2011
2012	$750

Legal Proceedings

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California, or the Court, asserting that the Company infringes U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that the Company infringes U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that the Company’s iMB™ and certain other memory module components infringe the patents-in-suit. The Company answered the amended complaint on February 11, 2010 and asserted that the Company does not infringe the patents-in-suit and that the patents-in-suit are invalid. In 2010, Company filed inter partes requests for reexamination with the United States Patent and Trademark Office (the “USPTO”), asserting that the patents-in-suit are invalid.

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ‘274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures, with a further communication from the USPTO expected as the next substantive step.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures, with the parties being able to file a notice of appeal as the next substantive step.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Company’s Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

be allowed. Two of the three merged Reexamination Requestors, including the Company, submitted rebuttal comments on February 13, 2012. The merged Reexamination Proceeding will be conducted in accordance with established procedures for merged Reexamination Proceedings, with the last of the merged Reexamination Requestors submitting its rebuttal comments, and then a further communication from the USPTO expected as the next substantive steps.

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

The USPTO, in a communication dated July 7, 2010, acknowledged that claims were submitted in a filing made in the SSC ‘989 patent application to invoke an Interference with each of the patents-in-suit, but has declined to declare an Interference at this time. The July 7, 2010 USPTO communication rejected the claims submitted to invoke the Interference based upon 35 USC 112, with the rejection asserting that these claims contain “subject matter which was not described in the specification in such a way as to reasonably convey to one skilled in the relevant art that the inventor(s), at the time the application was filed, had possession of the claimed invention.” SSC responded to this USPTO communication on December 24, 2010 and provided an updated response on March 23, 2011 to comply with formalities noted by the USPTO. The USPTO, in a communication dated June 8, 2011, continued to reject the claims submitted to invoke the interference based upon the previously made rejections. SSC responded to this USPTO communication on December 8, 2011 and currently awaits further correspondence from the USPTO.

In connection with the reexamination requests and the interference proceedings, the Company also filed a motion to stay proceedings with the Court, which was granted on May 18, 2010, whereby the Court stayed the proceedings until at least February 14, 2011, requested that Netlist notify the Court within one week of any action taken by the USPTO in connection with the reexamination or interference proceedings, and requested that the parties file papers by January 31, 2011 stating their position on whether the stay should be extended. The Company filed its paper on January 31, 2011 stating the reasons it believed the stay should be maintained and Netlist, having been given leave to file its paper later, filed its paper on February 21, 2011. Based on these papers the Court ordered a continued stay of the proceedings until at least February 24, 2012, and requested that the parties file papers by January 30, 2012 stating their position on whether the stay should be extended, and continued the request that Netlist notify the Court within one week of any action taken by the USPTO in connection with the reexamination or interference proceedings. Each of the parties filed its paper on January 30, 2012 stating its positions with respect to the stay, and based on these papers the Court ordered a continued stay of the proceedings until the conclusion of the reexamination and interference proceedings, and in the meantime requested that the parties file papers by January 30, 2013 stating their position on whether the stay should be extended. At this time, the Court could decide to maintain or lift the stay.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. As a result, the Company believes the estimated fair value of these agreements is immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and 2010.

17. Related Party Transactions

The Company recognized $27,940 and $21,235 in revenue for the years ended December 31, 2010 and 2009, respectively, from an investor. The receivable balance from the investor as of December 31, 2010 was $3,386. The investor, together with associated entities, held over 13% of the Company’s outstanding shares of common stock before the initial public offering. After the initial public offering in November 2010, the investor, together with associated entities, held less than 10% of the Company’s outstanding shares of common stock. As a result of the decline in ownership below 10% of the outstanding common stock, the Company no longer considers the investor a related party.

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. The Company paid $2,300 and $2,100 in the years ended December 31, 2011 and 2010, respectively. Operating lease expense related to this agreement included in research and development expense was $2,083 and $1,750 for the years ended December 31, 2011 and 2010, respectively.

18. Subsequent Events

In January 2012, the Board of Directors granted 560,250 options to purchase shares of common stock with an exercise price of $12.34 and 554,850 restricted stock units to employees with a fair value of $12.34. In addition, on February 1, 2012, the Company hired Ford Tamer as the President and Chief Executive Officer of the Company upon the retirement of Young Sohn. The Board of Directors granted the incoming President and Chief Executive Officer of the Company 557,645 options to purchase shares of common stock with an exercise price of $14.80 and 278,822 restricted stock units with a fair value of $14.80.

Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2011
	Mar. 31, 2011	Jun. 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(in thousands, except per share amounts)
Total revenue	$21,504	$24,001	$16,482	$17,310
Gross profit	14,117	15,543	9,909	11,041
Net income (loss)	2,400	2,443	(2,631)	(281)
Basic earnings per share	0.09	0.09	(0.10)	(0.01)
Diluted earnings per share	0.08	0.08	(0.10)	(0.01)

	Year Ended December 31, 2010
	Mar. 31, 2010	Jun. 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(in thousands, except per share amounts)
Total revenue	$19,086	$21,099	$21,862	$21,146
Gross profit	11,899	13,755	14,307	13,794
Net income(1)	11,999	7,578	3,579	2,975
Basic earnings per share	0.65	0.37	0.11	0.20
Diluted earnings per share	0.26	0.14	0.05	0.11

(1)	Net income for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, included the releases and reversals of valuation allowance of $10.1 million, $6.9 million, $4.4 million and $2.6 million, respectively.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act 1934, or the Exchange Act (as amended), that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to provide reasonable, not absolute assurance. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based on the assessment using those criteria, our management concluded that as of December 31, 2011, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders to be held on May 24, 2012, or Proxy Statement.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Election of Directors  –Compensation of Directors” and “Executive Compensation” contained in the Proxy Statement.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” contained in the Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the captions “Election of Directors and “Certain Relationships and Related Person Transactions” contained in the Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” under Part II, “Item 8, Financial Statements and Supplementary Data”.

(a)	Documents filed as part of this report:

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Inphi Corporation under Part II, “Item 8, Financial Statements and Supplementary Data”.

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

INPHI CORPORATION

By:	/s/ Ford Tamer
Ford Tamer Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ford Tamer and John Edmunds, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ford Tamer Ford Tamer	Chief Executive Officer (Principal Executive Officer), President and Director	March 15, 2012

/s/ John Edmunds John Edmunds	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ Diosdado P. Banatao Diosdado P. Banatao	Chairman of the Board	March 15, 2012

/s/ Chenming C. Hu Chenming C. Hu	Director	March 15, 2012

/s/ David J. Ladd David J. Ladd	Director	March 15, 2012

/s/ Peter J. Simone Peter J. Simone	Director	March 15, 2012

/s/ Sam S. Srinivasan Sam S. Srinivasan	Lead Director	March 15, 2012

/s/ Lip-Bu Tan Lip-Bu Tan	Director	March 15, 2012

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Purchase Agreement dated as of May 25, 2010, by and among the Registrant, Winyatek Technology Inc. and the shareholder signatories thereto, as amended (excluding certain schedules and exhibits referred to in the agreement, which the Registrant agrees to furnish to the Securities and Exchange Commission upon request) (incorporated by reference to exhibit 2.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit 3(ii).2 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.2	Amended and Restated Investors’ Rights Agreement dated as of August 12, 2010 (incorporated by reference to exhibit 4.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

10.1+	Inphi Corporation 2000 Stock Option/Stock Issuance Plan (as amended on June 2, 2010) and related form stock option plan agreements (incorporated by reference to exhibit 10.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.2+	Inphi Corporation 2010 Stock Incentive Plan and related form agreements (incorporated by reference to exhibit 10.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

10.3+	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to exhibit 10.3 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.4+	Offer letter dated July 14, 2007 between Young K. Sohn and the Registrant, as amended (incorporated by reference to exhibit 10.4 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.5+	Change of Control and Severance Agreement dated June 8, 2010, by and between Young K. Sohn and the Registrant (incorporated by reference to exhibit 10.5 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.6	Offer letter dated December 10, 2007 between John Edmunds and the Registrant, as amended (incorporated by reference to exhibit 10.6 to filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.7+	Change of Control and Severance Agreement dated June 8, 2010, by and between John Edmunds and the Registrant (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.8+	Offer letter dated October 3, 2007 between Ron Torten and the Registrant, as amended (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.11	Lease Agreement between the Registrant and Santa Clara Towers, L.P. dated as of April 27, 2010 (incorporated by reference to exhibit 10.11 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

Exhibit Number	Description
10.12	Lease Agreement between the Registrant and LBA Realty Fund III—Company VII, LLC dated as of June 4, 2010 (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.13	Workshop Lease Contract between Winyatek Technology Inc. and Integrated Circuit Solutions Inc. dated as of March 29, 2010 (incorporated by reference to exhibit 10.13 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.14**	Software License and Maintenance Agreement dated as of June 29, 2007, by and between the Registrant and Cadence Design Systems, Inc. (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2011).

10.15	Inphi Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 99.1 filed with Registration Statement on Form S-8 (File No. 333-179270)).

21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 96 of this report).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

**	Confidential treatment requested.
+	Indicates management contract or compensatory plan.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.