Form 10-Q
period 2012-03-31
INPHI Corp
filed 2012-05-09
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of May 2, 2012 was 28,307,247.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$29,366	$29,696
Investments in marketable securities	90,421	89,283
Accounts receivable, net	10,444	9,358
Inventories	6,358	5,716
Deferred tax assets	1,463	1,463
Income tax receivable	3,460	2,103
Prepaid expenses and other current assets	2,829	2,466

Total current assets	144,341	140,085
Property and equipment, net	10,010	9,566
Goodwill	5,875	5,875
Deferred tax assets	9,922	10,673
Deferred tax charge	7,116	6,101
Other assets, net	766	328

Total assets	$178,030	$172,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,809	$5,016
Deferred revenue	2,265	1,929
Accrued employee expenses	2,057	1,703
Other accrued expenses	3,267	2,042

Total current liabilities	13,398	10,690
Other long-term liabilities	2,641	3,534

Total liabilities	16,039	14,224

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 28,264,669 and 27,882,223 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	28	28
Additional paid-in capital	195,187	190,314
Accumulated deficit	(34,225)	(32,713)
Accumulated other comprehensive income	1,001	775

Total stockholders’ equity	161,991	158,404

Total liabilities and stockholders’ equity	$178,030	$172,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue	$20,201	$21,504
Cost of revenue	7,424	7,387

Gross profit	12,777	14,117

Operating expense:
Research and development	8,662	6,369
Sales and marketing	3,523	2,581
General and administrative	3,612	2,042

Total operating expense	15,797	10,992

Income (loss) from operations	(3,020)	3,125
Other income	238	41

Income (loss) before income taxes	(2,782)	3,166
Provision (benefit) for income taxes	(1,270)	766

Net income (loss)	$(1,512)	$2,400

Earnings per share:
Basic	$(0.05)	$0.09

Diluted	$(0.05)	$0.08

Weighted-average shares used in computing earnings per share:
Basic	28,038,650	25,250,497
Diluted	28,038,650	29,290,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$(1,512)	$2,400

Other comprehensive income (loss):
Foreign currency translation adjustment	—	(122)
Unrealized gain (loss) on investments, net of tax	226	—

Comprehensive income (loss)	$(1,286)	$2,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(1,512)	$2,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	839	768
Stock-based compensation	2,617	628
Deferred income taxes	911	—
Excess tax benefit related to stock-based compensation	(1,372)	—
Other noncash items	287	2
Changes in assets and liabilities:
Accounts receivable	(1,086)	(236)
Inventories	(642)	454
Prepaid expenses and other assets	(646)	(522)
Income tax payable/receivable	(2,174)	749
Accounts payable	1,069	(539)
Accrued expenses	1,579	44
Deferred revenue	336	(496)
Other liabilities	(109)	(144)

Net cash provided by operating activities	97	3,108

Cash flows from investing activities
Purchases of property and equipment	(1,784)	(1,439)
Purchases of marketable securities	(9,319)	—
Sales and maturities of marketable securities	8,335	—

Net cash used in investing activities	(2,768)	(1,439)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	1,025	373
Excess tax benefit related to stock-based compensation	1,372	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(56)	—
Costs paid in connection with the initial and secondary public offerings	—	(998)

Net cash provided by (used in) financing activities	2,341	(625)

Effect of currency exchange rates on cash and cash equivalents	—	(8)

Net increase (decrease) in cash and cash equivalents	(330)	1,036
Cash and cash equivalents at beginning of period	29,696	110,172

Cash and cash equivalents at end of period	$29,366	$111,208

Noncash investing activity
Unrealized gain on investments, net of tax	$226	$—

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

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at March 31, 2012, and its consolidated results of operations and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

2. Recent Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on fair value measurement. The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The amendments change certain fair value measurement principles and enhance the disclosure requirements about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011 and are applied prospectively. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In June 2011, FASB issued an amendment to its accounting guidance on comprehensive income. The amendments require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company now presents the components of comprehensive income as a separate statement. In December 2011, the FASB issued amendments to defer the presentation on the face of the financial statements the reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Investments

The following table summarizes the investments by investment category:

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$24,635	$24,633	$24,153	$24,156
Municipal bonds	38,486	38,765	40,080	40,272
Corporate notes/bonds	22,026	22,038	20,150	19,862
Certificate of deposit	1,000	988	1,000	998
Variable rate demand notes	—	—	1,000	1,003
Commercial paper	996	998	994	995
Asset backed securities	3,000	2,999	2,000	1,997

Total investments	$90,143	$90,421	$89,377	$89,283

As of March 31, 2012, we had 21 investments that were in an unrealized loss position. The gross unrealized losses on these investments at March 31, 2012 of $78 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

4. Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011

Raw materials	$1,114	$1,261
Work in process	2,320	1,910
Finished goods	2,924	2,545

	$6,358	$5,716

Finished goods held by distributors were $507 and $473 as of March 31, 2012 and December 31, 2011, respectively.

5. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
Laboratory and production equipment	$16,209	$15,643
Office, software and computer equipment	4,925	4,277
Furniture and fixtures	615	614
Leasehold improvements	3,119	3,118

	24,868	23,652
Less accumulated depreciation	(14,858)	(14,086)

	$10,010	$9,566

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2012 and 2011 was $839 and $673, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of March 31, 2012 and December 31, 2011, computer software costs included in property and equipment were $1,831 and $1,712, respectively. Amortization expense of capitalized computer software costs was $60 and $248 for the three months ended March 31, 2012 and 2011, respectively.

6. Product Warranty Obligation

As of March 31, 2012 and December 31, 2011, the product warranty liability was $1,750 and $1,000, respectively. The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$1,000	$602
Accruals for warranties	750	13

	$1,750	$615

In September 2010, the Company was informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by the Company during the summer and fall of 2009. Of these shipments, approximately 4% were later confirmed or suspected to have random manufacturing process anomalies in the wafer die in the product. These anomalies made the circuitry of a small number of random die per foundry wafer susceptible to failure under certain customer specific system operating conditions. At the time of shipment in 2009 and early 2010, the Company established an initial warranty reserve and added to that accrual as the issue was further investigated and reliable information became available. The foundry that produced the wafers has informed the Company that the random anomalies are normal in a Gallium Arsenide (“GaAs”) manufacturing process. The Company is currently investigating whether these anomalies were normal, or whether they could have been the result of a foundry manufacturing process that was not sufficiently robust to reliably produce a part that could deliver the specified performance.

In March 2010, the Company developed additional tests to screen out the wafer die that might be susceptible to this type of failure and resumed shipments to the customer. Based on its standard warranty provisions, the Company has provided replacement parts to the customer for the known and suspected failures that had occurred.

In addition and without informing the Company, in the fall of 2009, the customer instituted its own larger scale replacement program that covered the replacement of entire subassemblies in which the Company’s product was only one component. In September 2010, the customer made an initial claim for approximately $18,000 against the Company for the costs incurred relative to that program. In June 2011, the customer sent an email and reduced their initial claim down to $6,600. Management believes the amount and basis of the claims made to date are without merit as its warranty liability is contractually limited to the repair or replacement of the Company’s affected products, which to the extent the customer has requested replacement, has already been completed. A formal claim has yet to be made and discussions with the customer are ongoing. In March 2012, the Company booked an additional warranty accrual of $750 based on additional review and investigation as to the cause of the anomaly and discussions with the customer in late March. This amount was recorded as a reduction to revenue. At this time, the Company believes its current warranty reserves are adequate to address the matter and that the Company’s obligations under its standard warranty provisions have been fulfilled. However, claims of this nature are subject to various risks and uncertainties and there can be no assurance that this matter will be resolved without further significant costs to the Company, including the potential for arbitration or litigation. If and when the amount of any additional loss, if any, becomes both probable and determinable, the Company may be required to record an incremental reserve.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

7. Other long-term liabilities

Other long-term liabilities consist of the following:

	March 31, 2012	December 31, 2011
Deferred rent	$1,879	$1,988
Income tax payable	762	1,546

	$2,641	$3,534

8. Income Taxes

The Company recorded an income tax benefit of $1,270 and income tax provision of $766 in the three months ended March 31, 2012 and 2011, respectively. The effective tax rates were (46%) and 24% in the three months ended March 31, 2012 and 2011, respectively. The difference between the effective tax rates and the 35% federal statutory rate resulted primarily from foreign income taxes provided at lower rates, geographic mix in expected operating results, recognition of research and development credits, unrecognized tax benefits and stock-based compensation adjustments.

During the three months ended March 31, 2012, the gross amount of the Company’s unrecognized tax benefits decreased approximately $1,385 as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of March 31, 2012, if recognized, would affect the Company’s effective tax rate. As of March 31, 2012, the Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

9. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Numerator
Net income (loss)	$(1,512)	$2,400
Less amount allocable to unvested early exercised options and restricted stock award	(1)	(5)

Net income (loss) allocable to common stockholders—basic and diluted	(1,511)	2,395

Denominator
Weighted average common stock	28,057,931	25,303,564
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	(19,281)	(53,067)

Weighted average common stock—basic	28,038,650	25,250,497
Effect of potentially dilutive securities:
Add options to purchase common stock	—	4,003,776
Add unvested restricted stock unit	—	7,005
Add warrants to purchase common stock	—	29,263

Weighted-average common stock—diluted	28,038,650	29,290,541

Earnings per share
Basic	$(0.05)	$0.09

Diluted	$(0.05)	$0.08

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Net income (loss) has been allocated to the common stock, unvested early exercised options and unvested restricted stock awards based on their respective rights to share in dividends.

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2012	2011

Common stock options	4,779,436	20,866
Restricted stock unit	1,319,041	—
Restricted stock award and unvested common stock subject to repurchase	19,281	53,067

	6,117,758	73,933

10. Stock–Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of March 31, 2012 and December 31, 2011, there were no unvested shares outstanding subject to the Company’s right of repurchase. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, can-not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Board but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. Upon completion of the Company’s initial public offering, shares originally reserved for issuance under the 2000 Plan but which were not issued or subject to outstanding grants on the effective date of the 2010 Plan, and shares subject to outstanding options or forfeiture restriction under the 2000 Plan on the effective date of the 2010 Plan that are subsequently forfeited or terminated before being exercised, become available for awards under the 2010 Plan, up to 428,571 shares. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At March 31, 2012, 2,024,024 shares of common stock have been reserved for future grants under the 2010 Plan.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.38%	2.72%
Expected life (in years)	6.25	6.11
Dividend yield	—	—
Expected volatility	50%	60%

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	4,259,106	$7.50	7.21	$25,168

Granted	1,117,895	13.57
Exercised	(374,174)	2.74
Canceled	(211,592)	13.39

Outstanding at March 31, 2012	4,791,235	$9.02	7.04	$29,356

Exercisable at March 31, 2012	2,996,774	$4.82	5.58	$28,042

Vested at March 31, 2012	2,203,374	$3.48	4.79	$23,774

Vested and expected to vest at March 31, 2012	4,707,755	$8.93	7.00	$29,217

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total fair value of employee options vested during the three months ended March 31, 2012 and 2011 was $1,117 and $375, respectively.

The weighted average grant date fair value per share of stock options granted to employees during the three months ended March 31, 2012 and 2011 was $6.66 and $10.43, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $4,533 and $6,557, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $1,025 and $353, respectively, for the three months ended March 31, 2012 and 2011.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2011	726,556	$20.58
Granted	833,672	13.16
Vested	(20,920)	16.89
Canceled	(50,167)	20.87

Outstanding at March 31, 2012	1,489,141	16.47

Expected to vest at March 31, 2012	1,430,346

As of December 31, 2011, the Company had 21,425 outstanding nonvested restricted stock awards, 2,144 of which vested during the three months ended March 31, 2012 resulting to 19,281 nonvested restricted stock awards outstanding as of March 31, 2012.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. There was no common stock issued under the ESPP during the three months ended March 31, 2012 as the first offering period under the ESPP commenced in February 2012.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2012:

Risk-free interest rate	0.12%
Expected life (in years)	0.50
Dividend yield	—
Expected volatility	90%
Estimated fair value	$5.90

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended March 31,
	2012	2011
Operating expenses
Cost of goods sold	$129	$41
Research and development	1,166	279
Sales and marketing	704	138
General and administrative	618	170

	$2,617	$628

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Total unrecognized compensation cost related to unvested stock options at March 31, 2012, prior to the consideration of expected forfeitures, is approximately $36,606 and is expected to be recognized over a weighted-average period of 3.34 years.

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

The Company measures its investments in marketable securities at fair value using the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company has cash equivalents which consist of money market funds valued using the amortized cost method, in accordance with Rule 2a-7 under the 1940 Act which approximates fair value.

The following table presents information about assets required to be carried at fair value on a recurring basis:

	0000000000	0000000000	0000000000
March 31, 2012	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$9,101	$—	$9,101
Investment in marketable securities:
US treasury securities	24,633	24,633	—
Municipal bonds	38,765	—	38,765
Corporate notes/bonds	22,038	—	22,038
Certificate of deposit	988	—	988
Commercial paper	998	—	998
Asset backed securities	2,999	—	2,999

	$99,522	$24,633	$74,889

	0000000000	0000000000	0000000000
December 31, 2011	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$12,640	$—	$12,640
Investment in marketable securities:
US treasury securities	24,156	24,156	—
Municipal bonds	40,272	—	40,272
Corporate notes/bonds	19,862	—	19,862
Certificate of deposit	998	—	998
Variable rate demand notes	1,003	—	1,003
Commercial paper	995	—	995
Asset backed securities	1,997	—	1,997

	$101,923	$24,156	$77,767

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended March 31,
	2012	2011
China	$3,681	$7,992
United States	5,754	3,517
Korea	4,160	3,202
Germany	869	2,232
Singapore	2,142	968
Other	3,595	3,593

	$20,201	$21,504

As of March 31, 2012, $2,660 of long-lived tangible assets are located outside the United States, of which $2,266 are located in Taiwan. As of December 31, 2011, $2,837 of long-lived tangible assets are located outside the United States, of which $2,374 are located in Taiwan.

13. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2016. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of March 31, 2012, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2012	$2,279
2013	3,924
2014	1,793
2015	1,038
2016	768

$9,802

For the three months ended March 31, 2012 and 2011, lease operating expense was $920 and $820, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Noncancelable Purchase Obligations

The Company’s noncancelable purchase obligations consisted primarily of license and consulting fees the Company committed to pay under several agreements. As of March 31, 2012, the Company’s future total noncancelable purchase obligations was $541 which are all payable in 2012.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of March 31, 2012, the total value of open purchase orders for wafers was approximately $1,474.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ‘274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter and Netlist did not respond to the Action Closing Prosecution in the time provided for by the USPTO. A further communication from the USPTO, with the Company then being in a position to file a Notice of Appeal and Appeal Brief thereafter, are the expected next substantive steps of the proceeding. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures, with the parties being able to file a notice of appeal as the next substantive step.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. The Company filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. The Company is permitted to file its Appeal Brief by May 8, 2012 as the next substantive step of the proceeding. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures, with the parties being able to file a notice of appeal as the next substantive step.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Company’s Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including the Company, timely submitted rebuttal comments on or about February 13, 2012. The merged Reexamination Proceeding will be conducted in accordance with established procedures for merged Reexamination Proceedings, with a further communication from the USPTO expected as the next substantive step.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

On March 29, 2012, the Company received notice of lawsuit, entitled Claim for Confirmation of Invalidation of Dismissal etc., filed in an international jurisdiction by a former employee. The Company was subsequently served with the complaint in April 2012. Legal and other expenses and accrual of provisional costs related to this and other matters are reflected in the Company’s financial statements as of March 31, 2012.

While the Company intends to defend the foregoing lawsuits vigorously, litigation, whether or not determined in the Company’s favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect the Company’s business.

The Company is unable to assess the possible outcome of these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011.

14. Related Party Transactions

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. The Company paid $500 and $587 in the three months ended March 31, 2012 and 2011, respectively. Operating lease expense related to this agreement included in research and development expense was $500 and $496 for the three months ended March 31, 2012 and 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products, such as our isolation memory buffer, or iMB™, clock and data recovery, or CDR, and serializer/deserializer, or SerDes, products, our transimpedance amplifier, or TIA products, our quad linear driver products, expansion of our product offerings and enhancements of existing products, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, our anticipated growth and growth strategies, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

We have a broad product portfolio with 19 product lines and over 200 products as of March 31, 2012, including our new 100 GbE CMOS SerDes architecture, or iPHY, which is designed to enable the development of next generation low power and high port density 100 Gigabit Ethernet (100 GbE) solutions to address bandwidth bottlenecks in next generation data center and communications infrastructures.

In the first quarter of 2012, we started shipping samples of the IN3250TA, the first transimpedance amplifier, or TIA, for 100G reconfigurable colorless networks. We also introduced the industry’s first quad linear driver designed for linear transmitters to enable next-generation 100G/400G coherent systems to address the need for higher speed, higher performance networking infrastructure.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2011 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, we delivered the following financial performance:

•	Total revenues decreased by $1.3 million, or 6%, to $20.2 million.

•	Gross profit as a percentage of revenue decreased to 63% from 66%.

•	Total operating expenses increased by $4.8 million, or 44%, to $15.8 million.

•	Income from operations decreased by $6.1 million, or 197%, to a loss of $3.0 million.

•	Diluted earnings per share decreased by $0.13, or 162%, to $(0.05).

This decrease in our revenue was a result of discontinuance of legacy products supported by our Taiwan subsidiary and provision for estimated settlement of a warranty claim with a customer that was several years old.

Our income from operations decreased due to lower gross profit and increased operating expenses. Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From April 2011 to March 2012, we hired 41 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share decreased primarily due to reduction in revenues combined with increases in operating expenses.

Our cash and cash equivalents were $29.4 million at March 31, 2012, compared with $29.7 million at December 31, 2011. We generated cash flow from operations of $0.1 million during the three months ended March 31, 2012 compared to $3.1 million during the three months ended March 31, 2011. Cash used in investing activities during the three months ended March 31, 2012 was $2.8 million primarily due to purchases of marketable securities and purchases of property and equipment offset by sales and maturities of marketable securities. We generated cash flow from financing activities of $2.3 million primarily due to proceeds from exercise of stock options of $1.0 million and excess tax benefit on stock-based compensation of $1.4 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2012.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended March 31,
	2012	2011
Total revenue	100%	100%
Cost of revenue	37	34

Gross profit	63	66

Operating expense:
Research and development	43	30
Sales and marketing	17	12
General and administrative	18	9

Total operating expenses	78	51

Income (loss) from operations	(15)	15
Other income	1	—

Income (loss) before income taxes	(14)	15
Provision (benefit) for income taxes	(6)	4

Net income (loss)	(8)%	11%

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Total revenue	$20,201	$21,504	$(1,303)	(6)%

Total revenue for the three months ended March 31, 2012 decreased by $1.3 million due to a decrease of 26% in the number of units sold and provision of $0.8 million for estimated settlement of a warranty claim with a customer that was several years old. The decrease in unit volume was due to discontinuance of legacy products supported by our Taiwan subsidiary. The decrease in revenue was partially offset by increase in average selling price of approximately 32% due to change in product mix.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Cost of revenue	$7,424	$7,387	$37	—
Gross profit	$12,777	$14,117	$(1,340)	(9)%
Gross profit as a percentage of revenue	63%	66%	—	(3)%

Gross profit for the three months ended March 31, 2012 decreased by $1.3 million primarily due to decreases in revenue as described above. Gross profit as a percentage of revenue decreased 3% of which 1.4% was due to reduction in revenue as a result of provision for estimated settlement of a warranty claim with a customer, 0.4% was due to increase in stock-based compensation and 1.2% was based on product mix.

Research and Development

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Research and development	$8,662	$6,369	$2,293	36%

Research and development expense for the three months ended March 31, 2012 increased by $2.3 million due to the increase in research and development headcount and equity awards, which resulted in a $1.7 million increase in personnel costs and stock-based compensation expense. In addition, recruiting expense increased by $0.3 million as we recruited for engineers. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing products.

Sales and Marketing

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Sales and marketing	$3,523	$2,581	$942	36%

Sales and marketing expense for the three months ended March 31, 2012 increased by $0.9 million primarily due to an increase in personnel costs, including stock-based compensation expense of $0.9 million.

General and Administrative

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
General and administrative	$3,612	$2,042	$1,570	77%

General and administrative expenses for the three months ended March 31, 2012 increased by $1.6 million. Personnel costs, including stock-based compensation expense increased by $0.5 million due to an increase in headcount and equity awards. Outside legal fees increased by $0.2 million related primarily to litigation matters described in note 13 of the notes to our consolidated financial statements. In addition, we recorded an accrual of provisional costs with regard to employment and other related claims as well as associated costs of $0.8 million.

Provision (benefit) for Income Tax

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Provision (benefit) for income tax	$(1,270)	$766	$(2,036)	(266)%

The income tax benefit of $1.3 million for the three months ended March 31, 2012 reflects an effective tax rate of 46%. This effective tax rate for the three months ended March 31, 2012 differed from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits, unrecognized tax benefits and stock-based compensation adjustments.

The income tax expense of $0.8 million for the three months ended March 31, 2011 reflects an effective tax rate of 24%. This effective tax rate for the three months ended March 31, 2011 differed from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability and recognition of research and development credits.

Liquidity and Capital Resources

As of March 31, 2012, we had cash, cash equivalents and investments in marketable securities of $119.8 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$97	$3,108
Net cash used in investing activities	(2,768)	(1,439)
Net cash provided by (used in) financing activities	2,341	(625)
Effect of currency exchange rate on cash	—	(8)

Net increase (decrease) in cash and cash equivalents	$(330)	$1,036

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2012 primarily reflected an increase in accounts payable and accrued expenses of $2.6 million, depreciation and amortization of $0.8 million, stock-based compensation of $2.6 million and deferred income taxes of $0.9 million partially offset by net loss of $1.5 million, increases in accounts receivable of $1.1 million, inventories of $0.6 million and prepaid expense and other assets of $0.6 million, and change in income tax payable/receivable of $2.2 million. Our accounts payable and accrued expenses increased as a result of increased production volume, provision for warranty costs, employment and other related claims. Our receivables increased due to shipments made in the last month of the quarter. Our inventories increased due to increasing forecasted sales for second quarter of 2012 and prepaid expenses increased as a result of new subscriptions and prepayments to vendors based on the agreements we entered into.

Net cash provided by operating activities during the three months ended March 31, 2011, primarily reflected net income of $2.4 million, decrease in inventories of $0.5 million, change in income tax payable/receivable of $0.7 million, depreciation and amortization of $0.8 million and stock-based compensation of $0.6 million partially offset by increases in prepaid expenses and other assets of $0.5 million, and a decrease in each of accounts payable and deferred revenue of $0.5 million. Our inventories decreased as a result of shipments made in the last month of the quarter to meet customers’ demand. Prepaid expenses increased as a result of new subscriptions and prepayments to vendors based on the agreements we entered into. Our accounts payable decreased due to payments to vendors. Our deferred revenue decreased as distributors reduced their inventory levels and shipped parts to end customers to meet their demand.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2012, consisted of cash used to purchase property and equipment of $1.8 million and purchases of marketable securities of $9.3 million, offset by sales and maturities of marketable securities of $8.3 million

Net cash used in investing activities during the three months ended March 31, 2011 consisted of cash used to purchase property and equipment of $1.4 million mainly for leasehold improvements for the new offices in California.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2012 consisted of proceeds from exercise of stock options of $1 million and excess tax benefit related to stock-based compensation of $1.4 million.

Net cash used in financing activities during the three months ended March 31, 2011 consisted primarily of $1 million paid in connection with our initial and secondary public offerings partially offset by the proceeds from the exercise of stock options and warrants of $0.4 million.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of March 31, 2012 consisted of $119.8 million of cash, cash equivalents and investments in marketable securities, of which $10.4 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $119.8 million and $119.0 million at March 31, 2012 and December 31, 2011, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of March 31, 2012 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, commercial paper, certificates of deposit, and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

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

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

(a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit Number	Description

10.1†	Offer letter dated February 1, 2012 between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

10.2†	Change of Control and Severance Agreement dated February 1, 2012 between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

10.3†	Inphi Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-179270) filed on January 31, 2012).

10.4†	Senior Advisor Agreement dated as of February 1, 2012 by and between Young K. Sohn and the Registrant (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates management contract or compensatory plan.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHI CORPORATION,
(Registrant)

/s/ Ford Tamer
Ford Tamer
Chief Executive Officer
(Principal Executive Officer)

May 9, 2012

EXHIBIT INDEX

Number	Description

10.1†	Offer letter dated February 1, 2012 between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

10.2†	Change of Control and Severance Agreement dated February 1, 2012 between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

10.3†	Inphi Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-179270) filed on January 31, 2012).

10.4†	Senior Advisor Agreement dated as of February 1, 2012 by and between Young K. Sohn and the Registrant (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates management contract or compensatory plan.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act