Form 10-Q
period 2012-09-30
INPHI Corp
filed 2012-11-07
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of November 2, 2012 was 28,669,901.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$31,651	$29,696
Investments in marketable securities	91,062	89,283
Accounts receivable, net	12,864	9,358
Inventories	4,618	5,716
Deferred tax assets	902	1,463
Income tax receivable	4,783	2,103
Prepaid expenses and other current assets	1,984	2,466

Total current assets	147,864	140,085
Property and equipment, net	12,351	9,566
Goodwill	5,875	5,875
Deferred tax assets	12,218	10,673
Deferred tax charge	5,379	6,101
Other assets, net	565	328

Total assets	$184,252	$172,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,301	$5,016
Deferred revenue	2,409	1,929
Accrued employee expenses	2,587	1,703
Other accrued expenses	1,652	2,042
Other current liabilities	403	—

Total current liabilities	12,352	10,690
Other long-term liabilities	3,629	3,534

Total liabilities	15,981	14,224

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 28,639,292 and 27,882,223 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	29	28
Additional paid-in capital	204,005	190,314
Accumulated deficit	(36,850)	(32,713)
Accumulated other comprehensive income	1,087	775

Total stockholders’ equity	168,271	158,404

Total liabilities and stockholders’ equity	$184,252	$172,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$24,762	$16,482	$68,271	$61,987
Cost of revenue	8,734	6,573	24,490	22,418

Gross profit	16,028	9,909	43,781	39,569

Operating expense:
Research and development	10,500	6,951	29,072	20,612
Sales and marketing	3,079	3,886	10,347	9,605
General and administrative	3,263	2,570	9,630	6,989

Total operating expense	16,842	13,407	49,049	37,206

Income (loss) from operations	(814)	(3,498)	(5,268)	2,363
Other income	230	142	678	273

Income (loss) before income taxes	(584)	(3,356)	(4,590)	2,636
Provision (benefit) for income taxes	471	(725)	(453)	424

Net income (loss)	$(1,055)	$(2,631)	$(4,137)	$2,212

Earnings per share:
Basic	$(0.04)	$(0.10)	$(0.15)	$0.08

Diluted	$(0.04)	$(0.10)	$(0.15)	$0.08

Weighted-average shares used in computing earnings per share:
Basic	28,491,789	27,477,137	28,284,612	26,471,544
Diluted	28,491,789	27,477,137	28,284,612	29,365,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(1,055)	$(2,631)	$(4,137)	$2,212

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	30
Unrealized gain (loss) on investments, net of tax	87	(45)	312	17

Comprehensive income (loss)	$(968)	$(2,676)	$(3,825)	$2,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(4,137)	$2,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,081	2,426
Stock-based compensation	9,337	4,934
Assets written off	—	1,535
Deferred income taxes	(1,334)	(5,016)
Excess tax benefit related to stock-based compensation	(2,145)	(2,714)
Amortization of premium in marketable securities	875	550
Other noncash items	136	29
Changes in assets and liabilities:
Accounts receivable	(3,589)	(297)
Inventories	1,098	(1,702)
Prepaid expenses and other assets	152	(704)
Income tax payable/receivable	783	5,370
Accounts payable	771	(509)
Accrued expenses	494	119
Deferred revenue	480	(856)
Other liabilities	(98)	(357)

Net cash provided by operating activities	5,904	5,020

Cash flows from investing activities
Purchases of property and equipment	(6,691)	(4,456)
Proceeds from sale of equipment	237	9
Purchases of marketable securities	(33,683)	(97,490)
Sales and maturities of marketable securities	31,681	8,255

Net cash used in investing activities	(8,456)	(93,682)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	1,644	4,214
Proceeds from employee stock purchase plan	943	—
Excess tax benefit related to stock-based compensation	2,145	2,714
Minimum tax withholding paid on behalf of employees for restricted stock units	(225)	—
Proceeds from the secondary public offerings, net of issuance costs	—	1,050
Costs paid in connection with the initial public offering	—	(1,099)

Net cash provided by financing activities	4,507	6,879

Effect of currency exchange rates on cash and cash equivalents	—	(1)

Net increase (decrease) in cash and cash equivalents	1,955	(81,784)
Cash and cash equivalents at beginning of period	29,696	110,172

Cash and cash equivalents at end of period	$31,651	$28,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

1. Organization and Basis of Presentation

Inphi Corporation (the “Company”), a Delaware corporation, was incorporated in November 2000. The Company is a fabless provider of high-speed mixed signal semiconductor solutions for the communications and computing markets. The Company’s end-to-end data transport platform delivers high signal at leading-edge data speeds, addressing performance and bandwidth bottlenecks in networks, from fiber to memory. The Company’s semiconductor solutions minimize latency in computing environments and enable the rollout of next generation communications and computing infrastructures. The Company’s solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers and storage platforms.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at September 30, 2012, and its consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Investments

The following table summarizes the investments by investment category:

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$22,847	$22,857	$24,153	$24,156
Municipal bonds	40,191	40,452	40,080	40,272
Corporate notes/bonds	22,107	22,244	20,150	19,862
Certificate of deposit	2,500	2,502	1,000	998
Asset backed securities	3,000	3,007	2,000	1,997
Variable rate demand notes	—	—	1,000	1,003
Commercial paper	—	—	994	995

Total investments	$90,645	$91,062	$89,377	$89,283

As of September 30, 2012, we had 8 investments that were in an unrealized loss position. The gross unrealized losses on these investments at September 30, 2012 of $9 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at September 30, 2012 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$34,037	$34,125
Due between one and five years	56,608	56,937

	$90,645	$91,062

4. Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$759	$1,261
Work in process	1,309	1,910
Finished goods	2,550	2,545

	$4,618	$5,716

Finished goods held by distributors were $577 and $473 as of September 30, 2012 and December 31, 2011, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
Laboratory and production equipment	$19,789	$15,643
Office, software and computer equipment	5,828	4,277
Furniture and fixtures	634	614
Leasehold improvements	3,141	3,118

	29,392	23,652
Less accumulated depreciation	(17,041)	(14,086)

	$12,351	$9,566

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2012 was $1,077 and $3,081, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2011 was $793 and $2,202, respectively.

As of September 30, 2012 and December 31, 2011, computer software costs included in property and equipment were $2,135 and $1,712, respectively. Amortization expense of capitalized computer software costs was $74 and $201 for the three and nine months ended September 30, 2012, respectively. Amortization expense of capitalized computer software costs was $59 and $171 for the three and nine months ended September 30, 2011, respectively.

6. Product Warranty Obligation

As of September 30, 2012 and December 31, 2011, the product warranty liability was $40 and $1,000, respectively. The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$1,750	$1,000	$1,000	$602
Accruals for warranties	40	—	790	398
Settlements	(1,750)	—	(1,750)	—

	$40	$1,000	$40	$1,000

In September 2010, the Company was informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by the Company during the summer and fall of 2009. The Company also began to assess, provide and accumulate additional warranty reserves based on estimated, probable costs to replace units.

In March 2010, the Company developed additional tests to screen out the wafer die that might be susceptible to a suspected type of failure ultimately related to the lack of a manufacturing process design rule and resumed shipments to the customer. Based on its standard warranty provisions, the Company has provided replacement parts to the customer for the known and suspected failures that had occurred.

In 2012, based on additional review investigation and discussions with the customer, the Company booked an additional warranty accrual of $750. This amount was recorded as a reduction to revenue. In June 2012, the Company entered into a settlement agreement with the customer in which the Company paid $1,750 cash in July 2012 to settle this claim.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

7. Other long-term liabilities

Other long-term liabilities consist of the following:

	September 30, 2012	December 31, 2011
Deferred rent	$1,486	$1,988
Income tax payable	2,143	1,546

	$3,629	$3,534

8. Income Taxes

The Company normally determines its interim tax provision using an estimated annual effective tax rate methodology. For the three and six months ended June 30, 2012, the discrete method was used to calculate the Company’s interim tax expense. The Company had determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted earnings for the year. Under the discrete method, the Company determines its tax expense based upon actual year-to-date results. For the three and nine months ended September 30, 2012, the Company used the estimated annual effective tax rate method to compute its interim tax expense. The Company determined that the estimated annual effective tax rate was no longer sensitive to minimal changes to forecasted earnings for the year and that it provided a reliable estimate of the interim period tax provision.

The Company recorded an income tax provision (benefit) of $471 and ($453) in the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2011, the Company recorded an income tax provision (benefit) of $(725) and $424, respectively. The effective tax rate for the three and nine months ended September 30, 2012 was (81%) and 10%, respectively from 22% and 16% in the comparable periods of 2011, respectively. The difference between the effective tax rates and the 35% federal statutory rate resulted primarily from foreign income taxes provided at lower rates, geographic mix in operating results, recognition of research and development credits, unrecognized tax benefits and stock-based compensation adjustments.

During the three and nine months ended September 30, 2012, the gross amount of the Company’s unrecognized tax benefits increased approximately $398 and $1,045, respectively as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of September 30, 2012, if recognized, would affect the Company’s effective tax rate. As of September 30, 2012, the Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

In October 2012, the Company received notification from the California Franchise Tax Board that the 2009 and 2010 California tax returns will be examined. The Company believes it has adequate reserve for its uncertain tax positions, however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and such adjustments may impact the provision for income taxes.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income (loss)	$(1,055)	$(2,631)	$(4,137)	$2,212
Less amount allocable to unvested early exercised options and restricted stock award	—	2	—	(2)

Net income (loss) allocable to common stockholders—basic and diluted	$(1,055)	$(2,629)	$(4,137)	$2,210

Denominator
Weighted average common stock	28,506,782	27,500,706	28,299,605	26,495,113
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	(14,993)	(23,569)	(14,993)	(23,569)

Weighted average common stock—basic	28,491,789	27,477,137	28,284,612	26,471,544
Effect of potentially dilutive securities:
Add options to purchase common stock	—	—	—	2,878,113
Add unvested common stock subject to repurchase, unvested restricted stock award and restricted stock unit	—	—	—	3,360
Add warrants to purchase common stock	—	—	—	12,885

Weighted-average common stock—diluted	28,491,789	27,477,137	28,284,612	29,365,902

Earnings per share
Basic	$(0.04)	$(0.10)	$(0.15)	$0.08

Diluted	$(0.04)	$(0.10)	$(0.15)	$0.08

Net income has been allocated to the common stock, unvested early exercised options and unvested restricted stock awards based on their respective rights to share in dividends.

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common stock options	4,836,565	4,662,314	4,828,956	641,412
Warrant to purchase common stock	2,142	—	2,142	—
Restricted stock unit	1,687,567	688,630	1,537,474	386,244
Restricted stock award and unvested common stock subject to repurchase	14,993	23,569	14,993	23,569

	6,541,267	5,374,513	6,383,565	1,051,225

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10. Stock–Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of September 30, 2012 and December 31, 2011, there were no unvested shares outstanding subject to the Company’s right of repurchase. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, can-not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Board but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. Upon completion of the Company’s initial public offering, shares originally reserved for issuance under the 2000 Plan but which were not issued or subject to outstanding grants on the effective date of the 2010 Plan, and shares subject to outstanding options or forfeiture restriction under the 2000 Plan on the effective date of the 2010 Plan that are subsequently forfeited or terminated before being exercised, become available for awards under the 2010 Plan, up to 428,571 shares. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At September 30, 2012, 1,659,086 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.86%	2.28%	1.34%	2.78%
Expected life (in years)	5.82	6.27	6.22	6.43
Dividend yield	—	—	—	—
Expected volatility	51%	50%	50%	50%

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,259,106	$7.50	7.21	$25,168

Granted	1,408,595	13.22
Exercised	(598,221)	2.75
Canceled	(368,394)	13.11

Outstanding at September 30, 2012	4,701,086	$9.38	6.54	$16,214

Exercisable at September 30, 2012	2,702,425	$4.85	4.78	$16,062

Vested at September 30, 2012	2,240,904	$4.29	4.34	$15,115

Vested and expected to vest at September 30, 2012	4,633,438	$9.30	6.51	$16,193

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total grant date fair value of employee options vested during the nine months ended September 30, 2012 and 2011 was $2,612 and $2,499, respectively.

The weighted average grant date fair value per share of stock options granted to employees during the nine months ended September 30, 2012 and 2011 was $6.48 and $11.16, respectively.

The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $6,385 and $43,850, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $1,644 and $4,194, respectively, for the nine months ended September 30, 2012 and 2011.

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

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	726,556	$20.58
Granted	1,159,316	12.65
Vested	(84,688)	19.08
Canceled	(144,771)	16.75

Outstanding at September 30, 2012	1,656,413	$15.44

Expected to vest at September 30, 2012	1,599,657

As of December 31, 2011, the Company had 21,425 outstanding nonvested restricted stock awards, 6,432 of which vested during the nine months ended September 30, 2012 resulting to 14,993 nonvested restricted stock awards outstanding as of September 30, 2012.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. Total common stock issued under the ESPP during the nine months ended September 30, 2012 was 101,088.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the nine months ended September 30, 2012:

Risk-free interest rate	0.13%
Expected life (in years)	0.50
Dividend yield	—
Expected volatility	81%
Estimated fair value	$4.69

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expenses
Cost of goods sold	$210	$66	$529	$226
Research and development	1,721	851	4,368	2,196
Sales and marketing	490	584	2,034	1,382
General and administrative	988	490	2,406	1,130

	$3,409	$1,991	$9,337	$4,934

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at September 30, 2012, prior to the consideration of expected forfeitures, is approximately $33,348 and is expected to be recognized over a weighted-average period of 2.93 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and nine months ended September 30, 2012.

The following table presents information about assets required to be carried at fair value on a recurring basis:

September 30, 2012	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$9,091	$—	$9,091
Investment in marketable securities:
US treasury securities	22,857	22,857	—
Municipal bonds	40,452	—	40,452
Corporate notes/bonds	22,244	—	22,244
Certificate of deposit	2,502	—	2,502
Asset backed securities	3,007	—	3,007

	$100,153	$22,857	$77,296

December 31, 2011	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$12,640	$—	$12,640
Investment in marketable securities:
US treasury securities	24,156	24,156	—
Municipal bonds	40,272	—	40,272
Corporate notes/bonds	19,862	—	19,862
Certificate of deposit	998	—	998
Variable rate demand notes	1,003	—	1,003
Commercial paper	995	—	995
Asset backed securities	1,997	—	1,997

	$101,923	$24,156	$77,767

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
China	$4,896	$2,300	$14,028	$18,497
United States	6,075	5,416	18,151	13,147
Korea	5,382	2,657	14,209	11,286
Other	8,409	6,109	21,883	19,057

	$24,762	$16,482	$68,271	$61,987

As of September 30, 2012, $3,555 of long-lived tangible assets are located outside the United States, of which $3,148 are located in Taiwan. As of December 31, 2011, $2,837 of long-lived tangible assets are located outside the United States, of which $2,374 are located in Taiwan.

13. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2018. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of September 30, 2012, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2012 (remaining)	$1,024
2013	6,339
2014	2,416
2015	1,678
2016	1,425
2017 to 2018	788

$13,670

For the three and nine months ended September 30, 2012, lease operating expense was $876 and $2,674, respectively. For the three and nine months ended September 30, 2011, lease operating expense was $892 and $2,548, respectively.

Noncancelable Purchase Obligations

The Company’s noncancelable purchase obligations consisted primarily of license and consulting fees the Company committed to pay under several agreements. As of September 30, 2012, the Company’s future total noncancelable purchase obligations was $178 which are all payable in 2012.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of September 30, 2012, the total value of open purchase orders for wafers was approximately $1,396.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ’274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, the Company filed a Notice of Appeal. The Company filed its Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties are awaiting a further communication from the USPTO as the next substantive step of the proceeding. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2012 and December 31, 2011.

14. Related Party Transactions

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. In June 2012, the software subscription and maintenance agreement was amended to include new licensed materials effective on September 28, 2012 and will expire on December 31, 2013. Under this amendment, the Company committed to pay $2,129 payable in 5 quarterly payments through November 2013. The Company paid $1,500 and $1,737 in the nine months ended September 30, 2012 and 2011, respectively. Operating lease expense related to the agreements included in research and development expense was $500 and $1,542 for the three and nine months ended September 30, 2012, respectively. Operating lease expense related to the agreements included in research and development expense was $550 and $1,533 for the three and nine months ended September 30, 2011, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

15. Subsequent Events

Stock Option Exchange Offer

On September 20, 2012, the Company commenced an offering to eligible employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, eligible employees holding options to purchase the Company’s common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $16.63 per share for a predetermined smaller number of stock options to be granted following the expiration of the tender offer with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new awards were issued. Stock options to purchase an aggregate of 508,399 shares with exercise prices ranging from $16.63 to $22.07 were eligible for tender at the commencement of the program. The Company’s directors and executive officers are not eligible to participate in the program. The program is structured as a value-neutral exchange. The replacement awards would be targeted at providing value that is, in the aggregate, not greater than the fair value of the exchanged stock options. This means that the employees who participate in the program are expected to receive a number of replacement awards with an aggregate value that does not exceed the aggregate value of the stock options surrendered in the exchange. The terms and conditions of the new options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled.

On October 19, 2012, the offer period ended and the Company accepted for exchange and cancellation 464,899 vested and unvested eligible options to purchase common stock, with a weighted average exercise price of $21.06. In exchange, the Company issued 353,779 vested and unvested options to purchase shares of the Company’s common stock with an exercise price of $8.93, the closing price of the Company’s common stock on October 22, 2012.

Building Lease

In October 2012, the Company and its lessor amended the lease agreement for the office space in Westlake Village, California to expand the leased space by 11,432 square feet for sixty months starting January 1, 2013. In addition, the term of the lease for the current office space was extended by one year through December 31, 2017. The amended lease agreement will increase the future minimum lease payments under noncancelable operating leases having initial terms in excess of one year as follows:

2012 (remaining) and 2013	61
2014	315
2015	324
2016	334
2017	1,137

$2,171

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

Overview

Our Company

We are a fabless provider of high-speed mixed signal semiconductor solutions for the communications and computing markets. Our end-to-end data transport platform delivers high signal integrity at leading-edge data speeds, addressing performance and bandwidth bottlenecks in networks, from fiber to memory. Our solutions minimize latency in computing environments and enable the rollout of next generation communications and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers and storage platforms. We provide 40G and 100G high-speed mixed signal semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market.

We have a broad product portfolio with 19 product lines and over 200 products as of September 30, 2012, including our new 100 GbE CMOS SerDes architecture, or iPHY, which is designed to enable the development of next generation low power and high port density 100 Gigabit Ethernet (100 GbE) solutions to address bandwidth bottlenecks in next generation data center and communications infrastructures.

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

Quarterly Update

As discussed in more detail below, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, we delivered the following financial performance:

•

Total revenue increased by $8.3 million, or 50%, to $24.8 million in the three months ended September 30, 2012. In the nine months ended September 30, 2012, total revenues increased by $6.3 million, or 10%, to $68.3 million.

•

Gross profit as a percentage of revenue increased to 64.7% from 60.1% in the three months ended September 30, 2012. In the nine months ended September 30, 2012, gross profit as a percentage of revenue increased to 64.1% from 63.8%.

•

Total operating expenses increased by $3.4 million, or 26%, to $16.8 million in the three months ended September 30, 2012. In the nine months ended September 30, 2012, total operating expenses increased by $11.8 million, or 32%, to $49.0 million.

•

Loss from operations decreased by $2.7 million, or 77%, to a loss from operations of $0.8 million in the three months ended September 30, 2012. In the nine months ended September 30, 2012, income from operations decreased by $7.6 million, or 323%, to a loss from operations of $5.3 million.

•

Diluted earnings per share increased by $0.06 to ($0.04) in the three months ended September 30, 2012. In the nine months ended September 30, 2012, diluted earnings per share decreased by $0.23 to ($0.15).

The increase in our revenue for the three and nine months ended September 30, 2012 was a result of an increase in demand for our high speed memory interface products, transimpedance- amplifiers and isolation memory buffer.

Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From October 2011 to September 2012, we hired 62 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share changed primarily due to fluctuations in revenues and operating expenses.

Our cash and cash equivalents were $31.7 million at September 30, 2012, compared with $29.7 million at December 31, 2011. We generated cash flow from operations of $5.9 million during the nine months ended September 30, 2012 compared to $5.0 million during the nine months ended September 30, 2011. Cash used in investing activities during the nine months ended September 30, 2012 was $8.5 million primarily due to purchases of marketable securities and purchases of property and equipment offset by sales and maturities of marketable securities. We generated cash flow from financing activities of $4.5 million primarily due to proceeds from exercise of stock options and employee stock purchase plan of $2.6 million and excess tax benefit of stock-based compensation of $2.1 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2012.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenue	100%	100%	100%	100%
Cost of revenue	35	40	36	36

Gross profit	65	60	64	64

Operating expense:
Research and development	42	42	43	33
Sales and marketing	13	23	15	16
General and administrative	13	15	14	11

Total operating expenses	68	80	72	60

Income (loss) from operations	(3)	(20)	(8)	4
Other income	1	—	1	—

Income (loss) before income taxes	(2)	(20)	(7)	4
Provision (benefit) for income taxes	2	(4)	(1)	1

Net income (loss)	(4)%	(16)%	(6)%	3%

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Total revenue	$24,762	$16,482	$8,280	50%

	Nine Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Total revenue	$68,271	$61,987	$6,284	10%

Total revenue for three and nine months ended September 30, 2012 increased compared to corresponding 2011 periods due to increase in demand for our high speed memory interface products, transimpedance- amplifiers and isolation memory buffer of $7.6 million and $8.8 million, respectively. The increase in revenue for the nine months ended September 30, 2012 was partially offset by the discontinuance of legacy products supported by our Taiwan subsidiary of $1.3 million and settlement of a warranty claim with a customer that was several years old for $0.8 million.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Cost of revenue	$8,734	$6,573	$2,161	33%
Gross profit	$16,028	$9,909	$6,119	62%
Gross profit as a percentage of revenue	65%	60%	—	5%

	Nine Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Cost of revenue	$24,490	$22,418	$2,072	9%
Gross profit	$43,781	$39,569	$4,212	11%
Gross profit as a percentage of revenue	64%	64%	—	—

Gross profit for the three and nine months ended September 30, 2012 increased primarily due to increases in revenue as described above. The increase in gross profit as a percentage of revenue in the three months ended September 30, 2012 was due to a write off of developed technology intangible asset of our Taiwan subsidiary as a result of restructuring of our Taiwan subsidiary in the three months ended September 30, 2011. Gross profit as a percentage of revenue was unchanged for the nine months ended September 30, 2012 as compared to prior year.

Research and Development

	Three Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Research and development	$10,500	$6,951	$3,549	51%

	Nine Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Research and development	$29,072	$20,612	$8,460	41%

Research and development expenses for three and nine months ended September 30, 2012 increased due to the increase in research and development headcount and equity awards, which resulted in $2.3 million and $5.2 million increase in personnel costs and stock-based compensation expense, respectively. In addition, packaging and pre-production engineering mask costs increased by $0.4 million and $1.5 million, and consulting fees increased by $0.6 million and $1.6 million for the three and nine months ended September 30, 2012, respectively. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing products. Specifically, we accelerated the development of our products for next generation communications networks and high-speed memory interfaces.

Sales and Marketing

	Three Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Sales and marketing	$3,079	$3,886	$(807)	(21)%

	Nine Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Sales and marketing	$10,347	$9,605	$742	8%

Sales and marketing expenses for three months ended September 30, 2012 decreased primarily due to a write off of customer relationship intangible asset taken as a result of restructuring of our Taiwan subsidiary in the three months ended September 30, 2011. Sales and marketing expenses for the nine months ended September 30, 2012 increased primarily due to an increase in personnel costs, including stock-based compensation expense, consulting and recruiting fees of $1.3 million to support sales activities offset by write-off of customer relationship intangible asset of $0.7 million.

General and Administrative

	Three Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
General and administrative	$3,263	$2,570	$693	27%

	Nine Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
General and administrative	$9,630	$6,989	$2,641	38%

General and administrative expenses for the three and nine months ended September 30, 2012 increased primarily due to an increase in personnel costs and legal fees. Personnel costs, including stock-based compensation expense increased by $0.6 million and $1.5 million for the three and nine months ended September 30, 2012, respectively, due to an increase in headcount and equity awards. In addition, we recorded an accrual of costs with regard to employment and other related claims as well as associated costs of $0.2 million and $1.0 million during the three months and nine months ended September 30, 2012, respectively. Outside legal fees increased by $0.3 million for the nine months ended September 30, 2011, related primarily to litigation matters described in note 13 of the notes to our unaudited condensed consolidated financial statements.

Provision (benefit) for Income Taxes

	Three Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$471	$(725)	$1,196	165%

	Nine Months Ended September 30,		Change
	2012	2011	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(453)	$424	$(877)	(207)%

The income tax expense for the three and nine months ended September 30, 2012 reflects an effective tax rate of (81%) and 10%, respectively. The effective tax rates for the three and nine months ended September 30, 2012 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits, unrecognized tax benefits and stock-based compensation adjustments. The income tax expense for the three and nine months ended September 30, 2011 reflects an effective tax rate of 22% and 16%, respectively. The effective tax rates for the three and nine months ended September 30, 2011 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits, unrecognized tax benefits and stock-based compensation adjustments.

Liquidity and Capital Resources

As of September 30, 2012, we had cash, cash equivalents and investments in marketable securities of $122.7 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$5,904	$5,020
Net cash used in investing activities	(8,456)	(93,682)
Net cash provided by financing activities	4,507	6,879
Effect of currency exchange rate on cash	—	(1)

Net increase (decrease) in cash and cash equivalents	$1,955	$(81,784)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2012 primarily reflected an increase in accounts payable and accrued expenses of $1.3 million, an increase in deferred revenue of $0.5 million, decrease in inventory of $1.1 million, change in income tax payable/receivable of $0.8 million, depreciation and amortization of $3.1 million, stock-based compensation of $9.3 million, amortization of premium in marketable securities of $0.9 million offset by net loss of $4.1 million and increases in accounts receivable of $3.6 million, deferred income taxes of $1.3 million and excess tax benefit related to stock-based compensation of $2.1 million. Our accounts payable and accrued expenses increased as a result of increased production volume, provision for warranty costs, employment and other related claims. Our deferred revenue increased as distributors increased their inventory level for shipment to customers in fourth quarter. Our inventory decreased due to shipments to customers in the last month of the quarter. Our receivables increased due to shipments made in the last month of the quarter.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2012, consisted of cash used to purchase property and equipment of $6.7 million and purchases of marketable securities of $33.7 million, offset by sales and maturities of marketable securities of $31.7 million.

During the nine months ended September 30, 2011, net cash used in investing activities consisted of cash used to purchase investments in marketable securities of $97.5 million and property and equipment of $4.5 million mainly for laboratory equipment and leasehold improvements for our offices in California, offset by sales and maturities of marketable securities of $8.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2012 consisted primarily of proceeds from exercise of stock options and employee stock purchase plan of $2.6 million and excess tax benefit related to stock-based compensation of $2.1 million.

Net cash provided by financing activities during the nine months ended September 30, 2011 consisted primarily of $2.7 million excess tax benefit related to stock-based compensation, net proceeds from secondary offering of $1.0 million and proceeds from the exercise of stock options and warrants of $4.2 million. In addition, we also paid $1.1 million of expenses related to our initial public offering.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of September 30, 2012 consisted of $122.7 million of cash, cash equivalents and investments in marketable securities, of which $5.4 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

Contractual Obligations, Commitments and Contingencies

See note 13 of the notes to our unaudited condensed consolidated financial statements for information regarding contractual obligations, commitments and contingencies.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $122.7 million and $119.0 million at September 30, 2012 and December 31, 2011, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of September 30, 2012 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, certificates of deposit, and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

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

Item 6. Exhibits

(a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit Number	Description

10.1**	Software License and Maintenance Agreement between the Company and Cadence Design Systems, Inc., effective as of June 29, 2007 and Supplemental Agreements

10.2	Lease Agreement between the Registrant and Bayland Corporation dated as of September 20, 2012.

10.3	Amended Lease Agreement between the Registrant and LBA Realty Fund III—Company VII, LLC dated as of September 30, 2012.

10.4†	Change of Control and Severance Agreement dated September 4, 2012, by and between Charlie Roach and the Registrant.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates management contract or compensatory plan.
**	Confidential treatment requested.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHI CORPORATION,
(Registrant)

/s/ Ford Tamer
Ford Tamer
Chief Executive Officer
(Principal Executive Officer)

November 7, 2012

EXHIBIT INDEX

Number	Description

10.1**	Software License and Maintenance Agreement between the Company and Cadence Design Systems, Inc., effective as of June 29, 2007 and Supplemental Agreements

10.2	Lease Agreement between the Registrant and Bayland Corporation dated as of September 20, 2012.

10.3	Amended Lease Agreement between the Registrant and LBA Realty Fund III—Company VII, LLC dated as of September 30, 2012.

10.4†	Change of Control and Severance Agreement dated September 4, 2012, by and between Charlie Roach and the Registrant.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates management contract or compensatory plan.
**	Confidential treatment requested.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act