Form 10-K
period 2012-12-31
INPHI Corp
filed 2013-03-07
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34942

Inphi Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2953 Bunker Hill Lane, Suite 300,

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $199 million, based on the closing price of the common stock as reported on the New York Stock Exchange for that date.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 28, 2013 was 29,040,159.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012.

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.	BUSINESS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements are statements that relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products, expansion of our product offerings and enhancements of existing products, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involved known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iMB™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. We often refer to our business as covering various data transport segments from “fiber to memory”. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market.

We leverage our proprietary high-speed analog and mixed signal processing expertise and our deep understanding of system architectures to address data bottlenecks in current and emerging communications, enterprise network, computing and storage architectures. We develop these solutions as a result of our competitive strengths, including our system-level simulation capabilities, analog design expertise, strong relationships with industry leaders, extensive broad process technology experience and high-speed package modeling and design expertise. We use our core technology and strength in high-speed analog design to enable our customers to deploy next generation communications and computing systems that operate with high performance at high speed. We believe we are at the forefront of developing semiconductor solutions that deliver 100G speeds throughout the network infrastructure, including core, metro and the datacenter. Furthermore, our analog signal processing expertise enables us to improve throughput in computing systems. For example, some of our computing products enable up to four times the memory capacity on server platforms while using the current generation of memory devices.

We have ongoing, informal collaborative discussions with industry and technology leaders such as Advanced Micro Devices, Inc. (AMD), Alcatel-Lucent, ARM Ltd., Cisco Systems, Inc., Juniper Networks Inc., Intel Corporation, Micron Technology, Inc., Samsung and SK Hynix Inc. to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications and computing systems. Although we generally do not have any formal collaboration agreements with these entities, we often engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, original equipment manufacturers or OEMs, systems manufacturers and standards bodies. Our products are designed into systems sold by OEMs, including Alcatel-Lucent, Cisco, Dell Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, Juniper and Oracle Corporation. We believe we are one of a limited number of suppliers to these OEMs, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to other intermediary systems or module manufacturers that, in turn, sell to these OEMs.

Our Business

Our semiconductor solutions leverage our deep understanding of high-speed analog and mixed signal processing and our system architecture knowledge to address data bottlenecks in current and emerging network and datacenter architectures. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles of five or more years. We believe our leadership position in developing high-speed analog semiconductors is a result of the following core strengths:

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

•

Analog Design Expertise. We believe that we are a leader in developing broadband analog semiconductors operating at high frequencies of up to 100 GHz. High-speed analog circuit design is extremely challenging because, as frequencies increase, semiconductors are increasingly sensitive to temperature, power supply noise, process variation and interaction with neighboring circuit elements. Development of components that work robustly at high frequencies requires an understanding of analog circuit design, including electromagnetic theory and practical experience in implementation and testing. Our analog design expertise has enabled us to design and commercially ship several first in the world technologies including the first 100G linear transimpedance amplifier, or TIA, that is now being widely deployed in volume globally in Long Haul networking infrastructures. We also launched the industry’s first complementary metal oxide semiconductor or CMOS based 100G physical layers or PHYs and clock and data recovery or CDRs for Ethernet and optical transport network applications. These high speed serial PHYs are designed in a generic CMOS process to target much lower power compared to silicon germanium or SiGe based products, while reducing the design footprint and improving manufacturability.

•

Strong Relationships with Industry Leaders. We develop many of our high-speed analog semiconductor solutions for applications and systems that are driven by industry leaders in the communications, datacenter and computing markets. Through our established relationships with industry leaders, we have repeatedly demonstrated the ability to address their technological challenges. As a result, we are designed into several of their current systems and believe we are well-positioned to develop high-speed analog semiconductor solutions for their emerging architectures. For instance, our high-speed memory interface designs have been validated for Intel’s Xeon® Core i7® and next generation platforms. We have ongoing, informal collaborative discussions with communication and networking companies such as Alcatel-Lucent, Cisco, Ciena Corporation, and Juniper, among others to address their next generation 100G efforts. Specifically, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. As a result of our development efforts with industry leaders, we help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs and systems manufacturers, as well as standards bodies such as the Joint Electronic Device Engineering Councils, or JEDEC, and the Institute of Electrical and Electronic Engineers, or IEEE, and the Optical Internetworking Forum, or OIF, to establish industry standards.

•

Broad Process Technology. We employ process technology experts, device technologists and circuit designers who have extensive experience in many process technologies including CMOS, SiGe and III-V technologies such as gallium arsenide, or GaAs, or indium phosphide, or InP. We have developed specific internal models and design kits for each process to support a uniform design methodology across all of our semiconductor solutions. For example, our products using 40 nanometer CMOS technology require development of accurate models for sub-circuits such as integrated phase lock loop, or PLLs, varactors and inductors. As another example, for III-V materials-based processes, in-house model development is a necessity and we believe also provides a substantial competitive advantage because these processes have complex material and device interactions. Combined with our fabless manufacturing strategy, our design expertise, proprietary model libraries and uniform design methodology allow us to use the best possible materials and substrates to design and develop our semiconductor solutions. We believe that our ability to design high-speed analog semiconductors in a wide range of materials and process technologies allows us to provide superior performance, power, cost and reliability for a specific set of market requirements.

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

We believe that our system-level simulation capabilities, our analog design and broad process technology design capabilities as well as our strengths in packaging enable us to differentiate ourselves by delivering advanced high-speed analog signal processing solutions. For example, we believe we are the first vendor who has successfully commercialized 100G Ethernet PHYs and CDRs in standard CMOS process. Within the server market, we have applied our analog signal processing expertise to develop our isolation memory buffer, or iMBTM technology, which is designed to expand the memory capacity in existing server and computing platforms. Adoption of the iMBTM allows up to four times the memory capacity to be installed in a server platform, while using the current generation of memory devices.

We believe the key benefits that our solutions provide to our customers are as follows:

•

High Performance. Our high-speed analog semiconductor solutions are designed to meet the specific technical requirements of our customers in their respective end-markets. In many cases, our close design relationships and deep engineering expertise put us in a position where we are one of a limited group of semiconductor vendors that can provide the necessary solution. For instance, in the broadband communications market, we believe our products achieve the highest signal integrity and attain superior signal transmission distance at required error-free or low error rates. In the computing and datacenter market, we believe our products achieve industry leading data transfer rates at the smallest die size.

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

Products

Our products address bandwidth bottlenecks throughout the network communications and computing infrastructure markets – from “fiber to memory”, as depicted in the illustration below. For instance, our products find application in devices such as dense wavelength division multiplexers that enable core and aggregation networks as well as less complex optical interface links within data center communication infrastructures. In addition, our high-speed memory interface products can be found in servers where they allow CPUs to better utilize available memory resources.

As of December 31, 2012, we had more than 170 products, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, retiming and buffering data and clock signals at speeds up to 100 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. We introduced 15 and 8 new products in 2012 and 2011, respectively. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as five years or more.

In 2009, we successfully introduced and began to ship a new product in production which we identify as product number INSSTE32882-GS04, or the GS04 product, and which consists of an integrated PLL and register buffer. Sales of the GS04 product comprised 18% of our total revenue in 2010. In 2010, we began to ship in production volume a “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 45% and 13% of our total revenue in 2012 and 2011, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 14% of our total revenue in 2012. There were no other products that generated more than 10% of our total revenue in 2012, 2011 or 2010.

Each of our products are currently in commercial production except for our CDR and serializer/deserializer or SerDes products which are currently in development. We expect that the CDR and SerDes products to commence commercial production in 2013.

Customers

We sell our products directly to OEMs and indirectly to OEMs through module manufacturers, original design manufacturers or ODMs and sub-systems providers. We work closely with technology leaders, including microprocessor, memory vendors, communications equipment and optical module companies, to design architectures and products that help solve bandwidth bottlenecks in and between systems. These technology leaders often design our products into reference designs, which they provide to their customers and suppliers. For example, in the server market we work closely with major CPU manufacturers to address the bottleneck between the CPU and the increasing amount of memory attached to it. These CPU manufacturers then provide their server CPU customers and memory module partners with a validation report, including validation of our memory interface products. These server OEMs and memory module companies then design our memory interface products into their production systems. Ultimately, our sales into these servers are to memory module companies, including Micron, Samsung, SK Hynix and others. In the networking market, we work closely with OEMs to deliver high performance communication links. These OEMs design our product into their systems and then require their ODM and electronics manufacturing services suppliers to purchase and use that specific product from us. We also work directly with optical module manufacturers to design our products into their modules, which they sell to OEMs.

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog semiconductor solutions for their future products. During the year ended December 31, 2012, we sold our products to more than 160 customers.

Sales to customers in Asia accounted for 65%, 69% and 80% of our total revenue in 2012, 2011 and 2010, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2012, Samsung and SK Hynix accounted for 19% and 15% of our total revenue, respectively, and our 10 largest customers collectively accounted for 75% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 14% of our total revenue in the year ended December 31, 2012. In the year ended December 31, 2011, Samsung and SK Hynix accounted for 27% and 14% of our total revenue, respectively, and our 10 largest customers collectively accounted for 73% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 11% of our total revenue in the year ended December 31, 2011. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2012 or 2011.

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

In addition to our direct customers, we work closely with technology leaders such as Intel, ARM and AMD for the computing and storage markets and Alcatel-Lucent, Cisco and Juniper for the networking and communications market to anticipate and solve next generation challenges facing our customers. As part of the sales and product development process, we often design our products in close collaboration with these industry leaders and help define their architecture. We also participate actively in setting industry standards with organizations such as IEEE, JEDEC and OIF to have a voice in the definition of future market trends.

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors. For the year ended December 31, 2012, 85% of our revenue was generated by our direct sales team and third-party sales representatives. We operate direct sales offices in Japan, Korea, Singapore, Taiwan and the United States and employ sales personnel that cover our direct customers and manage our channel partners. We utilize two sales representatives and three distributors in Asia, a distributor in Europe, a distributor in Israel, ten sales representatives and two distributors in North America and a distributor in Japan. Our channel network includes more than 100 sales professionals to support our products and customers, including seven in Japan, 21 in Asia (other than Japan), 62 in North America and 26 in Europe, the Middle East and Africa, or EMEA. All of these sales professionals are sales agents and are employed by our distributors and sales representatives except for 17 sales agents who are our direct employees, including two in Japan, four in Asia, eight in North America and three in EMEA. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales team using web-based tools.

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

•

Wafer Fabrication. We currently utilize a wide range of semiconductor processes to develop and manufacture our products. Each of our foundries tends to specialize in a particular semiconductor wafer process technology. We choose the semiconductor process and foundry that we believe provides the best combination of performance attributes for any particular product. For most of our products, we utilize a single foundry for semiconductor wafer production. Our principal foundries are Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, in Taiwan, Sumitomo Electric Device Innovations Inc., or SEDI, in Japan, WIN Semiconductors Corp. in Taiwan, and TowerJazz Semiconductor Ltd. in North America.

•

Package and Assembly. Upon the completion of processing at the foundry, the finished wafers are shipped to our third-party assemblers for packaging and assembly. Currently, our principal packaging and assembly contractors are Orient Semiconductor Electronics Ltd., or OSE in Taiwan, STATS ChipPAC Ltd. in Korea, Kyocera Corporation in North America and Japan, and AIC Semiconductor, or AIC in Malaysia.

•

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, OSE in Taiwan, Advanced Semiconductor Engineering or ASE in California, STATS ChipPAC in Korea, Evans Analytical Group or EAG, in North America and Presto Engineering in North America are our test partners. We also perform testing in our Westlake Village, California, facility.

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

We have assembled a core team of experienced engineers and systems designers in two design centers located in the United States and United Kingdom. Our technical team typically has, on average, more than 20 years of industry experience with more than 64% having advanced degrees and more than 19% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement and military systems. In 2012, 2011 and 2010, our research and development expenses were $40.1 million, $28.6 million and $23.8 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Broadcom Corporation, Hittite Microwave Corporation, Integrated Device Technology, Inc., or IDT, M/A-COM Technology Solutions Inc., Semtech Corp., Triquint Semiconductor and Texas Instruments Incorporated, as well as other smaller analog signal processing companies. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2012, we had 38 issued and allowed patents in the United States and other patent applications pending in the United States. The 38 issued and allowed patents in the United States expire in the years beginning in 2021 through 2027. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

Employees

At December 31, 2012, we employed 192 full-time equivalent employees, including 113 in research, product development and engineering, 28 in sales and marketing, 19 in general and administrative management and 32 in manufacturing logistics. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Other

We were incorporated in Delaware in November 2000 as TCom Communications, Inc. and changed our name to Inphi Corporation in February 2001. Our principal executive offices are located at 2953 Bunker Hill Lane, Suite 300, Santa Clara, California 95054. Our telephone number at that location is (408) 217-7300. Our website address is www.inphi.com. Information on our website is not part of this report and should not be relied upon in determining whether to make an investment decision. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

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

As of December 31, 2012, we had an accumulated deficit of $53.4 million. We have incurred net losses in each year through 2008. We also generated net loss of $20.7 million for the year ended December 31, 2012. We generated net income of $1.9 million and $26.1 million for the years ended December 31, 2011 and 2010, respectively. We may continue to incur net losses in the future.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

For the year ended December 31, 2012, Samsung and SK Hynix accounted for 19% and 15% of our total revenue, respectively, and our 10 largest customers collectively accounted for 75% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 14% of our total revenue in the year ended December 31, 2012. For the year ended December 31, 2011, Samsung and SK Hynix accounted for 27% and 14% of our total revenue, respectively, and our 10 largest customers collectively accounted for 73% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 11% of our total revenue in the year ended December 31, 2011. Some of our customers, including Samsung, SK Hynix and Micron, use our products primarily in high-speed memory devices. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns.

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

Substantially all of our sales to date, including sales to Samsung, SK Hynix and Micron, have been made on a purchase order basis. We do not have any long-term commitments with any of our customers. As a result, our customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty. This in turn could cause our revenue to decline and materially and adversely affect our results of operations.

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

Our products are sold as components or as modules for use in larger electronic equipment sold by our customers. A product usually goes through an intense qualification and testing period performed by our customers before being used in production. We primarily outsource our product testing to third parties and also perform some testing in our Westlake Village, California, facility. We inspect and test parts, or have them inspected and tested in order to screen out parts that may be weak or potentially suffer a defect incurred through the manufacturing process. From time to time, we are subject to warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards. For example, in September 2010, we were informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by us during the summer and fall of 2009. We assessed, provided and accumulated additional warranty reserves based on estimated, probable costs to replace these units. Based on our standard warranty provisions, we provided replacement parts to the customer for the known and suspected failures that had occurred. In June 2012, we entered into a settlement agreement with the customer in which we paid $1,750,000 in July 2012.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more, as well as other products in more volatile high growth or rapidly changing areas, which may have shorter life cycles of only two to three years. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. In 2009, we successfully introduced and began to ship a new product in production which we identify as product number INSSTE32882-GS04, or the GS04 product, and which consists of an integrated PLL and register buffer. Sales of the GS04 product comprised 18% of our total revenue in 2010. In 2010, we also began to ship in production volume a “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 45% and 13% of our total revenue in 2012 and 2011, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier that we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 14% of our total revenue in 2012. There were no other products that generated more than 10% of our total revenue in 2012, 2011 or 2010.

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

We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We also perform testing in our Westlake Village, California, facility. We generally use a single foundry for the production of each of our various semiconductors. Currently, our principal foundries are SEDI, TSMC, TowerJazz Semiconductor Ltd., and WIN Semiconductors. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Kyocera, OSE, ASE, Presto, EAG, AIC and STATS ChipPAC.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Broadcom Corporation, Hittite Microwave Corporation, Integrated Device Technology, Inc., M/A-COM Technology Solutions Inc., Semtech Corp., Triquint Semiconductor and Texas Instruments Incorporated, as well as other analog signal processing companies. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using semiconductor foundries according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimates. It is difficult for us to forecast the demand for our products, in part because of the complex supply chain between us and the end-user markets that incorporate our products. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product development and design. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because some of our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our customer relationships. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, some of our customers may cancel purchase orders or delay the shipment of their products that incorporate our products as a result of component shortages they may experience due to the earthquakes and tsunami in Japan, or likewise with respect to the flooding in Thailand, which may result in excess or obsolete inventory and impact our sales and operating results. In addition, the rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. In contrast, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

We rely on third-party sales representatives and distributors to assist in selling our products. If we fail to retain or find additional sales representatives and distributors, or if any of these parties fail to perform as expected, it could reduce our future sales.

In 2012, we derived 85% of our total revenue from sales by our direct sales team and third-party sales representatives. In addition, in 2012 and 2011, approximately 15% and 17% of our sales were made through third-party distributors, respectively. Two of our distributors, which sell solely to Micron, accounted for 11% and 11% of our total revenue in 2012 and 2011, respectively. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

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

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of certain key personnel, including Dr. Loi Nguyen, one of our founders and our Vice President of Networking, Communications and Multi-Market Products. In February 2011, our Chief Technology Officer resigned and we promoted our Vice President of Engineering for New Business Initiatives to serve as our new Chief Technology Officer. In February 2012, our President and Chief Executive Officer, Young K. Sohn resigned and was succeeded by Ford Tamer. These changes or future changes could negatively affect our operations and our relationships with our customers, employees and market leaders. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

Changes in our effective tax rate may harm our results of operations. A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the measurement of our deferred tax assets and liabilities and in deferred tax valuation allowances;

•	changes in the value of assets or services transferred or provided from one jurisdiction to another;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and

•	a decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

We are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, as a result of being a public company and our management has limited experience managing a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We will need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting in our annual report on Form 10-K starting fiscal year ended

December 31, 2011. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to do so, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The New York Stock Exchange, or NYSE, the Securities and Exchange Commission, or the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.

Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with members of their immediate families and affiliated funds, beneficially owned, in the aggregate, more than 18% of our outstanding capital stock as of December 31, 2012. In addition, entities affiliated with Tallwood I, L.P. beneficially owned 4.0% of our outstanding capital stock as of December 31, 2012. Diosdado Banatao, who is affiliated with Tallwood I, L.P. is currently one of the seven members of our board of directors. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $40.1 million in 2012, $28.6 million in 2011 and $23.8 million in 2010. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted new disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. Those new rules, which will require reporting in 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.

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

Sales of our common stock in the public market or the perception that sales could occur, could cause the market price of our common stock to decline. As of December 31, 2012, we had 28,730,046 shares of common stock outstanding, of which 4,705,884 shares are only eligible for sale upon vesting and subject to the requirements of Rule 144 and trading black-out periods. As resale and other restrictions on these shares end, the market price of our common stock could decline if the holders of these shares sell them or are perceived by the market as intending to sell them.

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

We lease 14,578 square feet of office space in Santa Clara, California, under a lease agreement that expires in July 31, 2015. In 2012, due to expected increase in personnel, we signed a new lease agreement for 28,957 square feet of office space in Santa Clara, California to replace this 14,578 office space. This new space currently serves as our principal executive office and the lease will expire on April 10, 2018. We also lease 29,090 square feet of office space in Westlake Village, California under a lease that expires on December 31, 2016, which we amended in 2012 to expand the leased space by 11,432 square feet for sixty months starting January 1, 2013 through December 31, 2017. Our Singapore subsidiary currently leases 2,368 square feet of office space in Singapore under a lease that expires on March 14, 2014. Our United Kingdom subsidiary currently leases office space in Northamptonshire, England under a lease that expires on September 30, 2013. We believe that current facilities, are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 16 of Notes to Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data”.

ITEM 3.	LEGAL PROCEEDINGS –

We are currently a party to the following legal proceedings:

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California, or the Court, asserting that we infringe U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that we infringe U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that our iMB™ and certain other memory module components infringe the patents-in-suit. We answered the amended complaint on February 11, 2010 and asserted that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. In 2010, we filed inter partes requests for reexamination with the United States Patent and Trademark Office (the “USPTO”), asserting that the patents-in-suit are invalid.

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that we raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ‘274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. We provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, we filed a Notice of Appeal. We filed its Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties are awaiting a further communication from the USPTO as the next substantive step of the proceeding. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that we raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. We provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. We then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. We submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. We filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. We filed its Appeal Brief on May 8, 2012, and Netlist filed its Responsive Brief on July 2, 2012. The parties are awaiting a further communication from the USPTO as the next substantive step of the proceeding. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that we raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon our request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by us in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including us, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including us, timely submitted rebuttal comments on or about February 13, 2012. The PTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from us and the other Requestors were filed on February 13, 2013. The merged Reexamination Proceeding will be conducted in accordance with established procedures for merged Reexamination Proceedings, with a further communication from the USPTO expected as the next substantive step.

The reexamination proceedings could result in a determination that the patents-in-suit, in whole or in part, are valid or invalid, as well as modifications of the scope of the patents-in-suit.

Based on these papers the Court in February 2013 ordered a continued stay of the proceedings until the conclusion of the reexamination and interference proceedings, and in the meantime requested that the parties file papers by January 30, 2014 stating their position on whether the stay should be extended. At this time, the Court could decide to maintain or lift the stay.

On March 29, 2012, we received notice of a lawsuit, entitled Claim for Confirmation of Invalidation of Dismissal etc., filed in an international jurisdiction by a former employee. We were subsequently served with the complaint in April 2012. Legal and other expenses and accrual of costs related to this and other matters are reflected in our financial statements as of December 31, 2012. The lawsuit was withdrawn in June 2012 and the claim was settled in July 2012.

While we intend to defend the foregoing lawsuits vigorously, litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect our business.

Based on the nature of the litigation, we are currently unable to predict the final outcome of this lawsuit and therefore, cannot determine the likelihood of loss nor estimate a range of possible loss. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “IPHI”. The following table sets forth the range of high and low sales prices for our common stock in each quarter:

2012	Low	High
Fourth Quarter	$7.45	$10.92
Third Quarter	8.59	12.25
Second Quarter	7.99	14.79
First Quarter	11.50	16.94

2011	Low	High
Fourth Quarter	$7.71	$12.72
Third Quarter	7.12	18.05
Second Quarter	16.06	22.61
First Quarter	16.91	26.67

As of February 28, 2013, we had approximately 57 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on November 11, 2010 (the day of our initial public offering) in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on November 11, 2010 and ending on December 31, 2012. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with Part II, “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2012 and 2011, and the selected statements of operations data for each of the years ended December 31, 2012, 2011 and 2010, have been derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2010, 2009 and 2008 and the selected statements of operations data for the years ended December 31, 2009 and 2008 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue(1)	$91,206	$79,297	$83,193	$58,852	$42,954
Cost of revenue(2)	32,684	28,687	29,438	21,269	19,249

Gross profit	58,522	50,610	53,755	37,583	23,705

Operating expense:
Research and development(2)	40,102	28,565	23,781	17,847	17,501
Sales and marketing(2)	14,052	12,700	8,823	7,704	6,339
General and administrative(2)	12,300	9,141	9,212	3,947	3,169

Total operating expense	66,454	50,406	41,816	29,498	27,009

Income (loss) from operations	(7,932)	204	11,939	8,085	(3,304)
Interest and other income (expense)	914	509	(50)	73	(124)

Income (loss) before income taxes	(7,018)	713	11,889	8,158	(3,428)
Provision (benefit) for income taxes(3)	13,673	(1,218)	(14,242)	829	—

Net income (loss)	$(20,691)	$1,931	$26,131	$7,329	$(3,428)

Net income (loss) allocable to common and participating common securities	$(20,691)	$1,931	$5,326	$136	$(3,428)

Earnings per share:
Basic	$(0.73)	$0.07	$1.03	$0.08	$(2.66)

Diluted	$(0.73)	$0.07	$0.61	$0.05	$(2.66)

Weighted-average shares used in computing earnings per share:
Basic	28,378,680	26,799,237	5,086,169	1,668,876	1,289,431
Diluted	28,378,680	29,367,423	8,546,537	2,785,277	1,289,431

(1)	Samsung, together with associated entities, held over 13% of our outstanding shares of common stock before our initial public offering. After our initial public offering in November 2010, Samsung, together with associated entities, holds less than 10% of our outstanding shares of common stock. As a result of decline in ownership below 10% of our common stock, we no longer consider Samsung a related party. Revenues from Samsung were $27,940, $21,235 and $10,227 for the years ended December 31, 2010, 2009 and 2008, respectively.

Footnotes continued on the following page.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,161	$29,696	$110,172	$19,061	$9,052
Investments in marketable securities	91,107	89,283	—	—	—
Working capital	131,310	129,395	116,887	20,055	10,721
Total assets	170,074	172,628	158,957	34,472	20,373
Total liabilities	17,109	14,224	16,271	11,588	6,558
Convertible preferred stock	—	—	—	77,616	77,616
Total stockholders’ equity (deficit)	$152,965	$158,404	$142,686	$(54,732)	$(63,801)

Footnotes continued from the prior page.

(2)	Stock-based compensation expense is included in our results of operations as follows:

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Operating expenses:
Cost of revenue	$726	$315	$107	$31	$119
Research and development	5,833	3,214	1,381	475	358
Sales and marketing	2,660	2,054	526	238	101
General and administrative	3,240	1,609	691	421	417

(3)	The provision (benefit) for income taxes for the year ended December 31, 2012 included the establishment of valuation allowance against deferred tax assets. The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 included the releases and reversals of valuation allowances against deferred tax assets provided in prior periods. Please see note 9 to the notes to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements are statements that relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products, expansion of our product offerings and enhancements of existing products, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involved known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. We often refer to our business as covering various data transport segments from “fiber to memory”. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market. We have a broad product portfolio with over 170 products as of December 31, 2012. We have ongoing, informal collaborative discussions with industry and technology leaders such as AMD, Cisco, Alcatel-Lucent, Juniper and Intel to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications and computing systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

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

•

In 2010, we began to ship in production volume a “low voltage” version of our integrated PLL and register buffer. We also shipped engineering samples of the second generation iMB™ product. We also introduced and began to ship in commercial volume the industry’s first transimpedance ampliform for 100G reconfigurable colorless networks, which we identify as product number 2850TA-SO1D.

•

In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer and the second generation of iMB™. We also shipped engineering samples of our iPHY 100 Gbe CMOS CDR and SerDes Gearbox products.

•

In 2012, we started shipping samples of the IN3250TA, our second-generation transimpedance amplifier, or TIA, for 100G reconfigurable colorless networks. We also introduced the industry’s first quad linear driver designed for linear transmitters to enable next-generation 100G/400G coherent systems to address the need for higher speed, higher performance networking infrastructure. We also began shipping in production volume our lowest power integrated phase lock loop and register buffer, which is shipping in the form of product number INSSTE32882XV. We also announce the availability of the world’s first production ready 100G CMOS PHY/SerDes Gearbox products for next-generation data center, enterprise and service provider line cards.

Our products are designed into systems sold by OEMs, including Alcatel-Lucent, Ciena, Cisco, Dell, EMC, HP, IBM, Juniper and Oracle. We believe we are one of a limited number of suppliers to these OEMs, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, original design manufacturers, or ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2012, we sold our products to more than 160 customers. A significant portion of our revenue has been generated by a limited number of customers. Sales directly to Samsung accounted for 19% and 27% of our total revenue and sales directly and through distributors to Micron accounted for 14% and 11% of our total revenue for the years ended December 31, 2012 and 2011, respectively. In addition, sales directly to SK Hynix accounted for 15% and 14% of our total revenue for the year ended December 31, 2012 and 2011, respectively. Substantially all of our sales to date, including our sales to Samsung, Micron and SK Hynix, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 100 million high-speed analog semiconductors. Our total revenue increased to $91.2 million for the year ended December 31, 2012 from $79.3 million for the year ended December 31, 2011. As of December 31, 2012, our accumulated deficit was $53.4 million.

Sales to customers in Asia accounted for 65%, 69% and 80% of our total revenue in 2012, 2011 and 2010, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end users outside Asia.

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

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2012 compared to the year ended December 31, 2011, we delivered the following financial performance:

•	Total revenues increased by $11.9 million, or 15%, to $91.2 million.

•	Gross profit as a percentage of revenue was consistent at 64%.

•	Total operating expenses increased by $16.0 million, or 32%, to $66.5 million.

•	Income from operations decreased by $8.1 million, to loss of $7.9 million.

•	Provision for income tax increased by $14.9 million, to $13.7 million

•	Diluted earnings per share decreased by $0.80, to ($0.73).

The increase in our revenue for the year ended December 31, 2012 was a result of an increase in consumption of our high speed memory interface products, our dual, differential linear TIA and iMB™.

Our income from operations decreased due to increased operating expenses. Total operating expenses increased due primarily to an increase in headcount and stock-based compensation. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. In addition, in 2012, we hired 67 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business and the cost associated with being a public company. Our provision for income taxes increased by $14.9 million due to the establishment of a valuation allowance against deferred tax assets based on the assessment made at year-end that considered factors such as passage of new California tax law and our recent cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences. Our diluted earnings per share decreased primarily due to increase in operating expenses and establishment of valuation allowance against deferred tax assets during the year ended December 31, 2012.

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

Approximately 15% of our sales were made through third-party distributors in 2012. Sales to distributors are included in deferred revenue and we include the related costs in inventory until sales and delivery to the end customers occurs. Two distributor arrangements, which together accounted for 11% of our total revenue in 2012, allow for limited price protection and rights of stock rotation on product unsold by the distributors. The price protection rights allow distributors the right to a credit in the event of declines in the price of our product that they hold prior to the sale to a specific end customer. In the event that we reduce the selling price of products held by distributors, deferred revenue related to distributors with price protection rights is reduced upon notification to the customer of the price change. Stock rotation in the two distributor arrangements is limited to returns for exchange only for a small percentage of product (5%-10%) purchased over a limited period of time (during the immediately prior three to nine months). Other than these two arrangements, no other customer arrangements include any rights of return or acceptance provisions. Revenue recognition on product sales through distributors is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data prior to the release of our consolidated financial statements regarding the product, price, quantity and end customer when products are resold, as well as the quantities of our products they still have in stock.

We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. Our policy is to record an allowance for doubtful accounts based on specific collection issues we have identified, aging of underlying receivables and historical experience of uncollectible balances. As of December 31, 2012 and 2011, our allowance for doubtful accounts were $152,000 and $68,000, respectively.

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

Inventory Valuation

We value our inventory, which includes materials, labor and overhead, at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We periodically write-down our inventory to the lower of cost or market based on our estimates that consider historical usage and future demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. The calculation of our inventory valuation requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence that may turn out to be inaccurate. Inventory valuation reserves were $1,720,000, $1,509,000 and $1,372,000, as of December 31, 2012, 2011 and 2010, respectively. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor both a specific and general accrual for the related warranty expense based on specific circumstances and general historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2012, 2011 and 2010, were $40,000, $1,000,000 and $602,000, respectively.

In September 2010, we were informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by us during the summer and fall of 2009. We also assessed, provided and accumulated additional warranty reserves based on estimated, probable costs to replace units.

In March 2010, we developed additional tests to screen out the wafer die that might be susceptible to a suspected type of failure ultimately related to the lack of a manufacturing process design rule and resumed shipments to the customer. Based on our standard warranty provisions, we provided replacement parts to the customer for the known and suspected failures that had occurred.

In 2012, based on additional review investigation and settlement discussions with the customer, we booked an additional warranty cost of $750,000. This amount was recorded as a reduction to revenue. In June 2012, we entered into a settlement agreement with the customer in which we paid $1,750,000 in July 2012.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when and where the differences are expected to reverse. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical levels of income, projections of future income, expectations and risk associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. To the extent that we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we would increase the valuation allowance against deferred tax assets. The determination of recording or releasing a tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate sufficient future taxable income against which the benefits of our deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenue, gross profits, operating income and taxable income in future periods. Among other factors, management must make assumptions regarding current and projected overall business and semiconductor industry conditions, operating efficiencies, our ability to timely develop, introduce and consistently manufacture new products to meet our customers’ needs and specifications, our ability to adapt to technological changes and the competitive environment, which may impact our ability to generate taxable income and, in turn, realize the value of our deferred tax assets. Although, we believe that the judgment we used is reasonable, actual results can differ due to a change in market conditions, changes in tax laws and other factors.

We established a full valuation allowance against deferred tax assets for the year ended December 31, 2012. The decision to establish the valuation allowance was due to negative evidence that includes the passage of new California tax law requiring use of single sales factor which will reduce the amount of California taxable income starting 2013 and our recent cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences.

From inception through December 31, 2009, we concluded that it was not more likely than not that our net deferred tax assets would be realized. In March 2010, we received our first substantial quantity of production orders for a low voltage product, product number INSSTE32882LV-GS02, or the GS02 product, which was a new low voltage version of our integrated PLL and register buffer. This GS02 product has been launched and in full commercial production and is shipping in commercial volume. The arrival of these production orders from one of our largest customers reduced concerns and increased our confidence in the strength of our business outlook for the balance of 2010. In addition, certain other new product introductions began to gain traction with customers, providing additional confidence in our longer term outlook. We also achieved further clarity around certain contingencies related to ongoing litigation and certain other product acceptance concerns that existed at December 31, 2009. Furthermore, during the first quarter of 2010, we unexpectedly received additional orders for an older product that allowed us to exceed the overall plan for the quarter and continue our recent trend of profitability into the first quarter of 2010. At its April 30, 2010 meeting, based on a review of the positive developments that materialized in the first quarter of 2010, our board of directors decided to authorize management to retain investment bankers and proceed with plans to pursue a potential initial public offering. Based on these positive developments and an additional quarter of profitable operation, we reassessed the need for a valuation allowance at March 31, 2010 and concluded that a change in circumstances had occurred. Management determined that, based on our prospects and business outlook, it was then reasonable to conclude that it is more likely than not that our deferred tax assets will be realized. Accordingly, we released the full valuation allowance recorded against our deferred tax assets based on the weight of positive evidence that existed at March 31, 2010.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. In 2009, we successfully introduced and began to ship a new product in production which integrated a new PLL, along with a new register buffer. Sales of this newly introduced part comprised 18% of our total revenue in 2010, respectively. In 2010, this product matured. As a result, sales of this product in 2010 declined in volume. In 2010, we also began to ship in production volume a new “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 45% and 13% of our total revenue in 2012 and 2011, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear TIA, which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 14% of our total revenue in 2012. In 2013, we expect that revenue from sales of GS02UV and 2850TA-SO1D will continue to be significant.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Korea	$17,424	$14,421	$14,319
United States	21,582	16,791	13,528
China	20,724	23,378	29,238
Other	31,476	24,707	26,108

	$91,206	$79,297	$83,193

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

General and administrative. General and administrative expense consists primarily of salaries, stock-based compensation, employee benefits and expenses for executive management, legal, finance and human resources. In addition, general and administrative expenses include fees for professional services and other indirect costs. We expect general and administrative expense to increase in absolute dollars due to the general growth of our business and the costs associated with becoming a public company for, among other things, SEC reporting and compliance, director fees, insurance, transfer agent fees and similar expenses.

Provision (benefit) for income taxes. For the year ended December 31, 2010, we recorded a net tax benefit of $14.2 million, which reflects an effective tax rate benefit of 120%. The effective tax rate benefit of 120% differs from the statutory rate of 35% primarily due to a release of our deferred tax valuation allowance and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of federal research and development credits. For the year ended December 31, 2011, we recorded a net tax benefit of $1.2 million, which reflects an effective tax rate benefit of 171%. The effective tax rate benefit of 171% differs from the statutory rate of 35% primarily due to prior year provision true-up for a worldwide combined filing basis taken on the California tax return and, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of federal research and development credits. For the year ended December 31, 2012, we recorded provision for income taxes of $13.7 million, which reflects an effective tax rate of 195%. The effective tax rate of 195% differs from the statutory rate of 35% primarily due to the full valuation allowance established against deferred tax assets and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of research and development credits.

In 2013, we expect the effective tax rate to be lower than 35% due to foreign operations subject to lower tax rates and the valuation allowance.

The following table sets forth a summary of our statement of operations for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Total revenue	$91,206	$79,297	$83,193
Cost of revenue	32,684	28,687	29,438

Gross profit	58,522	50,610	53,755

Operating expense:
Research and development	40,102	28,565	23,781
Sales and marketing	14,052	12,700	8,823
General and administrative	12,300	9,141	9,212

Total operating expenses	66,454	50,406	41,816

Income (loss) from operations	(7,932)	204	11,939
Interest and other income (expense)	914	509	(50)

Income (loss) before income taxes	(7,018)	713	11,889
Provision (benefit) for income taxes	13,673	(1,218)	(14,242)

Net income (loss)	$(20,691)	$1,931	$26,131

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Year Ended December 31,
	2012	2011	2010
Total revenue	100%	100%	100%
Cost of revenue	36	36	35

Gross profit	64	64	65

Operating expense:
Research and development	44	36	29
Sales and marketing	15	16	11
General and administrative	14	12	11

Total operating expenses	73	64	51

Income (loss) from operations	(9)	—	14
Interest and other income (expense)	1	—	—

Income before income taxes	(8)	—	14
Provision (benefit) for income taxes	15	(2)	(17)

Net income	(23)%	2%	31%

Comparison of the Years Ended December 31, 2012, 2011 and 2010

Revenue

	Year Ended December 31,			Change
				2012		2011
	2012	2011	2010	Amount	%	Amount	%
	(dollars in thousands)
Total revenue	$91,206	$79,297	$83,193	$11,909	15%	$(3,896)	(5)%

Total revenue for the year ended December 31, 2012 increased by $11.9 million due to year over year increase in average selling price of 39%, partially offset by a decrease in the number of units sold of 16%. The increase in average selling price and decrease in number of units sold was due to discontinuance of legacy products supported by our Taiwan subsidiary in 2011 which sells at much lower price. The revenue of our Taiwan subsidiary for the year ended December 31, 2011 was $1.3 million. For the year ended December 31, 2012, the average selling price and number of units sold, excluding our Taiwan subsidiary increased by 4% and 13%, respectively. The increase in number of units sold was mainly due to increase in demand of our high speed memory interface products, TIA and iMB™. The increase in revenue for the year ended December 31, 2012 was partially offset by the settlement of a warranty claim with a customer that was several years old for $0.8 million.

Total revenue for the year ended December 31, 2011 decreased by $3.9 million due to an 8% decrease in the number of units sold, partially offset by a year over year increase in average selling price of approximately 4%. The decrease in number of units sold was due to reduction in sales of our high speed memory interface products as customers depleted their own inventories rather than purchasing new parts and a temporary slowdown as customers transition to the new technology platform. The increase in average selling price was due to change in product mix. The revenue of our Taiwan subsidiary for the year ended December 31, 2010 was $1.4 million.

Cost of Revenue and Gross Profit

	Year Ended December 31,			Change
				2012		2011
	2012	2011	2010	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$32,684	$28,687	$29,438	$3,997	14%	$(751)	(3)%
Gross profit	58,522	50,610	53,755	7,912	16%	(3,145)	(6)%
Gross profit as a percentage of revenue	64%	64%	65%	—	—	—	(1)%

Cost of revenue and gross profit for the year ended December 31, 2012 increased by $4.0 million and $7.9 million, respectively, compared to the prior year primarily due to increase in the number of units purchased by customers from our high speed memory interface products, transimpedance amplifiers and isolation memory buffer, consistent with the overall increase in revenue. Product costs as a percentage of revenue were relatively unchanged compared to the prior year.

Cost of revenue and gross profit for the year ended December 31, 2011 decreased by $0.8 million and $3.1 million, respectively, compared to the prior year primarily due to decrease in the number of units purchased by customers consistent with the overall decrease in revenue. Product costs as a percentage of revenue were relatively unchanged compared to the prior year.

Research and Development

	Year Ended December 31,			Change
				2012		2011
	2012	2011	2010	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$40,102	$28,565	$23,781	$11,537	40%	$4,784	20%

Research and development expense for the year ended December 31, 2012 increased by $11.5 million due to the increase in research and development headcount, which resulted in a $6.6 million increase in personnel costs and stock-based compensation expense, a $1.5 million increase in consulting fees, a $2.0 million increase in packaging development, test and pre-production engineering mask costs and a $0.8 million increase in CAD software tool license expense. The increase in research and development expense was primarily driven by our strategy to continue to expand our product offerings and enhance our existing products.

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

Sales and Marketing

	Year Ended December 31,			Change
				2012		2011
	2012	2011	2010	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$14,052	$12,700	$8,823	$1,352	11%	$3,877	44%

Sales and marketing expense for the year ended December 31, 2012 increased primarily due to increase in personnel costs, including stock-based compensation expense, consulting fees and travel expenses of $1.7 million, to support increasing sales activities. The increase was partially offset by restructuring charge of $0.7 million incurred by our Taiwan subsidiary in 2011, which consisted mainly of a write-off of customer relationship intangible asset.

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

General and Administrative

	Year Ended December 31,			Change
				2012		2011
	2012	2011	2010	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$12,300	$9,141	$9,212	$3,159	35%	$(71)	(1)%

General and administrative expenses for the year ended December 31, 2012 increased primarily due to increase in personnel costs and legal fees. Personnel costs, including stock-based compensation expense increased by $2.1 million due to increase in headcount and equity awards. In addition, we recorded settlement costs with regard to employment and other related claims, as well as associated costs of $1.0 million. Outside legal fees increased by $0.4 million, primarily related to litigation matters described in note 16 of the notes to our financial statements.

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

Provision (benefit) for Income Taxes

	Year Ended December 31,			Change
				2012		2011
	2012	2011	2010	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$13,673	$(1,218)	$(14,242)	$14,891	N/A	$13,024	91%

For the year ended December 31, 2012, we recorded a provision for income taxes of $13.7 million, which reflects an effective tax rate of 195%. The effective tax rate of 195% differs from the statutory rate of 35% primarily due to full valuation allowance established against deferred tax assets and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of research and development credits. We established full valuation allowance against deferred tax assets for the year ended December 31, 2012. The decision to establish the valuation allowance was due to negative evidence which includes the passage of California tax law requiring the use of single sales factor, which will reduce the amount of California taxable income starting 2013 and our recent cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences.

The income tax benefit of $1.2 million for the year ended December 31, 2011 reflects an effective tax rate benefit of 171%. The effective tax rate benefit of 171% for the year ended December 31, 2011 differs from the statutory rate of 35% primarily due to prior year provision true-up for a worldwide combined filing basis on California tax return and, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of federal research and development credits. We recorded a benefit of $1.2 million to our 2011 income tax provision for a prior year return to provision adjustment, which primarily relates to California state income taxes. We file an income tax return in California the laws of which generally require the results of all affiliated companies, both domestic and foreign, that are engaged in a unitary business to be included in the California return (i.e., worldwide combined reporting basis). However, California law also provides that a California company may make a so-called “Water’s Edge” election which limits the results included in the combined reporting to only the companies that are subject to tax in the United States. Once a California Water’s Edge election is made with a timely filed California tax return, the filing Company is required to file using the Water’s Edge for seven years. 2010 was the first year we were subject to the California worldwide combined reporting method. As of December 31, 2010, we intended to make the Water’s Edge election with the 2010 California income tax return and recorded our 2010 state income tax expense based upon this method. However, in October 2011, we filed our 2010 California tax return on a worldwide combined reporting basis rather than making the Water’s Edge election. Our decision to file the 2010 California income tax return on a worldwide combined reporting basis was a result of information and circumstances arising in 2011 surrounding expectations of future taxable income under each filing election.

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

We operate under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon our meeting certain employment, activities and investment thresholds. The impact of the Singapore tax holiday decreased Singapore taxes by 0 for 2012, $95,000 for 2011 and was not material for 2010. The benefit of tax holidays has no material impact on diluted earnings per share.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents and investments in marketable securities of $121.3 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$6,468	$9,603	$12,361
Net cash used in investing activities	(10,509)	(95,674)	(7,664)
Net cash provided by financing activities	4,506	5,596	86,365
Effect of currency exchange rate on cash	—	(1)	49

Net increase (decrease) in cash and cash equivalents	$465	$(80,476)	$91,111

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2012 primarily reflected depreciation and amortization of $4.9 million, stock-based compensation of $12.5 million, deferred income taxes of $10.0 million, amortization of deferred tax charge of $1.0 million, amortization of premiums on marketable securities of $1.2 million, change in income tax receivable/payable by $2.7 million, decrease in inventories of $0.8 million and increase in accounts payable and accrued expenses of $1.5 million offset by net loss of $20.7 million, excess tax benefit related to stock-based compensation of $2.1 million, increase in accounts receivable of $4.4 million and decrease in deferred revenue of $0.8 million. Our inventories decreased due to shipments to customers. Our accounts payable and accrued expenses increased as a result of increased production volume and employee related expenses. Accounts receivable increased due to shipments made in the last month of the quarter. Our deferred revenue decreased as distributors reduced their inventory levels shipped parts to end customers to meet their demand.

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

Net Cash Used in Investing Activities

In 2012, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $47 million and purchases of property and equipment of $8.4 million, mainly for laboratory and production equipment and leasehold improvements for our offices in California, offset by sales and maturities of marketable securities of $44.7 million.

In 2011, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $125 million and purchases of property and equipment of $5.2 million, mainly for laboratory and production equipment and leasehold improvements for our offices in California, offset by sales and maturities of marketable securities of $34.5 million.

In 2010, net cash used in investing activities consisted of net cash used to acquire all of the outstanding shares of Winyatek Technology Inc. of $2.5 million and purchases of property and equipment of $5.2 million, of which $1.9 million was invested in leasehold improvements, including new laboratories, in connection with our move to our new facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2012, consisted primarily of $2.8 million proceeds from exercise of stock options and employee stock purchase plan and excess tax benefit related to stock-based compensation of $2.1 million. This was offset, in part, by the minimum tax withholding paid on behalf of employees for restricted stock units of $0.3 million.

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

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of December 31, 2012 consisted of $121.3 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2012:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$14,801	$6,348	$4,716	$3,568	$169

As of December 31, 2012, we had noncancelable purchase obligations consisting primarily of consulting fees the Company committed to pay of $0.2 million, which are payable in 2013.

As of December 31, 2012, we recorded a liability for our uncertain tax position of $2.5 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2012, the total value of open purchase orders for wafers was approximately $1.4 million.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $121.3 million and $119.0 million at December 31, 2012 and December 31, 2011, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2012 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, certificates of deposit and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2012, the impact on the fair value of these securities or our cash flows or income would not be material.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

Our cash and cash equivalents and investment in marketable securities at December 31, 2012 consisted of $116.8 million held domestically, with the remaining balance of $4.5 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Inphi Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

March 7, 2013

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$30,161	$29,696
Investments in marketable securities	91,107	89,283
Accounts receivable, net	13,717	9,358
Inventories	4,894	5,716
Deferred tax assets	—	1,463
Income tax receivable	2,412	2,103
Prepaid expenses and other current assets	2,106	2,466

Total current assets	144,397	140,085
Property and equipment, net	13,893	9,566
Goodwill	5,875	5,875
Deferred tax assets	—	10,673
Deferred tax charge	5,138	6,101
Other assets, net	771	328

Total assets	$170,074	$172,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,888	$5,016
Deferred revenue	1,083	1,929
Accrued employee expenses	3,331	1,703
Other accrued expenses	1,261	2,042
Other current liabilities	524	—

Total current liabilities	13,087	10,690
Other long-term liabilities	4,022	3,534

Total liabilities	17,109	14,224

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 28,730,046 and 27,882,223 issued and outstanding at December 31, 2012 and 2011, respectively	29	28
Additional paid-in capital	205,269	190,314
Accumulated deficit	(53,404)	(32,713)
Accumulated other comprehensive income	1,071	775

Total stockholders’ equity	152,965	158,404

Total liabilities and stockholders’ equity	$170,074	$172,628

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue (1)	$91,206	$79,297	$83,193
Cost of revenue	32,684	28,687	29,438

Gross profit	58,522	50,610	53,755

Operating expense:
Research and development	40,102	28,565	23,781
Sales and marketing	14,052	12,700	8,823
General and administrative	12,300	9,141	9,212

Total operating expense	66,454	50,406	41,816

Income (loss) from operations	(7,932)	204	11,939
Interest and other income (expense)	914	509	(50)

Income (loss) before income taxes	(7,018)	713	11,889
Provision (benefit) for income taxes	13,673	(1,218)	(14,242)

Net income (loss)	$(20,691)	$1,931	$26,131

Net income (loss) allocable to common stockholders and participating common securities	$(20,691)	$1,931	$5,326

Earnings per share:
Basic	$(0.73)	$0.07	$1.03

Diluted	$(0.73)	$0.07	$0.61

Weighted-average shares used in computing earnings per share:
Basic	28,378,680	26,799,237	5,086,169
Diluted	28,378,680	29,367,423	8,546,537

(1)	Includes related party revenue of $27,940 for the year ended December 31, 2010—see Note 17 of notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(20,691)	$1,931	$26,131
Other comprehensive income (loss):
Foreign currency translation adjustment	—	30	800
Unrealized gain (loss) on investments, net of tax	296	(55)	—

Comprehensive income (loss)	$(20,395)	$1,906	$26,931

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	518,555	12,016	2,905,783	24,985	6,503,882	18,690	3,509,749	11,989	1,043,731	9,936	77,616
Exercise of stock options, warrant and restricted stock award grant	—	—	—	—	—	—	—	—	—	—	—
Income tax benefit from stock option exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	313,713	4,538	4,538
Issuance of common stock in connection with initial public offering, net	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(518,555)	(12,016)	(2,905,783)	(24,985)	(6,503,882)	(18,690)	(3,509,749)	(11,989)	(1,357,444)	(14,474)	(82,154)
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	—	$—	$—
Exercise of stock options, warrant and restricted stock award grant	—	—	—	—	—	—	—	—	—	—	—
Income tax benefit from stock option exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with secondary public offering, net	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities, net	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	$—
Exercise of stock options and restricted stock unit grant	—	—	—	—	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—
Income tax benefit from stock option exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities, net	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	—	$—	$—

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2009	2,033,542	2	6,041	(60,775)	—	(54,732)
Exercise of stock options, warrant and restricted stock award grant	439,167	—	584	—	—	584
Income tax benefit from stock option exercises	—	—	216	—	—	216
Stock-based compensation expense	—	—	2,705	—	—	2,705
Issuance of preferred stock	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net	7,820,000	8	84,690	—	—	84,698
Conversion of preferred stock to common stock	14,795,413	15	82,139	—	—	82,154
Conversion of preferred stock warrant to common stock warrant	—	—	130	—	—	130
Net income	—	—	—	26,131	—	26,131
Currency translation adjustment	—	—	—	—	800	800

Balance at December 31, 2010	25,088,122	$25	$176,505	$(34,644)	$800	$142,686
Exercise of stock options, warrant and restricted stock award grant	2,694,101	2	4,532	—	—	4,534
Income tax benefit from stock option exercises	—	—	1,171	—	—	1,171
Stock-based compensation expense	—	—	7,192	—	—	7,192
Issuance of common stock in connection with secondary public offering, net	100,000	1	914	—	—	915
Net income	—	—	—	1,931	—	1,931
Currency translation adjustment	—	—	—	—	30	30
Unrealized loss on marketable securities, net	—	—	—	—	(55)	(55)

Balance at December 31, 2011	27,882,223	$28	$190,314	$(32,713)	$775	$158,404
Exercise of stock options and restricted stock unit grant	746,735	1	1,502	—	—	1,503
Employee stock purchase plan	101,088	—	943	—	—	943
Income tax benefit from stock option exercises	—	—	51	—	—	51
Stock-based compensation expense	—	—	12,459	—	—	12,459
Net income	—	—	—	(20,691)	—	(20,691)
Unrealized gain on marketable securities, net	—	—	—	—	296	296

Balance at December 31, 2012	28,730,046	$29	$205,269	$(53,404)	$1,071	$152,965

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(20,691)	$1,931	$26,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,908	3,185	1,820
Stock-based compensation	12,459	7,192	2,705
Impairment charges	—	1,612	—
Deferred income taxes and deferred tax charge	9,954	(5,192)	(16,054)
Amortization and adjustment of deferred tax charge	963	1,192	746
Excess tax benefit related to stock-based compensation	(2,060)	(1,171)	(216)
Amortization of premiums on marketable securities	1,161	920	—
Other noncash items	112	(20)	89
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable	(4,442)	696	(1,890)
Inventories	822	(621)	(627)
Prepaid expenses and other assets	(164)	(1,027)	(1,083)
Income tax payable/receivable	2,657	2,745	(1,442)
Accounts payable	682	(1,005)	344
Accrued expenses	847	148	965
Deferred revenue	(846)	(718)	(736)
Other liabilities	106	(264)	1,609

Net cash provided by operating activities	6,468	9,603	12,361

Cash flows from investing activities
Purchases of property and equipment	(8,383)	(5,197)	(5,165)
Proceeds from sale of property and equipment	237	9	—
Purchases of marketable securities	(47,030)	(124,986)	—
Sales and maturities of marketable securities	44,667	34,500	—
Acquisition, net of cash acquired	—	—	(2,499)

Net cash used in investing activities	(10,509)	(95,674)	(7,664)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	1,828	4,525	485
Excess tax benefit related to stock-based compensation	2,060	1,171	216
Proceeds from employee stock purchase plan	943	—	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(325)	(51)	—
Proceeds from the secondary public offerings, net of issuance costs	—	1,050	—
Proceeds from initial public offering, net of costs paid	—	(1,099)	85,664

Net cash provided by financing activities	4,506	5,596	86,365

Effect of currency exchange rates on cash and cash equivalents	—	(1)	49

Net increase (decrease) in cash and cash equivalents	465	(80,476)	91,111
Cash and cash equivalents at beginning of year	29,696	110,172	19,061

Cash and cash equivalents at end of year	$30,161	$29,696	$110,172

Supplemental Cash Flow Information
Income taxes paid	$99	$—	$2,502

Noncash investing and financing activities
Acquisition of Winyatek Technology Inc. in exchange for Series E preferred shares	$—	$—	$4,538
Conversion of preferred stock to common stock	—	—	82,154
Conversion of preferred stock warrant to common stock warrant	—	—	130

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Inphi and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the third quarter of 2011, the Company decided to discontinue the sale of legacy products supported by its Taiwan subsidiary and transitioned the subsidiary to be a design and sales support center. The associated restructuring expense was $1,813, of which $1,408 relates to write off of certain intangibles (see note 7), $204 relates to write off of other assets and $198 relates to severance costs. The severance costs were paid in 2011 except for $95, which was paid in 2012.

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

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

On an ongoing basis, management evaluates its estimates, including those related to (i) the collectibility of accounts receivable; (ii) write down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) the valuation of equity securities; (vii) amounts recorded in connection with acquisitions; (viii) recoverability of intangible assets and goodwill and (ix) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements, and valuation of assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of “Other income (expense)”. Foreign currency gain or loss in 2012, 2011 and 2010 were not material.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. Inventory write downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes. Inventory valuation reserves were $1,720 and $1,509, as of December 31, 2012 and 2011, respectively.

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

The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the Company as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has significantly exceeded its book value at every measurement date. The guidance also provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. There was no impairment of goodwill in 2012.

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

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of December 31, 2012 and 2011, the warranty liability was $40 and $1,000, respectively.

The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Year Ended December 31,
	2012	2011
Beginning balance	$1,000	$602
Accruals for warranties	790	398
Settlements	(1,750)	—

	$40	$1,000

In 2010, the Company was informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by the Company during the summer and fall of 2009. The Company assessed, provided and accumulated additional warranty reserves based on estimated, probable costs to replace units.

In 2012, based on additional investigation and discussions with the customer, the Company booked an additional warranty cost of $750. This amount was recorded as a reduction to revenue. In June 2012, the Company entered into a settlement agreement with the customer in which the Company paid $1,750 in July 2012.

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

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel and trade show costs. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended December 31, 2012, 2011 and 2010 were not material.

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

Earnings per Share

The Company applies the two-class method for calculating earnings per share. Under the two–class method, net income is allocated between common stock and other participating securities based on their participation rights. Basic earnings per share is calculated by dividing income allocable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares of common stock outstanding, net of shares subject to repurchase by the Company, during the period. Diluted earnings per share is calculated by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options, warrants to purchase common stock and convertible preferred stock.

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

Recent Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on fair value measurement. The amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The amendment changes certain fair value measurement principles and enhances

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

the disclosure requirements about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In June 2011, FASB issued an amendment to its accounting guidance on comprehensive income. The amendment requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has elected to present the components of comprehensive income as a separate statement. In February 2013, the FASB issued a guidance to improve the reporting reclassifications out of accumulated other comprehensive income of various components. The guidance requires presentation of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the notes. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2012. The Company believes that the adoption of the amendments will not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued an amendment on Disclosures about Offsetting Assets and Liabilities. The amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company believes that the adoption of the amendments will not have a material impact on the Company’s consolidated financial statements.

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

Identifiable intangible assets consisted of developed technology of $800 and customer relationships of $730. The Company used a relief-from-royalty method to value developed technology. Customer relationships represented future projected revenue that was expected to be derived from sales of products to existing customers. Developed technology and customer relationships were being amortized on a straight-line method, which approximated the pattern of economic consumption over their estimated useful lives of 4 years for developed technology and 5 years for customer relationships.

The Company capitalized $110 of IPR&D costs related to the WTI acquisition. In the third quarter of 2011, the Company abandoned the in-process projects and wrote off the entire IPR&D.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and is attributable to the workforce of the acquired business and the synergies expected to arise after the Company’s acquisition of WTI. Goodwill is not amortized and is not deductible for tax purposes. At the time of the acquisition, goodwill was assigned to the Company’s one reporting unit.

The Company incurred acquisition costs of $278 which are included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2010.

WTI contributed revenue of $1,359 and pre-tax loss of $869 to the Company for the period from June 30 to December 31, 2010.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the year ended December 31, 2010, assuming the WTI acquisition had been completed as of January 1, 2010:

Pro Forma Year Ended December 31, 2010
(unaudited)
Revenue	$84,316
Net income	$25,738
Net income allocable to common stockholders	$5,186
Earnings per share – basic	$1.02
Earnings per share – diluted	$0.61

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and WTI, reflecting the results of operations for the year ended December 31, 2010. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition as of the beginning of each period presented. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

3. Investments in Marketable Securities

The following table summarizes the investments by investment category:

	December 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
US treasury securities	$24,696	$13	$—	$24,709
Municipal bonds	38,378	223	(6)	38,595
Corporate notes/bonds	22,154	139	—	22,293
Certificate of deposit	2,500	5	(1)	2,504
Asset backed securities	3,000	6	—	3,006

Total investments	$90,728	$386	$(7)	$91,107

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

	December 31, 2011
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
US treasury securities	$24,153	$4	$(1)	$24,156
Municipal bonds	40,080	195	(3)	40,272
Corporate notes/bonds	20,150	12	(300)	19,862
Certificate of deposit	1,000	—	(2)	998
Asset backed securities	2,000	—	(3)	1,997
Variable rate demand notes	1,000	3	—	1,003
Commercial paper	994	1	—	995

Total investments	$89,377	$215	$(309)	$89,283

As of December 31, 2012, we had 4 investments that were in an unrealized loss position. The gross unrealized losses on these investments at December 31, 2012 were due to changes in interest rates and determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at December 31, 2012 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$34,610	$34,726
Due between one and five years	56,118	56,381

	$90,728	$91,107

4. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of December 31, 2012 and 2011, the Company maintained an allowance for doubtful accounts of $152 and $68, respectively. The allowance for doubtful accounts increased by $84 for the year ended December 31, 2012.

The following table summarizes the significant customers’ and distributors’ revenue and accounts receivable as a percentage of total revenue and total accounts receivable, respectively:

	Year Ended December 31,
	2012	2011	2010
Revenue
Customer A	19%	27%	34%
Customer B	15	14	*
Customer C	*	*	*

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

	December 31,
	2012	2011
Accounts Receivable
Customer A	12%	33%
Customer B	11	10
Customer C	*	10

*	Less than 10% of total revenue and accounts receivable

Customer C and another customer are distributors that sell the Company’s products exclusively to an end customer. In the aggregate, revenue to such end customer, including revenue made through distributors as a percentage of total revenue was 14%, 11% and 11% for the years ended December 31, 2012, 2011 and 2010.

5. Inventories

Inventories consist of the following:

	December 31,
	2012	2011
Raw materials	$545	$1,261
Work in process	1,592	1,910
Finished goods	2,757	2,545

	$4,894	$5,716

Finished goods include amounts held by distributors of $341 and $473 as of December 31, 2012 and 2011, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2012	2011
Laboratory and production equipment	$22,692	$15,643
Office, software and computer equipment	6,206	4,277
Furniture and fixtures	634	614
Leasehold improvements	3,226	3,118

	32,758	23,652
Less accumulated depreciation	(18,865)	(14,086)

	$13,893	$9,566

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $4,908, $2,962 and $1,640, respectively.

As of December 31, 2012 and 2011, computer software costs included in property and equipment were $2,180 and $1,712, respectively. Amortization expense of capitalized computer software costs was $280, $235 and $184 for the years ended December 31, 2012, 2011 and 2010, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

7. Identifiable Intangible Assets

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

$1,408

8. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2012	2011
Deferred rent	$1,570	$1,988
Income tax payable	2,452	1,546

	$4,022	$3,534

9. Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
United States	$(2,852)	$2,395	$12,765
Foreign	(4,166)	(1,682)	(876)

Total	$(7,018)	$713	$11,889

Income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$3,760	$2,811	$(6,158)
U.S. State	(132)	1,180	(1,015)
Foreign	91	(17)	29

	3,719	3,974	(7,144)

Deferred:
U.S. Federal	4,842	(2,396)	(4,523)
U.S. State	5,088	(2,742)	(2,427)
Foreign	24	(54)	(148)

	9,954	(5,192)	(7,098)

Total	$13,673	$(1,218)	$(14,242)

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2012	2011	2010
Provision (benefit) at statutory rate	$(2,456)	$249	$4,161
State income taxes	200	217	1,653
Research and development credits	(1,345)	(2,672)	(2,063)
Change in valuation allowance	15,247	433	(24,022)
Foreign earnings, taxed at different rates	1,649	670	4,912
Unrecognized tax benefits	1,487	1,153	791
Stock-based compensation	336	95	391
Tax exempt income	(197)	(135)	—
Prior year return to provision adjustment	(1,264)	(1,244)	—
Other	16	16	(65)

	$13,673	$(1,218)	$(14,242)

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carry forwards	$7,344	$7,338
Research and development credits	10,450	7,220
Stock-based compensation	3,560	2,882
Other temporary differences	1,317	1,536

Total deferred tax assets	22,671	18,976

Deferred tax liabilities
Subpart F income on foreign subsidiaries earnings	(5,606)	(5,182)
Amortization and depreciation	(1,385)	(1,225)

Total deferred tax liabilities	(6,991)	(6,407)

Less: valuation allowance	(15,680)	(433)

Deferred tax assets, net	$—	$12,136

At December 31, 2012 and 2011, the Company has recorded a deferred tax charge of $5,138 and $6,101, respectively, which represents the tax on the intercompany transfer of intangible assets in connection with the Company’s international reorganization during 2010. The deferred tax charge is being amortized over the estimated useful life of 8 years to income tax expense.

Valuation Allowance

The Company records a valuation allowance to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall current and projected business and semiconductor industry conditions, operating efficiencies, the Company’s ability to timely develop, introduce and consistently manufacture new products to customers’ specifications, acceptance of new products, customer concentrations, technological change and the competitive environment which may impact the Company’s ability to generate taxable income and, in turn, realize the value of the deferred tax assets.

At December 31, 2012, the Company established full valuation allowances of approximately $14,827 against certain U.S. deferred tax assets, and valuation allowances of approximately $853 against deferred tax assets of the Company’s subsidiaries in Singapore and Taiwan, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decision to establish the valuation allowance was due to negative evidence which includes the passage of a California tax law requiring use of single sales factor which will reduce the amount of California taxable income starting 2013 and our recent cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences.

From inception through December 31, 2009, the Company concluded that it was not more likely than not that the net deferred tax assets would be realized. In March 2010, the Company received its first substantial quantity of production orders for a new low voltage product, which was a new low voltage version of the Company’s integrated PLL and register buffer. This new low voltage product is in commercial production and is shipping in volume. The arrival of these production orders from one of the Company’s largest customers reduced concerns and increased confidence in the strength of the Company’s business outlook for the balance of 2010. In addition, certain other new product introductions began to gain traction with customers, providing additional confidence in the Company’s longer term outlook. The Company also achieved further clarity around certain contingencies related to ongoing litigation and certain other product acceptance concerns that existed at December 31, 2009. Furthermore, during the first quarter of 2010 the Company unexpectedly received additional orders for an older product that allowed the Company to exceed its overall plan for the quarter and continue the recent trend of profitability into the first quarter of 2010. At its April 30, 2010 meeting, based on a review of the positive developments that materialized in the first quarter of 2010, the Company’s Board of Directors decided to authorize management to retain investment bankers and proceed with plans to pursue a potential initial public offering. Based on these positive developments and an additional quarter of profitable operation, management reassessed the need for a valuation allowance at March 31, 2010 and concluded that a change in circumstances had occurred. Management determined that, based on the Company’s prospects and business outlook, it was reasonable to conclude that it is more likely than not that the Company’s deferred tax assets will be realized. Accordingly, the Company released the full valuation allowance recorded against its deferred tax assets of $24,022 based on the weight of positive evidence that existed at March 31, 2010.

The valuation allowance increased $15,247 and $433 in the year ended December 31, 2012 and 2011, respectively, and decreased $24,022 for the year ended December 31, 2010.

General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $12,597 and $32,715, respectively at December 31, 2012 that will begin to expire in 2022 for federal income tax purposes and in 2017 for state income tax purposes. The Company has additional federal and state NOL carryover of $20,075 and $13,461, respectively, arising from an excess stock option deduction for 2012 and 2011 that were not recognized in the financial statements. These excess stock option compensation benefits will be credited to additional paid-in capital when it reduces current income tax liability. At December 31, 2012, the Company has NOL carryforwards of $2,343 for its Taiwan subsidiary which begin to

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

expire in 2019, and $13,136 for the Singapore subsidiary, which do not expire. A full valuation allowance has been provided on NOL carryforwards.

At December 31, 2012, the Company also has federal and state research and development (“R&D”) tax credit carryforwards of $6,660 and $9,772, respectively. The federal tax credits will begin to expire in 2024, unless previously utilized. The state tax credits do not expire. A full valuation allowance has been provided on R&D tax credit carryforwards.

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

The Company recorded a benefit of $1,264 to its 2012 income tax provision for a prior year return to provision adjustment, which primarily relates to 2011 R&D tax credits for which a full valuation allowance was provided and therefore, had no impact on the total tax provision. The Company recorded a benefit of $1,244 to its 2011 income tax provision for a prior year return to provision adjustment, which primarily relates to California state income taxes. The Company files an income tax return in California the laws of which generally require the results of all affiliated companies, both domestic and foreign, that are engaged in a unitary business to be included in the California return (i.e., worldwide combined reporting basis). However, California law also provides that a California company may make a so-called “Water’s Edge” election which limits the results included in the combined reporting to only the companies that are subject to tax in the United States. Once a California Water’s Edge election is made with a timely filed California tax return, the filing Company is required to file using the Water’s Edge for seven years. 2010 was the first year the Company was subject to the California worldwide combined reporting method. As of December 31, 2010, the Company intended to make the Water’s Edge election with the 2010 California income tax return and recorded its 2010 state income tax expense based upon this method. However, in October 2011, the Company filed its 2010 California tax return on a worldwide combined reporting basis rather than making the Water’s Edge election. The Company’s decision to file its 2010 California income tax return on a worldwide combined reporting basis was a result of information and circumstances arising in 2011 surrounding expectations of future taxable income under each filing election.

The Company operates under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. The impact of the Singapore tax holiday decreased Singapore taxes by $0 for 2012 and $95 for 2011.

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2012	2011	2010
Balance as of January 1	$4,132	$2,985	$1,283
Increases based on tax positions related to the current year	1,418	1,239	1,438
Increase (decreases) based on tax positions of prior year	605	(92)	264

Balance as of December 31	$6,155	$4,132	$2,985

As of December 31, 2012, the Company had approximately $5,013 of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized no interest or penalties during the years ended December 31, 2012, 2011 and 2010 as the prior year’s unrecognized tax benefits reduce tax attributes that have not yet been utilized on the Company’s tax return.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and certain foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2008 or to California state income tax examinations for tax years ended on or before December 31, 2007. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States. At December 31, 2012, the Company’s foreign subsidiaries had an accumulated deficit. However, no U.S. deferred tax asset was recorded for the accumulated deficit as it was not apparent as of December 31, 2012, that such deferred tax asset would reverse in the foreseeable future.

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

10. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
Numerator
Net income (loss)	$(20,691)	$1,931	$26,131
Less amount allocable to preferred stockholders	—	—	(20,805)
Less amount allocable to unvested early exercised options and unvested restricted stock award	—	(1)	(86)

Net income (loss) allocable to common stockholders—basic and diluted	$(20,691)	$1,930	$5,240

Denominator
Weighted average common stock	28,391,528	26,820,662	5,137,029
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	(12,848)	(21,425)	(50,860)

Weighted average common stock—basic	28,378,680	26,799,237	5,086,169
Effect of potentially dilutive securities:
Add options to purchase common stock	—	2,547,945	3,425,528
Add unvested restricted stock unit	—	9,442	—
Add warrants to purchase common stock	—	10,799	34,840

Weighted-average common stock—diluted	28,378,680	29,367,423	8,546,537

Earnings per share
Basic	$(0.73)	$0.07	$1.03

Diluted	$(0.73)	$0.07	$0.61

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Net income has been allocated to the common stock, convertible participating preferred stock before conversion to common stock, unvested early exercised options and unvested restricted stock award based on their respective rights to share in dividends.

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Convertible preferred stock	—	—	12,776,077
Common stock options	4,797,873	965,266	938,691
Warrant to purchase redeemable convertible preferred stock	2,142	—	—
Unvested early exercised options	—	—	32,872
Unvested restricted stock award and restricted stock unit	1,608,464	410,981	17,987

	6,408,479	1,376,247	13,765,627

11. Warrants

In connection with various financing agreements, the Company issued warrants to purchase common stock and preferred stock. In November 2010, upon completion of the initial public offering, all preferred stock warrants were converted to common stock warrants. As of December 31, 2012 and 2011, there were 2,142 outstanding common stock warrants with an exercise price of $3.42.

12. Stock Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of December 31, 2012 and 2011, there were no unvested shares outstanding subject to the Company’s right of repurchase. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, can-not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Board but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. Upon completion of the Company’s initial public offering, shares originally reserved for issuance under the 2000 Plan but which were not issued or subject to outstanding grants

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

on the effective date of the 2010 Plan, and shares subject to outstanding options or forfeiture restriction under the 2000 Plan on the effective date of the 2010 Plan that are subsequently forfeited or terminated before being exercised, become available for awards under the 2010 Plan, up to 428,571 shares. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2012, 1,375,581 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.32%	2.66%	2.99%
Expected life (in years)	6.22	6.41	6.42
Dividend yield	—	—	—
Expected volatility	50%	50%	60%

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,259,106	$7.50	7.21	$25,168

Granted	2,001,074	11.93
Exercised	(670,734)	2.72
Canceled	(952,766)	16.74

Outstanding at December 31, 2012	4,636,680	$8.20	6.39	$13,264

Exercisable at December 31, 2012	2,583,624	$4.84	4.50	$12,841

Vested at December 31, 2012	2,242,696	$4.24	4.13	$12,558

Vested and expected to vest in the future as of December 31, 2012	4,544,687	$8.13	6.34	$13,240

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total fair value of employee options vested during the years ended December 31, 2012 and 2011 was $3,267 and $3,101, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

The weighted average grant date fair value per share of stock options granted to employees during the year ended December 31, 2012 and 2011 was $6.18 and $10.54, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $6,861 and $45,613, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $1,828 and $4,505, respectively, for the years ended December 31, 2012 and 2011.

Stock Option Exchange Offer

On September 20, 2012, the Company commenced an offering to eligible employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, eligible employees holding options to purchase the Company’s common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $16.63 per share for a predetermined smaller number of stock options to be granted following the expiration of the tender offer with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new awards were issued. Stock options to purchase an aggregate of 508,399 shares with exercise prices ranging from $16.63 to $22.07 were eligible for tender at the commencement of the program. The Company’s directors and executive officers were not eligible to participate in the program. The program is structured as a value-neutral exchange. The replacement awards would be targeted at providing value that is, in the aggregate, not greater than the fair value of the exchanged stock options. This means that the employees who participate in the program are expected to receive a number of replacement awards with an aggregate value that does not exceed the aggregate value of the stock options surrendered in the exchange. The terms and conditions of the new options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled.

On October 19, 2012, the offer period ended and the Company accepted for exchange and cancellation 464,899 vested and unvested eligible options to purchase common stock, with a weighted average exercise price of $21.06. In exchange, the Company issued 353,779 vested and unvested options to purchase shares of the Company’s common stock with an exercise price of $8.93, the closing price of the Company’s common stock on October 22, 2012. Using the Black-Scholes option pricing model, the Company determined that the fair value of the surrendered stock options on a grant-by-grant basis was approximately equal, as of the date of the exchange, to the fair value of the eligible stock options exchanged, resulting in insignificant incremental share-based compensation.

Restricted Stock Units and Awards

The Company granted restricted stock units (RSU) to members of the Board of Directors and employees. Most of the Company’s outstanding restricted stock units vest over four years with vesting contingent upon continuous service. The Company estimates the fair value of restricted stock units using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	726,556	$20.58
Granted	1,407,039	11.96
Vested	(114,088)	18.23
Canceled	(228,216)	15.37

Outstanding at December 31, 2012	1,791,291	$14.62

Expected to vest in the future as of December 31, 2012	1,703,576

The Company granted restricted stock awards (RSA) to certain members of the Board of Directors. The Company estimates the fair value of restricted stock awards using the market price of the common stock on the date of the grant. As of December 31, 2010, the Company had 35,355 outstanding nonvested restricted stock awards, 13,930 of which vested during the year ended December 31, 2011 resulting to 21,425 nonvested restricted stock awards outstanding as of December 31, 2011. During 2012, 8,576 restricted stock awards vested, resulting to 12,849 nonvested restricted stock awards outstanding as of December 31, 2012.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. Total common stock issued under the ESPP during the year ended December 31, 2012 was 101,088.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the year ended December 31, 2012:

Risk-free interest rate	0.13%
Expected life (in years)	0.50
Dividend yield	—
Expected volatility	81%
Estimated fair value	$4.69

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$726	$315	$107
Research and development	5,833	3,214	1,381
Sales and marketing	2,660	2,054	526
General and administrative	3,240	1,609	691

	$12,459	$7,192	$2,705

As of December 31, 2012, total unrecognized compensation cost related to unvested stock options and awards at December 31, 2012, prior to the consideration of expected forfeitures, was approximately $32,176, which is expected to be recognized over a weighted-average period of 2.78 years.

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

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

	Total	Level 1	Level 2
December 31, 2012
Assets
Cash equivalents:
Money market funds	$9,258	$—	$9,258
Investment in marketable securities:
US treasury securities	24,709	24,709	—
Municipal bonds	38,595	—	38,595
Corporate notes/bonds	22,293	—	22,293
Certificate of deposit	2,504	—	2,504
Asset backed securities	3,006	—	3,006

	$100,365	$24,709	$75,656

	Total	Level 1	Level 2
December 31, 2011
Assets
Cash equivalents:
Money market funds	$12,640	$—	$12,640
Investment in marketable securities:
US treasury securities	24,156	24,156	—
Municipal bonds	40,272	—	40,272
Corporate notes/bonds	19,862	—	19,862
Certificate of deposit	998	—	998
Variable rate demand notes	1,003	—	1,003
Commercial paper	995	—	995
Asset backed securities	1,997	—	1,997

	$101,923	$24,156	$77,767

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

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2012	2011	2010
Korea	$17,424	$14,421	$14,319
United States	21,582	16,791	13,528
China	20,724	23,378	29,238
Other	31,476	24,707	26,108

	$91,206	$79,297	$83,193

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

As of December 31, 2012, $4,090 of long-lived tangible assets are located outside the United States of which $3,668 are located in Taiwan. As of December 31, 2011, $2,837 of long-lived tangible assets are located outside the United States of which $2,374 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2018. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

December 31, 2012
2013	$6,348
2014	2,715
2015	2,001
2016	1,758
2017	1,810
2018	169

$14,801

For the years ended December 31, 2012, 2011 and 2010, lease operating expense was $3,980, $3,445 and $3,272, respectively.

Noncancelable Purchase Obligations

The Company’s noncancelable purchase obligations consisted primarily of consulting fees the Company committed to pay. As of December 31, 2012, the Company’s future total noncancelable purchase obligations was $200 which are all payable in 2013.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2012, the total value of open purchase orders for wafers was approximately $1,408.

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

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including the Company, timely submitted rebuttal comments on or about February 13, 2012. The PTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from the Company and the other Requestors were filed on February 13, 2013. The merged Reexamination Proceeding will be conducted in accordance with established procedures for merged Reexamination Proceedings, with a further communication from the USPTO expected as the next substantive step.

The reexamination proceedings could result in a determination that the patents-in-suit, in whole or in part, are valid or invalid, as well as modifications of the scope of the patents-in-suit.

Based on these papers the Court in February 2013 ordered a continued stay of the proceedings until the conclusion of the reexamination and interference proceedings, and in the meantime requested that the parties file papers by January 30, 2014 stating their position on whether the stay should be extended. At this time, the Court could decide to maintain or lift the stay.

On March 29, 2012, the Company received notice of a lawsuit, entitled Claim for Confirmation of Invalidation of Dismissal etc., filed in an international jurisdiction by a former employee. The Company was subsequently served with the complaint in April 2012. Legal and other expenses related to this and other matters are reflected in the Company’s financial statements as of December 31, 2012. The lawsuit was withdrawn in June 2012 and the claim was settled in July 2012.

While the Company intends to defend the foregoing lawsuits vigorously, litigation, whether or not determined in the Company’s favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect the Company’s business.

Based on the nature of the litigation, the Company is currently unable to predict the final outcome of this lawsuit and therefore, cannot determine the likelihood of loss nor estimate a range of possible loss. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Inphi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share amounts)

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012 and December 31, 2011.

17. Related Party Transactions

The Company recognized $27,940 in revenue for the years ended December 31, 2010 from an investor. The investor, together with associated entities, held over 13% of the Company’s outstanding shares of common stock before the initial public offering. After the initial public offering in November 2010, the investor, together with associated entities, held less than 10% of the Company’s outstanding shares of common stock. As a result of the decline in ownership below 10% of the outstanding common stock, the Company no longer considers the investor a related party.

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. In June 2012, the software subscription and maintenance agreement was amended to include new licensed materials effective on September 28, 2012 and will expire on December 31, 2013. Under this amendment, the Company committed to pay $2,129 payable in 5 quarterly payments through November 2013. The Company paid $2,224 and $2,300 in the years ended December 31, 2012 and 2011, respectively. Operating lease expense related to this agreement included in research and development expense was $2,467 and $2,083 for the years ended December 31, 2012 and 2011, respectively.

18. Subsequent Events

In January 2013, the Board of Directors granted 128,500 options to purchase shares of common stock with exercise price of $8.93 and 1,462,633 restricted stock units to employees and consultants.

Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2012
	Mar. 31, 2012	Jun. 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(in thousands, except per share amounts)
Total revenue	$20,201	$23,308	$24,762	$22,935
Gross profit	12,777	14,976	16,028	14,741
Net income (loss)	(1,512)	(1,570)	(1,055)	(16,554	)(1)
Basic earnings per share	(0.05)	(0.06)	(0.04)	(0.58)
Diluted earnings per share	(0.05)	(0.06)	(0.04)	(0.58)

	Year Ended December 31, 2011
	Mar. 31, 2011	Jun. 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(in thousands, except per share amounts)
Total revenue	$21,504	$24,001	$16,482	$17,310
Gross profit	14,117	15,543	9,909	11,041
Net income	2,400	2,443	(2,631)	(281)
Basic earnings per share	0.09	0.09	(0.10)	(0.01)
Diluted earnings per share	0.08	0.08	(0.10)	(0.01)

(1)	The provision for income taxes for the year ended December 31, 2012 included the establishment of valuation allowance against deferred tax assets.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based on the assessment using those criteria, our management concluded that as of December 31, 2012, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders to be held on May 24, 2013, or Proxy Statement.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Election of Directors –Compensation of Directors” and “Executive Compensation” contained in the Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” contained in the Proxy Statement.

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

Date: March 7, 2013

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

Name	Title	Date

/s/ Ford Tamer Ford Tamer	Chief Executive Officer (Principal Executive Officer), President and Director	March 7, 2013

/s/ John Edmunds John Edmunds	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 7, 2013

/s/ Diosdado P. Banatao Diosdado P. Banatao	Chairman of the Board	March 7, 2013

/s/ Chenming C. Hu Chenming C. Hu	Director	March 7, 2013

/s/ David Liddle David Liddle	Director	March 7, 2013

/s/ Bruce McWilliams Bruce McWilliams	Director	March 7, 2013

/s/ Peter J. Simone Peter J. Simone	Director	March 7, 2013

/s/ Sam S. Srinivasan Sam S. Srinivasan	Lead Director	March 7, 2013

EXHIBIT INDEX

Exhibit Number	Description
3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit 3(ii).2 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.2	Amended and Restated Investors’ Rights Agreement dated as of August 12, 2010 (incorporated by reference to exhibit 4.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

10.1+	Inphi Corporation 2000 Stock Option/Stock Issuance Plan (as amended on June 2, 2010) and related form stock option plan agreements (incorporated by reference to exhibit 10.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.2+	Inphi Corporation 2010 Stock Incentive Plan and related form agreements (incorporated by reference to exhibit 10.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

10.3+	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to exhibit 10.3 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.4+	Offer letter dated July 14, 2007 between Young K. Sohn and the Registrant, as amended (incorporated by reference to exhibit 10.4 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.5+	Change of Control and Severance Agreement dated June 8, 2010, by and between Young K. Sohn and the Registrant (incorporated by reference to exhibit 10.5 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.6+	Offer letter dated December 10, 2007 between John Edmunds and the Registrant, as amended (incorporated by reference to exhibit 10.6 to filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.7+	Change of Control and Severance Agreement dated June 8, 2010, by and between John Edmunds and the Registrant (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.8+	Offer letter dated October 3, 2007 between Ron Torten and the Registrant, as amended (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.9+	Offer letter dated February 1, 2012 between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

10.10+	Change of Control and Severance Agreement dated February 1, 2012 between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

10.11+	Senior Advisor Agreement dated as of February 1, 2012 by and between Young K. Sohn and the Registrant (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

Exhibit Number	Description
10.12+	Transition Services Agreement dated May 30, 2012 between Ron Torten and the Registrant (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended June 30, 2012).

10.13+	Change of Control and Severance Agreement dated September 4, 2012, by and between Charlie Roach and the Registrant (incorporated by reference to exhibit 10.4 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.14	Lease Agreement between the Registrant and Santa Clara Towers, L.P. dated as of April 27, 2010 (incorporated by reference to exhibit 10.11 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.15	Lease Agreement between the Registrant and LBA Realty Fund III—Company VII, LLC dated as of June 4, 2010 (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.16	Lease Agreement between the Registrant and Bayland Corporation dated as of September 20, 2012 (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.17	Second Amendment to Lease Agreement between the Registrant and LBA Realty Fund III—Company VII, LLC dated as of September 30, 2012 (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.18**	Software License and Maintenance Agreement between the Company and Cadence Design Systems, Inc., effective as of June 29, 2007 and Supplemental Agreements (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.19+	Inphi Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 99.1 filed with Registration Statement on Form S-8 (File No. 333-179270)).

21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 94 of this report).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

**	Confidential treatment requested.
+	Indicates management contract or compensatory plan.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.