Form 10-Q
period 2013-03-31
INPHI Corp
filed 2013-05-08
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of May 3, 2013 was 29,195,567.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$29,736	$30,161
Investments in marketable securities	91,892	91,107
Accounts receivable, net	11,955	13,717
Inventories	5,001	4,894
Income tax receivable	2,179	2,412
Prepaid expenses and other current assets	1,676	2,106

Total current assets	142,439	144,397
Property and equipment, net	18,871	13,893
Goodwill	5,875	5,875
Deferred tax charge	4,414	5,138
Other assets, net	1,183	771

Total assets	$172,782	$170,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,883	$6,888
Deferred revenue	1,416	1,083
Accrued employee expenses	2,285	3,331
Other accrued expenses	1,323	1,261
Other current liabilities	918	524

Total current liabilities	15,825	13,087
Other long-term liabilities	4,809	4,022

Total liabilities	20,634	17,109

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 29,066,135 and 28,730,046 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	212,136	205,269
Accumulated deficit	(61,075)	(53,404)
Accumulated other comprehensive income	1,058	1,071

Total stockholders’ equity	152,148	152,965

Total liabilities and stockholders’ equity	$172,782	$170,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue	$22,584	$20,201
Cost of revenue	8,292	7,424

Gross profit	14,292	12,777

Operating expense:
Research and development	11,598	8,662
Sales and marketing	3,947	3,523
General and administrative	3,155	3,612

Total operating expense	18,700	15,797

Income (loss) from operations	(4,408)	(3,020)
Other income	213	238

Income (loss) before income taxes	(4,195)	(2,782)
Provision (benefit) for income taxes	3,476	(1,270)

Net income (loss)	$(7,671)	$(1,512)

Earnings per share:
Basic	$(0.27)	$(0.05)

Diluted	$(0.27)	$(0.05)

Weighted-average shares used in computing earnings per share:
Basic	28,933,105	28,038,650
Diluted	28,933,105	28,038,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(7,671)	$(1,512)
Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of tax	—	245
Realized loss (gain) reclassified into earnings, net of tax	(13)	(19)

Comprehensive income (loss)	$(7,684)	$(1,286)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(7,671)	$(1,512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,684	839
Stock-based compensation	4,026	2,617
Deferred income taxes and deferred tax charge	697	911
Excess tax benefit related to stock-based compensation	(1,998)	(1,372)
Amortization of premiums on marketable securities	269	310
Other noncash items	(13)	(23)
Changes in assets and liabilities:
Accounts receivable	1,762	(1,086)
Inventories	(107)	(642)
Prepaid expenses and other assets	9	(646)
Income tax payable/receivable	2,874	(2,174)
Accounts payable	154	1,069
Accrued expenses	(1,059)	1,579
Deferred revenue	333	336
Other liabilities	137	(109)

Net cash provided by operating activities	1,097	97

Cash flows from investing activities
Purchases of property and equipment	(3,745)	(1,784)
Purchases of marketable securities	(11,181)	(9,319)
Sales and maturities of marketable securities	10,564	8,335

Net cash used in investing activities	(4,362)	(2,768)

Cash flows from financing activities
Proceeds from exercise of stock options	363	1,025
Excess tax benefit related to stock-based compensation	1,998	1,372
Proceeds from employee stock purchase plan	989	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(510)	(56)

Net cash provided by financing activities	2,840	2,341

Net increase (decrease) in cash and cash equivalents	(425)	(330)
Cash and cash equivalents at beginning of period	30,161	29,696

Cash and cash equivalents at end of period	$29,736	$29,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

1. Organization and Basis of Presentation

Inphi Corporation (the “Company”), a Delaware corporation, was incorporated in November 2000. The Company is a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. The Company’s semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. In addition, the semiconductor solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers, storage platforms, test and measurement equipment and military systems.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2013.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at March 31, 2013, and its consolidated results of operations and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a guidance to improve the reporting reclassifications out of accumulated other comprehensive income of various components. The guidance requires presentation of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the notes. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance during the three months ended March 31, 2013.

3. Investments

The following table summarizes the investments by investment category:

	March 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$24,677	$24,694	$24,696	$24,709
Municipal bonds	37,493	37,680	38,378	38,595
Corporate notes/bonds	23,856	24,010	22,154	22,293
Certificate of deposit	2,500	2,505	2,500	2,504
Asset backed securities	3,000	3,003	3,000	3,006

Total investments	$91,526	$91,892	$90,728	$91,107

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of March 31, 2013, we had 8 investments that were in an unrealized loss position. The gross unrealized losses on these investments at March 31, 2013 of $5 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment were $13 and $19 for the three months ended March 31, 2013 and 2012, respectively, included in other income in the consolidated statements of income which were reclassified from other comprehensive income.

The contractual maturities of available-for-sale securities at March 31, 2013 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$42,097	$42,249
Due between one and five years	49,429	49,643

	$91,526	$91,892

4. Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$651	$545
Work in process	1,777	1,592
Finished goods	2,573	2,757

	$5,001	$4,894

Finished goods held by distributors were $424 and $341 as of March 31, 2013 and December 31, 2012, respectively.

5. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012
Laboratory and production equipment	$27,543	$22,692
Office, software and computer equipment	6,843	6,206
Furniture and fixtures	865	634
Leasehold improvements	4,161	3,226

	39,412	32,758
Less accumulated depreciation	(20,541)	(18,865)

	$18,871	$13,893

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2013 and 2012 was $1,684 and $839, respectively.

As of March 31, 2013 and December 31, 2012, computer software costs included in property and equipment were $2,120 and $2,180, respectively. Amortization expense of capitalized computer software costs was $66 and $60 for the three months ended March 31, 2013 and 2012, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

6. Product Warranty Obligation

As of March 31, 2013 and December 31, 2012, the product warranty liability was $40. The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$40	$1,000
Accruals for warranties	—	750

	$40	$1,750

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

7. Other long-term liabilities

Other long-term liabilities consist of the following:

	March 31, 2013	December 31, 2012
Deferred rent	$1,714	$1,570
Income tax payable	3,095	2,452

	$4,809	$4,022

8. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three months ended March 31, 2013 and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets in the U.S. and Singapore. Thus, separate effective tax rate was applied to losses from each loss jurisdiction to compute the Company’s interim tax expense.

The Company recorded an income tax expense of $3,476 and income tax benefit of $1,270 in the three months ended March 31, 2013 and 2012, respectively. The effective tax rates were (83%) and 46% in the three months ended March 31, 2013 and 2012, respectively. The difference between the effective tax rates and the 35% federal statutory rate resulted primarily due to the change in valuation allowance (originally established in the fourth quarter of 2012), foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits and stock-based compensation adjustments.

During the three months ended March 31, 2013, the gross amount of the Company’s unrecognized tax benefits increased approximately $1,408 as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of March 31, 2013, if recognized, would affect the Company’s effective tax rate. As of March 31, 2013, the Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Numerator
Net income (loss)	$(7,671)	$(1,512)
Less amount allocable to restricted stock award	—	(1)

Net income (loss) allocable to common stockholders—basic and diluted	(7,671)	(1,511)

Denominator
Weighted average common stock	28,943,810	28,057,931
Less weighted average unvested restricted stock award	(10,705)	(19,281)

Weighted average common stock—basic and diluted	28,933,105	28,038,650

Earnings per share
Basic	$(0.27)	$(0.05)

Diluted	$(0.27)	$(0.05)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Common stock options	4,623,434	4,779,436
Restricted stock unit	2,889,093	1,319,041
Restricted stock award	10,705	19,281
Common stock warrant	2,142	—

	7,525,374	6,117,758

10. Stock–Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of March 31, 2013 and December 31, 2012, there were no unvested shares outstanding subject to the Company’s right of repurchase. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, can-not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Board but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. Upon completion of the Company’s initial public offering, shares originally reserved for issuance under

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

the 2000 Plan but which were not issued or subject to outstanding grants on the effective date of the 2010 Plan, and shares subject to outstanding options or forfeiture restriction under the 2000 Plan on the effective date of the 2010 Plan that are subsequently forfeited or terminated before being exercised, become available for awards under the 2010 Plan, up to 428,571 shares. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At March 31, 2013, 1,294,713 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	1.30%	1.38%
Expected life (in years)	6.25	6.25
Dividend yield	—	—
Expected volatility	50%	50%

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,636,680	$8.20	6.39	$13,264

Granted	128,500	8.93
Exercised	(131,586)	2.76
Canceled	(42,805)	10.26

Outstanding at March 31, 2013	4,590,789	$8.36	6.56	$15,040

Exercisable at March 31, 2013	2,888,901	$6.14	5.26	$13,986

Vested at March 31, 2013	2,497,074	$5.63	4.97	$13,467

Vested and expected to vest at March 31, 2013	4,509,048	$8.30	6.52	$14,983

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total fair value of employee options vested during the three months ended March 31, 2013 and 2012 was $2,546 and $1,117, respectively.

The weighted average grant date fair value per share of stock options granted to employees during the three months ended March 31, 2013 and 2012 was $4.37 and $6.66, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $818 and $4,533, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $363 and $1,025, respectively, for the three months ended March 31, 2013 and 2012.

Restricted Stock Units and Awards

The Company granted restricted stock units (“RSUs”) to members of the Board of Directors and employees. Most of the

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Company’s outstanding RSUs vest over four years with vesting contingent upon continuous service. The Company estimates the fair value of RSUs using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	1,791,291	$14.62
Granted	1,459,300	8.93
Vested	(136,660)	13.15
Canceled	(27,625)	15.44

Outstanding at March 31, 2013	3,086,306	11.99

Expected to vest at March 31, 2013	2,910,426

The Company granted restricted stock awards (“RSAs”) to certain members of the Board of Directors. The Company estimates the fair value of RSAs using the market price of the common stock on the date of the grant. As of December 31, 2012, the Company had 12,849 outstanding nonvested RSAs, 2,144 of which vested during the three months ended March 31, 2013 resulting to 10,705 nonvested RSAs outstanding as of March 31, 2013.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. Total common stock issued under the ESPP during the three months ended March 31, 2013 was 125,177.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.12%	0.12%
Expected life (in years)	0.49	0.50
Dividend yield	—	—
Expected volatility	47%	90%
Estimated fair value	$2.63	$5.90

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended March 31,
	2013	2012
Operating expenses
Cost of goods sold	$233	$129
Research and development	1,973	1,166
Sales and marketing	803	704
General and administrative	1,017	618

	$4,026	$2,617

Total unrecognized compensation cost related to unvested stock options at March 31, 2013, prior to the consideration of expected forfeitures, is approximately $41,620 and is expected to be recognized over a weighted-average period of 2.97 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three months ended March 31, 2013.

The following table presents information about assets required to be carried at fair value on a recurring basis:

March 31, 2013	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$4,121	$—	$4,121
Investment in marketable securities:
US treasury securities	24,694	24,694	—
Municipal bonds	37,680	—	37,680
Corporate notes/bonds	24,010	—	24,010
Certificate of deposit	2,505	—	2,505
Asset backed securities	3,003	—	3,003

	$96,013	$24,694	$71,319

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

December 31, 2012	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$9,258	$—	$9,258
Investment in marketable securities:
US treasury securities	24,709	24,709	—
Municipal bonds	38,595	—	38,595
Corporate notes/bonds	22,293	—	22,293
Certificate of deposit	2,504	—	2,504
Asset backed securities	3,006	—	3,006

	$100,365	$24,709	$75,656

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended March 31,
	2013	2012
China	$4,467	$3,681
United States	5,430	5,754
Korea	5,689	4,160
Singapore	1,176	2,142
Other	5,822	4,464

	$22,584	$20,201

As of March 31, 2013, $4,184 of long-lived tangible assets are located outside the United States, of which $3,726 are located in Taiwan. As of December 31, 2012, $4,090 of long-lived tangible assets are located outside the United States, of which $3,668 are located in Taiwan.

13. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2018. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of March 31, 2013, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2013 (remaining)	$4,502
2014	2,761
2015	2,041
2016	1,758
2017	1,810
2018	169

$13,041

For the three months ended March 31, 2013 and 2012, lease operating expense was $1,664 and $920, respectively.

Noncancelable Purchase Obligations

The Company’s noncancelable purchase obligations consisted primarily of license and consulting fees the Company committed to pay under several agreements. As of March 31, 2013, the Company’s future total noncancelable purchase obligations was $182 which are all payable in 2013.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of March 31, 2013, the total value of open purchase orders for wafers was approximately $1,775.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ’274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, the Company filed a Notice of Appeal. The Company filed its Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated June 22, 2012. The Company has one month from April 16, 2013 to file a Rebuttal Brief as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. The Company filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. The Company filed its Appeal Brief on May 8, 2012, and Netlist filed its Responsive Brief on July 2, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated February 7, 2012. The Company has one month from April 16, 2013 to file a Rebuttal Brief as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Company’s Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including the Company, timely submitted rebuttal comments on or about February 13, 2012. The USPTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from the Company and the other Requestors were filed on February 13, 2013. The merged proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2013 and December 31, 2012.

14. Related Party Transactions

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A former member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. In June 2012, the software subscription and maintenance agreement was amended to include new licensed materials effective on September 28, 2012 and will expire on December 31, 2013. Under this amendment, the Company committed to pay $2,129 payable in 5 quarterly payments through November 2013. The member of the Board of Director resigned from the Company on December 31, 2012 and therefore, no longer considered as related party. The Company paid $500 in the three months ended March 31, 2012. Operating lease expense related to this agreement included in research and development expense was $500 for the three months ended March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products, such as our isolation memory buffer, or iMB™, clock and data recovery, or CDR, complementary metal oxide semiconductor, or CMOS, and serializer/deserializer, or SerDes, products, our transimpedance amplifier, or TIA products, our quad linear driver products, expansion of our product offerings and enhancements of existing products, our expectations regarding our expenses and revenue, our tax benefits, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, repatriation of cash, our anticipated growth and growth strategies, interest rate sensitivity, adequacy of our disclosure controls, customer concentration, foundry constraints, competition, protection of our intellectual property, our dividend policy and our legal proceedings. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part II, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iMB™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. Our semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market.

We have a broad product portfolio with over 170 products as of March 31, 2013, including our 100 GbE CMOS SerDes architecture, or iPHY, which is designed to enable the development of next generation low power and high port density 100 Gigabit Ethernet, or 100 GbE, solutions to address bandwidth bottlenecks in next generation data center and communications infrastructures.

In the first quarter of 2013, we introduced the second generation 100G CMOS SerDes gearbox integrated circuit, or GB IC, for data center, enterprise and service provider line cards. The new GB IC with Tri-rate™ foundation is designed to enable seamless support of 10G, 40G and 100G Ethernet and optical transport network on a single line card.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2012 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, we delivered the following financial performance:

•	Total revenues increased by $2.4 million, or 12%, to $22.6 million.

•	Gross profit as a percentage of revenue was consistent at 63%.

•	Total operating expenses increased by $2.9 million, or 18%, to $18.7 million.

•	Income from operations decreased by $1.4 million, or 46%, to a loss of $4.4 million.

•	Diluted earnings per share decreased by $0.22, to $(0.27).

The increase in our revenue was a result of increase in consumption of our dual, differential linear TIA and iPHY 100Gbe CMOS CDR and gearbox products. In addition, the increase in revenue was due to a provision for estimated settlement of a warranty claim with a customer that was several years old which reduced our revenues in the three months ended March 31, 2012.

Our income from operations decreased due to increased operating expenses. Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From April 2012 to March 2013, we hired 73 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share decreased primarily due to increases in operating expenses and provision for income taxes.

Our cash and cash equivalents were $29.7 million at March 31, 2013, compared with $30.2 million at December 31, 2012. We generated cash flow from operations of $1.1 million during the three months ended March 31, 2013 compared to $0.1 million during the three months ended March 31, 2012. Cash used in investing activities during the three months ended March 31, 2013 was $4.4 million primarily due to purchases of marketable securities and purchases of property and equipment of $14.9 million offset by sales and maturities of marketable securities of $10.6 million. We generated cash flow from financing activities of $2.8 million primarily due to proceeds from exercise of stock options and employee stock purchase plan of $1.4 million and excess tax benefit on stock-based compensation of $2.0 million offset by minimum tax withholding paid on behalf of employees of $0.5 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2013.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended March 31,
	2013	2012
Total revenue	100%	100%
Cost of revenue	37	37

Gross profit	63	63

Operating expense:
Research and development	51	43
Sales and marketing	18	17
General and administrative	14	18

Total operating expenses	83	78

Income (loss) from operations	(20)	(15)
Other income	1	1

Income (loss) before income taxes	(19)	(14)
Provision (benefit) for income taxes	15	(6)

Net income (loss)	(34)%	(8)%

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Total revenue	$22,584	$20,201	$2,383	12%

Total revenue for the three months ended March 31, 2013 increased by $2.4 million primarily due to an increase of 15% in the average selling price of our products, partially offset by a decrease in the number of units sold of 6%. The increase in average selling price was due to change in product mix that resulted in an increase in sales of our higher priced products. The increase in revenue was also due to provision of $0.7 million for estimated settlement of a warranty claim with a customer that was several years old, which was recorded as reduction in revenue for the three months ended March 31, 2012.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Cost of revenue	$8,292	$7,424	$868	12%
Gross profit	$14,292	$12,777	$1,515	12%
Gross profit as a percentage of revenue	63%	63%	—	—

Cost of revenue for the three months ended March 31, 2013 increased by $0.9 million primarily due to increases in revenue as described above. Gross profit as a percentage of revenue was unchanged compared to prior year.

Research and Development

	Three Months Ended March 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Research and development	$11,598	$8,662	$2,936	34%

Research and development expense for the three months ended March 31, 2013 increased by $2.9 million due to the increase in research and development headcount and equity awards, which resulted in a $1.8 million increase in personnel costs and stock-based compensation expense. In addition, CAD software tool license expense increased by $0.4 million as we increased the headcount of engineers. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing products.

Sales and Marketing

	Three Months Ended March 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Sales and marketing	$3,947	$3,523	$424	12%

Sales and marketing expense for the three months ended March 31, 2013 increased by $0.4 million primarily due to increase in personnel costs, including stock-based compensation expense, consulting fees and travel expense of $0.3 million to support increasing sales activities.

General and Administrative

	Three Months Ended March 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
General and administrative	$3,155	$3,612	$(457)	(13)%

General and administrative expenses for the three months ended March 31, 2013 decreased by $0.5 million. The decrease was due to accrual of provisional costs with regard to employment and other related claims as well as associated costs of $0.8 million we recorded during the three months ended March 31, 2012. The decrease was partially offset by increase in stock-based compensation expense of $0.4 million as a result of equity awards.

Provision (benefit) for Income Tax

	Three Months Ended March 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Provision (benefit) for income tax	$3,476	$(1,270)	$4,746	374%

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three months ended March 31, 2013 and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets in the U.S. and Singapore. Thus, separate effective tax rate was applied to losses from each loss jurisdiction to compute the interim tax expense.

The income tax expense of $3.5 million for the three months ended March 31, 2013 reflects an effective tax rate of (83%). This effective tax rate for the three months ended March 31, 2013 differed from the statutory rate of 35% primarily due to the change in valuation allowance (originally established in the fourth quarter of 2012), foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits and stock-based compensation adjustments.

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash, cash equivalents and investments in marketable securities of $121.6 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$1,097	$97
Net cash used in investing activities	(4,362)	(2,768)
Net cash provided by financing activities	2,840	2,341

Net increase (decrease) in cash and cash equivalents	$(425)	$(330)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2013 primarily reflected a decrease in accounts receivable of $1.8 million, increase in deferred revenue of $0.3 million, change in income tax payable/receivable of $2.9 million, depreciation and amortization of $1.7 million, deferred income taxes and deferred tax charge of $0.7 million and stock-based compensation of $4.0 million partially offset by net loss of $7.7 million, decrease in accrued expenses of $1.1 million and excess tax benefit related to stock-based compensation of $2.0 million. Our accounts receivable decreased due to collections. Our deferred revenue increased due to shipment to distributors to meet the demands of end customers in the second quarter. Our accrued expenses decreased as a result of payment of employee related costs.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2013, consisted of cash used to purchase property and equipment of $3.7 million and purchases of marketable securities of $11.2 million, offset by sales and maturities of marketable securities of $10.6 million.

Net cash used in investing activities during the three months ended March 31, 2012, consisted of cash used to purchase property and equipment of $1.8 million and purchases of marketable securities of $9.3 million, offset by sales and maturities of marketable securities of $8.3 million

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2013 consisted of proceeds from exercise of stock options and employee stock purchase plan of $1.4 million and excess tax benefit related to stock-based compensation of $2.0 million, offset by minimum tax withholding paid on behalf of employees for restricted stock units of $0.5 million.

Net cash provided by financing activities during the three months ended March 31, 2012 consisted of proceeds from exercise of stock options of $1 million and excess tax benefit related to stock-based compensation of $1.4 million.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of March 31, 2013 consisted of $121.6 million of cash, cash equivalents and investments in marketable securities, of which $7.2 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $121.6 million and $121.3 million at March 31, 2013 and December 31, 2012, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of March 31, 2013 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, commercial paper, certificates of deposit, and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

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

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

May 8, 2013

EXHIBIT INDEX

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