Form 10-Q
period 2013-06-30
INPHI Corp
filed 2013-08-07
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of August 2, 2013 was 29,431,290.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$29,177	$30,161
Investments in marketable securities	89,768	91,107
Accounts receivable, net	11,348	13,717
Inventories	5,641	4,894
Income tax receivable	430	2,412
Prepaid expenses and other current assets	2,790	2,106

Total current assets	139,154	144,397
Property and equipment, net	18,530	13,893
Goodwill	5,875	5,875
Deferred tax charge	4,686	5,138
Other assets, net	1,153	771

Total assets	$169,398	$170,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,427	$6,888
Deferred revenue	1,520	1,083
Accrued employee expenses	3,154	3,331
Other accrued expenses	1,382	1,261
Other current liabilities	422	524

Total current liabilities	11,905	13,087
Other long-term liabilities	4,801	4,022

Total liabilities	16,706	17,109

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 29,296,459 and 28,730,046 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	214,348	205,269
Accumulated deficit	(62,549)	(53,404)
Accumulated other comprehensive income	864	1,071

Total stockholders’ equity	152,692	152,965

Total liabilities and stockholders’ equity	$169,398	$170,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$24,339	$23,308	$46,923	$43,509
Cost of revenue	8,893	8,332	17,185	15,756

Gross profit	15,446	14,976	29,738	27,753

Operating expense:
Research and development	12,796	9,910	24,394	18,572
Sales and marketing	3,706	3,745	7,653	7,268
General and administrative	2,842	2,755	5,997	6,367

Total operating expense	19,344	16,410	38,044	32,207

Income (loss) from operations	(3,898)	(1,434)	(8,306)	(4,454)
Other income	213	210	426	448

Income (loss) before income taxes	(3,685)	(1,224)	(7,880)	(4,006)
Provision (benefit) for income taxes	(2,211)	346	1,265	(924)

Net income (loss)	$(1,474)	$(1,570)	$(9,145)	$(3,082)

Earnings per share:
Basic	$(0.05)	$(0.06)	$(0.31)	$(0.11)

Diluted	$(0.05)	$(0.06)	$(0.31)	$(0.11)

Weighted-average shares used in computing earnings per share:
Basic	29,216,338	28,321,122	29,075,504	28,179,886
Diluted	29,216,338	28,321,122	29,075,504	28,179,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(1,474)	$(1,570)	$(9,145)	$(3,082)
Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of tax	(170)	9	(170)	254
Realized loss (gain) reclassified into earning, net of tax	(24)	(10)	(37)	(29)

Comprehensive income (loss)	$(1,668)	$(1,571)	$(9,352)	$(2,857)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(9,145)	$(3,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,612	2,004
Stock-based compensation	8,317	5,928
Deferred income taxes and deferred tax charge	426	(440)
Excess tax benefit related to stock-based compensation	(462)	—
Amortization of premium in marketable securities	513	594
Other noncash items	(35)	205
Changes in assets and liabilities:
Accounts receivable	2,369	(1,690)
Inventories	(747)	787
Prepaid expenses and other assets	(501)	(120)
Income tax payable/receivable	2,824	(551)
Accounts payable	(51)	749
Accrued expenses	(56)	2,997
Deferred revenue	437	868
Other liabilities	(291)	(160)

Net cash provided by operating activities	7,210	8,089

Cash flows from investing activities
Purchases of property and equipment	(9,659)	(4,330)
Proceeds from sale of equipment	—	237
Purchases of marketable securities	(21,763)	(18,555)
Sales and maturities of marketable securities	22,466	17,674

Net cash used in investing activities	(8,956)	(4,974)

Cash flows from financing activities
Proceeds from exercise of stock options	691	1,156
Excess tax benefit related to stock-based compensation	462	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,380)	(204)
Proceeds from employee stock purchase plan	989	—

Net cash provided by financing activities	762	952

Net increase (decrease) in cash and cash equivalents	(984)	4,067
Cash and cash equivalents at beginning of period	30,161	29,696

Cash and cash equivalents at end of period	$29,177	$33,763

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2013, and its consolidated results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a guidance to improve the reporting reclassifications out of accumulated other comprehensive income of various components. The guidance requires presentation of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the notes. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance during the six months ended June 30, 2013.

In July 2013, the FASB issued a guidance on the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Company is currently assessing the potential impact of the adoption of this update on our consolidated financial statements.

3. Investments

The following table summarizes the investments by investment category:

	June 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$25,264	$25,276	$24,696	$24,709
Municipal bonds	39,034	39,128	38,378	38,595
Corporate notes/bonds	22,799	22,860	22,154	22,293
Certificate of deposit	1,500	1,503	2,500	2,504
Asset backed securities	1,000	1,001	3,000	3,006

Total investments	$89,597	$89,768	$90,728	$91,107

As of June 30, 2013, we had 20 investments that were in an unrealized loss position. The gross unrealized losses on these investments at June 30, 2013 of $72 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The realized gain related to the Company’s available-for-sale investment which was reclassified from other comprehensive income was included in other income in the consolidated statements of income.

The contractual maturities of available-for-sale securities at June 30, 2013 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$46,074	$46,220
Due between one and five years	43,523	43,548

	$89,597	$89,768

4. Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$737	$545
Work in process	1,400	1,592
Finished goods	3,504	2,757

	$5,641	$4,894

Finished goods held by distributors were $467 and $341 as of June 30, 2013 and December 31, 2012, respectively.

5. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
Laboratory and production equipment	$28,585	$22,692
Office, software and computer equipment	6,908	6,206
Furniture and fixtures	833	634
Leasehold improvements	3,911	3,226

	40,237	32,758
Less accumulated depreciation	(21,707)	(18,865)

	$18,530	$13,893

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2013 was $1,928 and $3,612, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2012 was $1,165 and $2,004, respectively.

As of June 30, 2013 and December 31, 2012, computer software costs included in property and equipment were $2,478 and $2,180, respectively. Amortization expense of capitalized computer software costs was $65 and $131 for the three and six months ended June 30, 2013, respectively. Amortization expense of capitalized computer software costs was $66 and $127 for the three and six months ended June 30, 2012, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

6. Product Warranty Obligation

As of June 30, 2013 and December 31, 2012, the product warranty liability was $40. The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$40	$1,750	$40	$1,000
Accruals for warranties	—	—	—	750
Settlements	—	—	—	—

	$40	$1,750	$40	$1,750

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

7. Other long-term liabilities

Other long-term liabilities consist of the following:

	June 30, 2013	December 31, 2012
Deferred rent	$1,381	$1,570
Deferred tax liabilities	588	—
Income tax payable	2,832	2,452

	$4,801	$4,022

8. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and six months ended June 30, 2013 and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets in the U.S. and Singapore. Thus, separate effective tax rate was applied to losses from each loss jurisdiction to compute the Company’s interim tax expense. The Company recorded an income tax provision (benefit) of ($2,211) and $1,265 in the three and six months ended June 30, 2013, respectively.

For the three and six months ended June 30, 2012, the discrete method was used to calculate the Company’s interim tax expense. The Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted earnings for the year. Under the discrete method, the Company determines its tax expense based upon actual results as if the interim period were an annual period. During the three and six months ended June 30, 2012, the Company recorded an income tax provision (benefit) of $346 and ($924), respectively.

The effective tax rate for the three and six months ended June 30, 2013 was 60% and (16%), respectively from (28%) and 23% in the comparable periods of 2012, respectively. The difference between the effective tax rates and the 35% federal statutory rate resulted primarily due to the change in valuation allowance (originally established in the fourth quarter of 2012), foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits and stock-based compensation adjustments.

During the three and six months ended June 30, 2013, the gross amount of the Company’s unrecognized tax benefits increased (decreased) by approximately ($500) and $908, respectively as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of June 30, 2013, if recognized, would affect the Company’s effective tax rate. As of June 30, 2013, the Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

In June 2013, the Singapore subsidiary received notification from the Inland Revenue Authority of Singapore that the 2010 tax return will be reviewed. The review is on-going as of report date.

9. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net income (loss)	$(1,474)	$(1,570)	$(9,145)	$(3,082)
Less amount allocable to unvested early exercised options and restricted stock award	—	1	—	2

Net income (loss) allocable to common stockholders—basic and diluted	(1,474)	(1,569)	(9,145)	(3,080)

Denominator
Weighted average common stock	29,221,333	28,338,259	29,080,499	28,197,023
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	(4,995)	(17,137)	(4,995)	(17,137)

Weighted-average common stock—basic and diluted	29,216,338	28,321,122	29,075,504	28,179,886

Earnings per share
Basic	$(0.05)	$(0.06)	$(0.31)	$(0.11)

Diluted	$(0.05)	$(0.06)	$(0.31)	$(0.11)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Common stock options	4,597,452	4,870,783	4,610,371	4,825,110
Warrant to purchase common stock	2,142	2,142	2,142	2,142
Restricted stock unit	3,019,543	1,604,164	2,954,604	1,461,603
Restricted stock award	4,995	17,137	4,995	17,137

	7,624,132	6,494,226	7,572,112	6,305,992

10. Stock–Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of June 30, 2013 and December 31, 2012, there were no unvested shares outstanding subject to the Company’s right of repurchase. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

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

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. Upon completion of the Company’s initial public offering, shares originally reserved for issuance under the 2000 Plan but which were not issued or subject to outstanding grants on the effective date of the 2010 Plan, and shares subject to outstanding options or forfeiture restriction under the 2000 Plan on the effective date of the 2010 Plan that are subsequently forfeited or terminated before being exercised, become available for awards under the 2010 Plan, up to 428,571 shares. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. In May 2013, the shareholders approved the increase in the number of shares available for grant by 1,000,000. At June 30, 2013, 2,074,921 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	1.15%	1.43%	1.25%	1.39%
Expected life (in years)	6.25	6.25	6.25	6.25
Dividend yield	—	—	—	—
Expected volatility	50.00%	50.00%	50.00%	50.00%

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,636,680	$8.20	6.39	$13,264

Granted	186,400	8.90
Exercised	(188,247)	3.67
Canceled	(70,947)	10.07

Outstanding at June 30, 2013	4,563,886	$8.39	6.35	$16,504

Exercisable at June 30, 2013	3,054,010	$6.67	5.21	$15,141

Vested at June 30, 2013	2,730,785	$6.33	5.01	$14,593

Vested and expected to vest at June 30, 2013	4,493,961	$8.34	6.32	$16,433

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total grant date fair value of employee options vested during the six months ended June 30, 2013 and 2012 was $4,896 and $1,800, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The weighted average grant date fair value per share of stock options granted to employees during the six months ended June 30, 2013 and 2012 was $4.35 and $6.65, respectively.

The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $1,092 and $5,173, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $691 and $1,156, respectively, for the six months ended June 30, 2013 and 2012.

Restricted Stock Units and Awards

The Company granted restricted stock units (“RSUs”) to members of the Board of Directors and employees. Most of the Company’s outstanding RSUs vest over four years with vesting contingent upon continuous service. The Company estimates the fair value of RSUs using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	1,791,291	$14.62
Granted	1,678,147	8.96
Vested	(404,147)	15.99
Canceled	(56,638)	12.54

Outstanding at June 30, 2013	3,008,653	$11.32

Expected to vest at June 30, 2013	2,847,302

The Company granted restricted stock awards (“RSAs”) to certain members of the Board of Directors. The Company estimates the fair value of RSAs using the market price of the common stock on the date of the grant. As of December 31, 2012, the Company had 12,849 outstanding nonvested RSAs, 7,854 of which vested during the six months ended June 30, 2013 resulting to 4,995 nonvested restricted stock awards outstanding as of June 30, 2013.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. The total common stock issued under the ESPP during the six months ended June 30, 2013 was 125,177.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.12%	0.12%
Expected life (in years)	0.49	0.50
Dividend yield	—	—
Expected volatility	47.00%	90.00%
Estimated fair value	$2.63	$5.90

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses
Cost of goods sold	$281	$190	$514	$319
Research and development	2,256	1,481	4,229	2,647
Sales and marketing	753	840	1,556	1,544
General and administrative	1,001	800	2,018	1,418

	$4,291	$3,311	$8,317	$5,928

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at June 30, 2013, prior to the consideration of expected forfeitures, is approximately $39,408 and is expected to be recognized over a weighted-average period of 2.71 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and six months ended June 30, 2013.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets required to be carried at fair value on a recurring basis:

	Total	Level 1	Level 2
June 30, 2013
Assets
Cash equivalents:
Money market funds	$5,899	$—	$5,899
Investment in marketable securities:
US treasury securities	25,276	25,276	—
Municipal bonds	39,128	—	39,128
Corporate notes/bonds	22,860	—	22,860
Certificate of deposit	1,503	—	1,503
Asset backed securities	1,001	—	1,001

	$95,667	$25,276	$70,391

	Total	Level 1	Level 2
December 31, 2012
Assets
Cash equivalents:
Money market funds	$9,258	$—	$9,258
Investment in marketable securities:
US treasury securities	24,709	24,709	—
Municipal bonds	38,595	—	38,595
Corporate notes/bonds	22,293	—	22,293
Certificate of deposit	2,504	—	2,504
Asset backed securities	3,006	—	3,006

	$100,365	$24,709	$75,656

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
China	$3,728	$5,451	$8,196	$9,132
United States	6,750	6,323	12,180	12,076
Korea	5,523	4,667	11,211	8,827
Other	8,338	6,867	15,336	13,474

	$24,339	$23,308	$46,923	$43,509

As of June 30, 2013, $3,783 of long-lived tangible assets are located outside the United States, of which $3,403 are located in Taiwan. As of December 31, 2012, $4,090 of long-lived tangible assets are located outside the United States, of which $3,668 are located in Taiwan.

13. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2016. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of June 30, 2013, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2013 (remaining)	$2,836
2014	2,268
2015	1,750
2016	1,758
2017	1,810
2018	188

$10,610

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

For the three and six months ended June 30, 2013, lease operating expense was $1,379 and $3,043, respectively. For the three and six months ended June 30, 2012, lease operating expense was $878 and $1,798, respectively.

Noncancelable Purchase Obligations

The Company’s noncancelable purchase obligation consisted primarily of license fees the Company committed to pay. As of June 30, 2013, the Company’s future total noncancelable purchase obligation was $100 which is payable in 2013.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of June 30, 2013, the total value of open purchase orders for wafers was approximately $2,448.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ‘274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, the Company filed a Notice of Appeal. The Company filed its Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated June 22, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. A communication from the USPTO is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. The Company filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. The Company filed its Appeal Brief on May 8, 2012, and Netlist filed its Responsive Brief on July 2, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated February 7, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. A communication from the USPTO is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2012.

14. Related Party Transactions

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A former member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. In June 2012, the software subscription and maintenance agreement was amended to include new licensed materials effective on September 28, 2012 and will expire on December 31, 2013. Under this amendment, the Company committed to pay $2,129 payable in 5 quarterly payments through November 2013. The member of the Board of Director resigned from the Company on December 31, 2012 and therefore, no longer considered as related party. The Company paid $1,000 in the six months ended June 30, 2012. Operating lease expense related to this agreement included in research and development expense was $500 and $1,042 for the three and six months ended June 30, 2012, respectively.

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

We have a broad product portfolio with over 170 products as of June 30, 2013, including our 100 GbE CMOS SerDes architecture, or iPHY, which is designed to enable the development of next generation low power and high port density 100 Gigabit Ethernet, or 100 GbE, solutions to address bandwidth bottlenecks in next generation data center and communications infrastructures.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2012 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, we delivered the following financial performance:

•

Total revenues increased by $1.0 million, or 4%, to $24.3 million in the three months ended June 30, 2013. In the six months ended June 30, 2013, total revenues increased by $3.4 million, or 8%, to $46.9 million.

•

Gross profit as a percentage of revenue slightly decreased to 63.5% from 64.3% in the three months ended June 30, 2013. In the six months ended June 30, 2013, gross profit as a percentage of revenue decreased to 63.4% from 63.8%.

•

Total operating expenses increased by $2.9 million, or 18%, to $19.3 million in the three months ended June 30, 2013. In the six months ended June 30, 2013, total operating expenses increased by $5.8 million, or 18%, to $38.0 million.

•

Income from operations decreased by $2.5 million, or 172%, to a loss from operations of $3.9 million in the three months ended June 30, 2013. In the six months ended June 30, 2013, income from operations decreased by $3.9 million, or 86%, to a loss from operations of $8.3 million.

•	Diluted earnings per share increased by $0.01 to ($0.05) in the three months ended June 30, 2013. In the six months ended June 30, 2013, diluted earnings per share decreased by $0.20 to ($0.31).

This increase in our revenue was a result of increase in consumption of our dual, differential linear TIA, iPHY 100Gbe CMOS gearbox products and isolation memory buffer.

Our income from operations decreased due to increased operating expenses. Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From July 2012 to June 2013, we hired 70 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share decreased primarily due to increase in operating expenses.

Our cash and cash equivalents were $29.2 million at June 30, 2013, compared with $30.2 million at December 31, 2012. We generated cash flow from operations of $7.2 million during the six months ended June 30, 2013 compared to $8.1 million during the six months ended June 30, 2012. Cash used in investing activities during the six months ended June 30, 2013 was $9.0 million primarily due to purchases of marketable securities and purchases of property and equipment offset by sales and maturities of marketable securities. We generated cash flow from financing activities of $0.8 million primarily due to proceeds from exercise of stock options and employee stock purchase plan of $1.7 million and excess tax benefit on stock-based compensation of $0.5 million offset by minimum tax withholding paid on behalf of employees of $1.4 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2013.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue	100%	100%	100%	100%
Cost of revenue	36	36	37	36

Gross profit	64	64	63	64

Operating expense:
Research and development	53	42	52	43
Sales and marketing	15	16	16	17
General and administrative	12	12	13	14

Total operating expenses	80	70	81	74

Income (loss) from operations	(16)	(6)	(18)	(10)
Other income	1	1	1	1

Income (loss) before income taxes	(15)	(5)	(17)	(9)
Provision (benefit) for income taxes	(9)	2	3	(2)

Net income (loss)	(6)%	(7)%	(20)%	(7)%

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenue

	Three Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Total revenue	$24,339	$23,308	$1,031	4%

	Six Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Total revenue	$46,923	$43,509	$3,414	8%

Total revenue for three and six months ended June 30, 2013 increased compared to corresponding 2012 periods due to changes in number of units sold and average selling price. For the three months ended June 30, 2013, number of units sold increased by 10% mainly from sale of our dual, differential linear TIA, iPHY 100Gbe CMOS gearbox products and isolation memory buffer. The increase was offset partially by decrease in average selling price of 5% due to product mix, mainly from reduction of average selling price of our high speed memory interface products. For the six months ended June 30, 2013, number of units sold and average selling price increased by 2% and 4%, respectively. The increase in number of units sold was due to sale of our dual, differential linear TIA, iPHY 100Gbe CMOS gearbox products, isolation memory buffer and high speed memory interface products. The increase in average selling price was due to product mix that resulted in an increase in sales of our higher priced products. The increase in revenue for the six months ended June 30, 2013 was also due to provision of $0.7 million for estimated settlement of a warranty claim with a customer that was several years old, which was recorded as reduction in revenue for the six months ended June 30, 2012.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Cost of revenue	$8,893	$8,332	$561	7%
Gross profit	$15,446	$14,976	$470	3%
Gross profit as a percentage of revenue	64%	64%	—	—

	Six Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Cost of revenue	$17,185	$15,756	$1,429	9%
Gross profit	$29,738	$27,753	$1,985	7%
Gross profit as a percentage of revenue	63%	64%	—	(1)%

Gross profit for the three and six months ended June 30, 2013 increased primarily due to increases in revenue as described above. Gross profit as a percentage of revenue was relatively unchanged for both periods as compared to the prior year.

Research and Development

	Three Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Research and development	$12,796	$9,910	$2,886	29%

	Six Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Research and development	$24,394	$18,572	$5,822	31%

Research and development expenses for three and six months ended June 30, 2013 increased due to the increase in research and development headcount and equity awards, which resulted in $2.1 million and $3.8 million increase in personnel costs and stock-based compensation expense, respectively. In addition, CAD software tool license expense increased by $0.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively, due mainly to increased headcount of engineers. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing products.

Sales and Marketing

	Three Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Sales and marketing	$3,706	$3,745	($39)	(1%)

	Six Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Sales and marketing	$7,653	$7,268	$385	5%

Sales and marketing expenses for six months ended June 30, 2013 increased primarily due to an increase in personnel costs, including stock-based compensation expense of $0.1 million, to support sales activities.

General and Administrative

	Three Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
General and administrative	$2,842	$2,755	$87	3%

	Six Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
General and administrative	$5,997	$6,367	($370)	(6%)

General and administrative expenses for the six months ended June 30, 2013 decreased by $0.4 million. The decrease was due to accrual of provisional costs with regard to employment and other related claims as well as associated costs of $0.7 million we recorded during the six months ended June 30, 2012. The decrease was partially offset by increase in stock-based compensation expense of $0.5 million as a result of equity awards.

Provision (benefit) for Income Taxes

	Three Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	($2,211)	$346	$(2,557)	(739)%

	Six Months Ended June 30,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,265	($924)	$2,189	237%

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three and six months ended June 30, 2013 and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets in the U.S. and Singapore. Thus, separate effective tax rate was applied to losses from each loss jurisdiction to compute the interim tax expense.

The income tax expense (benefit) for the three and six months ended June 30, 2013 reflects an effective tax rate of 60% and (16%), respectively. The effective tax rates for the three and six months ended June 30, 2013 differs from the statutory rate of 35% primarily due to the change in valuation allowance (originally established in the fourth quarter of 2012), foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits and stock-based compensation adjustments.

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash, cash equivalents and investments in marketable securities of $118.9 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$7,210	$8,089
Net cash used in investing activities	(8,956)	(4,974)
Net cash provided by financing activities	762	952

Net increase (decrease) in cash and cash equivalents	$(984)	$4,067

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2013 primarily reflected a decrease in accounts receivable of $2.4 million, change in income tax payable/receivable of $2.8 million, depreciation and amortization of $3.6 million and stock-based compensation of $8.3 million offset by net loss of $9.1 million and increase in inventories of $0.7 million. Our receivables decreased due to collections. Our inventories increased a result of growing production for expected delivery to customers in the third quarter of 2013.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2013, consisted of cash used to purchase property and equipment of $9.7 million and purchases of marketable securities of $21.8 million, offset by sales and maturities of marketable securities of $22.5 million.

Net cash used in investing activities during the six months ended June 30, 2012, consisted of cash used to purchase property and equipment of $4.3 million and purchases of marketable securities of $18.6 million, offset by sales and maturities of marketable securities of $17.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2013 consisted of proceeds from exercise of stock options and employee stock purchase plan of $1.7 million and excess tax benefit related to stock-based compensation of $0.5 million, offset by minimum tax withholding paid on behalf of employees for restricted stock units of $1.4 million.

Net cash provided by financing activities during the six months ended June 30, 2012 consisted primarily of proceeds from exercise of stock options of $1.2 million.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of June 30, 2013 consisted of $118.9 million of cash, cash equivalents and investments in marketable securities, of which $6.7 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $118.9 million and $121.3 million at June 30, 2013 and December 31, 2012, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of June 30, 2013 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, certificates of deposit, and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

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

August 7, 2013

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