Form 10-K
period 2013-12-31
INPHI Corp
filed 2014-03-05
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of June 30, 2013, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $307 million, based on the closing price of the common stock as reported on the New York Stock Exchange for that date.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 27, 2014 was 30,812,412.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2013.

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

We have ongoing, informal collaborative discussions with industry and technology leaders such as Advanced Micro Devices, Inc. (AMD), Alcatel-Lucent, ARM Ltd., Ciena Corporation, Cisco Systems, Inc., Huawei Technologies Co., Ltd., Juniper Networks Inc., Intel Corporation, Micron Technology, Inc., Samsung and SK Hynix Inc. to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications and computing systems. Although, we generally do not have any formal collaboration agreements with these entities, we often engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, original equipment manufacturers or OEMs, systems manufacturers and standards bodies. Our products are designed into systems sold by OEMs, including Alcatel-Lucent, Ciena, Cisco, Dell Inc., EMC Corporation, Hewlett-Packard Company, Huawei, International Business Machines Corporation (IBM), Juniper and Oracle Corporation. We believe we are one of a limited number of suppliers to these OEMs, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to other intermediary systems or module manufacturers that, in turn, sell to these OEMs.

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

•

Analog Design Expertise. We believe that we are a leader in developing broadband analog semiconductors operating at high frequencies of up to 100 GHz. High-speed analog circuit design is extremely challenging because, as frequencies increase, semiconductors are increasingly sensitive to temperature, power supply noise, process variation and interaction with neighboring circuit elements. Development of components that work robustly at high frequencies requires an understanding of analog circuit design, including electromagnetic theory and practical experience in implementation and testing. Our analog design expertise has enabled us to design and commercially ship several first in the world technologies including the first 100G linear transimpedance amplifier, or TIA, that is now being widely deployed in volume globally in Long Haul networking infrastructures. We also launched the industry’s first complementary metal oxide semiconductor, or CMOS, based 100G physical layers or PHYs and clock and data recovery, or CDRs, for Ethernet and optical transport network applications. These high speed serial PHYs, are designed in a generic CMOS process to target much lower power compared to silicon germanium or SiGe based products, while reducing the design footprint and improving manufacturability.

•

Strong Relationships with Industry Leaders. We develop many of our high-speed analog semiconductor solutions for applications and systems that are driven by industry leaders in the communications, datacenter and computing markets. Through our established relationships with industry leaders, we have repeatedly demonstrated the ability to address their technological challenges. As a result, we are designed into several of their current systems and believe we are well-positioned to develop high-speed analog semiconductor solutions for their emerging architectures. For instance, our high-speed memory interface designs have been validated for Intel’s Xeon® Core i7® and next generation platforms. We have ongoing, informal collaborative discussions with communication and networking companies such as Alcatel-Lucent, Cisco, Ciena, Huawei, and Juniper, among others to address their next generation 100G efforts. Specifically, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. As a result of our development efforts with industry leaders, we help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs and systems manufacturers, as well as standards bodies such as the Joint Electronic Device Engineering Councils, or JEDEC, and the Institute of Electrical and Electronic Engineers, or IEEE, and the Optical Internetworking Forum, or OIF, to establish industry standards.

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

•

High-Speed Package Modeling and Design. We have developed deep expertise in high-speed package modeling and design, since introducing the first high-speed 50 GHz MUX and DEMUX product in 2001. At high frequencies, the interaction between an analog device, its package and the external environment can significantly affect product performance. Accurately modeling and developing advanced packaging allows semiconductor solutions to address this challenge. Due to the advanced nature of this work, there is a limited supply of engineers with experience in high-speed package modeling and design, and therefore, this required expertise can be difficult to acquire for companies that have not invested in developing such a skill set. We have developed an infrastructure to simulate electrical, mechanical and thermal properties of devices and packages that we integrate within our semiconductor design process and implement at our third-party packaging providers. Modeling is an inherently iterative process, and since our model libraries are used extensively by our circuit designers, the accuracy and value of these models increases over time. Our current packaging and modeling techniques enable us to deliver semiconductors that are energy efficient, offer high-speed processing and enable advanced signal integrity, all in a small footprint.

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

As of December 31, 2013, we have a wide range product portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, retiming and buffering data and clock signals at speeds up to 100 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. We introduced 20 and 15 new products in 2013 and 2012, respectively. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as five years or more.

In 2010, we began to ship in production volume a “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 39%, 45% and 13% of our total revenue in 2013, 2012 and 2011, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 10% and 14% of our total revenue in 2013 and 2012, respectively. There were no other products that generated more than 10% of our total revenue in 2013, 2012 or 2011.

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

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog semiconductor solutions for their future products. During the year ended December 31, 2013, we sold our products to more than 160 customers.

Sales to customers in Asia accounted for 71%, 65% and 69% of our total revenue in 2013, 2012 and 2011, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2013, sales to Samsung, including its subcontractors and SK Hynix, including its subcontractor accounted for 20% and 16% of our total revenue, respectively, and our 10 largest customers collectively accounted for 70% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 11% of our total revenue in the year ended December 31, 2013. In the year ended December 31, 2012, sales to Samsung, including it subcontractors and SK Hynix accounted for 23% and 15% of our total revenue, respectively, and our 10 largest customers collectively accounted for 75% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 14% of our total revenue in the year ended December 31, 2012. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2013 or 2012.

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

In addition to our direct customers, we work closely with technology leaders such as Intel, ARM and AMD for the computing and storage markets and Alcatel-Lucent, Ciena, Cisco, Huawei and Juniper for the networking and communications market to anticipate and solve next generation challenges facing our customers. As part of the sales and product development process, we often design our products in close collaboration with these industry leaders and help define their architecture. We also participate actively in setting industry standards with organizations such as IEEE, JEDEC and OIF to have a voice in the definition of future market trends.

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors. For the year ended December 31, 2013, 84% of our revenue was generated by our direct sales team and third-party sales representatives. We operate direct sales offices in Japan, Korea, Singapore, and the United States and employ sales personnel that cover our direct customers and manage our channel partners. We utilize five sales representatives and/or distributors in Asia, a distributor in Europe, a distributor in Israel, a distributor in Japan and six sales representatives and one distributor in North America. Our channel network includes more than 100 sales professionals to support our products and customers, including seven in Japan, 31 in Asia (other than Japan), 34 in North America and 16 in Europe, the Middle East and Africa, or EMEA. All of these sales professionals are sales agents and are employed by our distributors and sales representatives except for 22 sales agents who are our direct employees, including two in Japan, eight in Asia, nine in North America and three in EMEA. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales team using web-based tools.

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

•

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, OSE in Taiwan, Advanced Semiconductor Engineering or ASE in California, STATS ChipPAC in Korea, Evans Analytical Group or EAG in North America and Presto Engineering in North America are our test partners. We also perform testing in our Westlake Village, California, facility.

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

We have assembled a core team of experienced engineers and systems designers in three design centers located in the United States, Singapore and United Kingdom. Our technical team typically has, on average, more than 21 years of industry experience with more than 65% having advanced degrees and more than 22% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement and military systems. In 2013, 2012 and 2011, our research and development expenses were $50.5 million, $40.1 million and $28.6 million, respectively.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2013, we had 38 issued and allowed patents in the United States and other patent applications pending in the United States. The 38 issued and allowed patents in the United States expire in the years beginning in 2021 through 2029. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

Employees

At December 31, 2013, we employed 229 full-time equivalent employees, including 138 in research, product development and engineering, 33 in sales and marketing, 21 in general and administrative management and 37 in manufacturing engineering and operations. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports with the SEC on our website.

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

As of December 31, 2013, we had an accumulated deficit of $66.6 million. We have incurred net losses in each year through 2008. We also generated net loss of $13.2 million and $20.7 million for the years ended December 31, 2013 and 2012, respectively. We generated net income of $1.9 million for the year ended December 31, 2011. We may continue to incur net losses in the future.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

For the year ended December 31, 2013, sales to Samsung, including its subcontractors and SK Hynix, including its subcontractor accounted for 20% and 16% of our total revenue, respectively, and our 10 largest customers collectively accounted for 70% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 11% of our total revenue in the year ended December 31, 2013. For the year ended December 31, 2012, Samsung, including its subcontractors and SK Hynix accounted for 23% and 15% of our total revenue, respectively, and our 10 largest customers collectively accounted for 75% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 14% of our total revenue in the year ended December 31, 2012. Some of our customers, including Samsung, SK Hynix and Micron, use our products primarily in high-speed memory devices. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns.

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

Our products are sold as components or as modules for use in larger electronic equipment sold by our customers. A product usually goes through an intense qualification and testing period performed by our customers before being used in production. We primarily outsource our product testing to third parties and also perform some testing in our Westlake Village, California, facility. We inspect and test parts, or have them inspected and tested in order to screen out parts that may be weak or potentially suffer a defect incurred through the manufacturing process. From time to time, we are subject to warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards. For example, in September 2010, we were informed of a claim related to repair and replacement costs in connection with shipments of over 4,000 integrated circuits made by us during the summer and fall of 2009. We assessed, provided and accumulated additional warranty reserves based on estimated, probable costs to replace these units. Based on our standard warranty provisions, we provided replacement parts to the customer for the known and suspected failures that had occurred. In June 2012, we entered into a settlement agreement with the customer in which we paid $1.75 million in July 2012.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more, as well as other products in more volatile high growth or rapidly changing areas, which may have shorter life cycles of only two to three years. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. In 2009, we successfully introduced and began to ship a new product in production which we identify as product number INSSTE32882-GS04, or the GS04 product, and which consists of an integrated PLL and register buffer. Sales of the GS04 product comprised 18% of our total revenue in 2010. In 2010, we also began to ship in production volume a “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 39%, 45% and 13% of our total revenue in 2013, 2012 and 2011, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier that we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 10% and 14% of our total revenue in 2013 and 2012, respectively. There were no other products that generated more than 10% of our total revenue in 2013, 2012 or 2011.

The GS02 and GS04 products matured in 2012 and 2011, respectively and as a result, sales of both products declined and were supplanted in part by newer parts which we developed. This underscores the importance of the need for us to continually develop and introduce new products to diversify our revenue base as well as generate new revenue to replace and build upon the success of previously introduced products which may be rapidly maturing.

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

To date, a substantial portion of our revenue has been attributable to demand for our products in the communications and computing markets and the growth of these overall markets. These markets have fluctuated in size and growth in recent times. Our operating results are impacted by various trends in these markets. These trends include the deployment and broader market adoption of next generation technologies, such as 100G and 100Gbe CMOS CDR and Serdes, in communications and enterprise networks, timing of next generation network upgrades, the introduction and broader market adoption of next generation server platforms, timing of enterprise upgrades and the introduction and deployment of high-speed memory interfaces in computing platforms. We are unable to predict the timing or direction of the development of these markets with any accuracy. In addition, because some of our products are not limited in the systems or geographic areas in which they may be deployed, we cannot always determine with accuracy how, where or into which applications our products are being deployed. If our target markets do not grow or develop in ways that we currently expect, demand for our semiconductor products may decrease and our business and operating results could suffer.

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

In 2013, we derived 84% of our total revenue from sales by our direct sales team and third-party sales representatives. In addition, in 2013 and 2012, approximately 16% and 15% of our sales were made through third-party distributors, respectively. Two of our distributors, which sell solely to Micron, accounted for 11% our total revenue in both 2013 and 2012. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

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

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of certain key personnel, including Dr. Loi Nguyen, one of our founders and our Vice President of Networking, Communications and Multi-Market Products. In February 2011, our Chief Technology Officer resigned and we promoted our Vice President of Engineering for New Business Initiatives to serve as our new Chief Technology Officer. In February 2012, our President and Chief Executive Officer, Young K. Sohn resigned and was succeeded by Ford Tamer. Changes in our management team could negatively affect our operations and our relationships with our customers, employees and market leaders. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

We maintain a significant portfolio of marketable securities. Changes in the value of this portfolio could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, certificates of deposit and asset backed securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the asset-backed securities included in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks by investing in high quality securities and continuously monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We will need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting in our annual report on Form 10-K starting fiscal year ended December 31, 2011. Section 404 compliance has in the past and may continue to divert internal resources and require significant amount of time and effort to complete. If we fail to do so, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The New York Stock Exchange, or NYSE, the Securities and Exchange Commission, or the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments, which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $50.5 million in 2013, $40.1 million in 2012 and $28.6 million in 2011. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

Our business, financial condition and results of operations could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which we conduct business.

Our business and operating results are impacted by worldwide economic conditions. Uncertainty about current global economic conditions may cause businesses to continue to postpone spending in response to tighter credit, unemployment or negative financial news. This in turn could have a material negative effect on the demand for our semiconductor products or the products into which our semiconductors are incorporated. Multiple factors relating to our international operations and to particular countries in which we operate could negatively impact our business, financial condition and results of operations. These factors include:

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted new disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. Those new rules, which will require reporting in 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.

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

Due to the nature of our compensation program, our executive officers can sell shares of our common stock, often pursuant to trading plans established under Rule 10b5-1 of the Exchange Act. As a result, sales of common stock by our executive officers may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

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

We lease 28,957 square feet of office space in Santa Clara, California which currently serves as our principal executive office and the lease will expire on April 10, 2018. We also lease 29,090 square feet of office space in Westlake Village, California under a lease that expires on December 31, 2016, which we amended in 2012 to expand the leased space by 11,432 square feet for sixty months starting January 1, 2013 through December 31, 2017. Our Singapore subsidiary currently leases 2,368 square feet of office space in Singapore under a lease that expires on May 31, 2014. Our United Kingdom subsidiary currently leases office space in Northamptonshire, England under a lease that expires on March 30, 2016. We believe that current facilities, are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 14 of Notes to Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data”.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that we raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ‘274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. We provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, we filed a Notice of Appeal. We filed the Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated June 22, 2012. We filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place on November 20, 2013. The Patent Trial and Appeal Board (PTAB) issued its decision on January 16, 2014, finding the Examiner erred in declining to adopt 8 of the 9 different rejections that had been proposed by us. We requested a rehearing of the decision not to adopt the remaining one rejection that had been proposed by us and was not adopted by the PTAB and is awaiting a response to that request, while Netlist has requested and been granted a one-month extension of time regarding its response to the PTAB decision. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues we raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. We provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. We then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. We submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. We filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. We filed its Appeal Brief on May 8, 2012, and Netlist filed its Responsive Brief on July 2, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated February 7, 2012. We filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place in front of the PTAB on November 20, 2013. The PTAB issued its decision on January 16, 2014, affirming the Examiner’s decision as to all of the challenged claims. We since made a request for rehearing of the decision, and are awaiting a response to that request, as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues we raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon our request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by us in our Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including us, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including us, timely submitted rebuttal comments on or about February 13, 2012. The USPTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from us and the other Requestors were filed on February 13, 2013. The parties are still awaiting for the PTO’s position as to the patentability of the claims in their current form based on these recently filed communications. The merged proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

The reexamination proceedings could result in a determination that the patents-in-suit, in whole or in part, are valid or invalid, as well as modifications of the scope of the patents-in-suit.

Based on these papers the Court in January 2014 ordered a continued stay of the proceedings, took the litigation off the active court calendar, and requested that the parties file a joint status report on May 1, 2014 and every 120 days thereafter advising the Court as to status of the reexamination proceedings at which times, the Court could decide to maintain or lift the stay.

While we intend to defend the foregoing lawsuit vigorously, litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect our business.

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

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “IPHI”. The following table sets forth the range of high and low sales prices for our common stock in each quarter:

2013	Low	High
Fourth Quarter	$10.88	$14.88
Third Quarter	10.59	13.85
Second Quarter	8.62	11.53
First Quarter	7.95	10.95

2012	Low	High
Fourth Quarter	$7.45	$10.92
Third Quarter	8.59	12.25
Second Quarter	7.99	14.79
First Quarter	11.50	16.94

As of February 27, 2014, we had approximately 40 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on November 11, 2010 (the day of our initial public offering) in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on November 11, 2010 and ending on December 31, 2013. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with Part II, “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2013 and 2012, and the selected statements of operations data for each of the years ended December 31, 2013, 2012 and 2011, have been derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2011, 2010 and 2009 and the selected statements of operations data for the years ended December 31, 2010 and 2009 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue(1)	$102,664	$91,206	$79,297	$83,193	$58,852
Cost of revenue(2)	37,095	32,684	28,687	29,438	21,269

Gross profit	65,569	58,522	50,610	53,755	37,583

Operating expense:
Research and development(2)	50,516	40,102	28,565	23,781	17,847
Sales and marketing(2)	15,741	14,052	12,700	8,823	7,704
General and administrative(2)	11,614	12,300	9,141	9,212	3,947

Total operating expense	77,871	66,454	50,406	41,816	29,498

Income (loss) from operations	(12,302)	(7,932)	204	11,939	8,085
Interest and other income (expense)	876	914	509	(50)	73

Income (loss) before income taxes	(11,426)	(7,018)	713	11,889	8,158
Provision (benefit) for income taxes(3)	1,752	13,673	(1,218)	(14,242)	829

Net income (loss)	$(13,178)	$(20,691)	$1,931	$26,131	$7,329

Net income (loss) allocable to common and participating common securities	$(13,178)	$(20,691)	$1,931	$5,326	$136

Earnings per share:
Basic	$(0.45)	$(0.73)	$0.07	$1.03	$0.08

Diluted	$(0.45)	$(0.73)	$0.07	$0.61	$0.05

Weighted-average shares used in computing earnings per share:
Basic	29,493,005	28,378,680	26,799,237	5,086,169	1,668,876
Diluted	29,493,005	28,378,680	29,367,423	8,546,537	2,785,277

(1)	Samsung, together with associated entities, held over 13% of our outstanding shares of common stock before our initial public offering. After our initial public offering in November 2010, Samsung, together with associated entities, holds less than 10% of our outstanding shares of common stock. As a result of decline in ownership below 10% of our common stock, we no longer consider Samsung a related party. Revenues from Samsung were $27,940 and $21,235 for the years ended December 31, 2010 and 2009, respectively.

Footnotes continued on the following page.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,667	$30,161	$29,696	$110,172	$19,061
Investments in marketable securities	90,890	91,107	89,283	—	—
Working capital	129,013	131,310	129,395	116,887	20,055
Total assets	182,342	170,074	172,628	158,957	34,472
Total liabilities	22,949	17,109	14,224	16,271	11,588
Convertible preferred stock	—	—	—	—	77,616
Total stockholders’ equity (deficit)	$159,393	$152,965	$158,404	$142,686	$(54,732)

Footnotes continued from the prior page.

(2)	Stock-based compensation expense is included in our results of operations as follows:

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Operating expenses:
Cost of revenue	$1,086	$726	$315	$107	$31
Research and development	8,586	5,833	3,214	1,381	475
Sales and marketing	3,204	2,660	2,054	526	238
General and administrative	4,102	3,240	1,609	691	421

(3)	The provision (benefit) for income taxes for the year ended December 31, 2012 included the establishment of valuation allowance against deferred tax assets. The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 included the releases and reversals of valuation allowances against deferred tax assets provided in prior periods. Please see note 8 to the notes to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. We often refer to our business as covering various data transport segments from “fiber to memory”. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market. We have a wide range product portfolio with many products sold in communication and datacenter markets as of December 31, 2013. We have ongoing, informal collaborative discussions with industry and technology leaders such as AMD, Cisco, Alcatel-Lucent, Ciena, Huawei, Juniper and Intel to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications and computing systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

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

•

In 2013, we introduced the second generation 100G CMOS SerDes gearbox integrated circuit, or GB IC, for data center, enterprise and service provider line cards. The new GB IC with Tri-rate™ foundation is designed to enable seamless support of 10G, 40G and 100G Ethernet and optical transport network on a single line card. We also began shipping an improved version of iMB™ which delivers up to 35% improvement in LRDIMM bandwidth for 768BG memory capacities and 40% improvement in memory bandwidth for servers up to 512GB memory capacities. We also introduced the next generation high speed memory interface product, DDR4 register for the computing market. We also began shipping the industry’s first quad linear driver designed for linear transmitters to enable next-generation 100G/400G coherent systems to address the need for higher speed, higher performance networking infrastructure.

Our products are designed into systems sold by OEMs, including Alcatel-Lucent, Ciena, Cisco, Dell, EMC, HP, IBM, Juniper and Oracle. We believe we are one of a limited number of suppliers to these OEMs, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, original design manufacturers, or ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2013, we sold our products to more than 160 customers. A significant portion of our revenue has been generated by a limited number of customers. Sales to Samsung, including its subcontractors accounted for 20% and 23% of our total revenue and sales directly and through distributors to Micron accounted for 11% and 14% of our total revenue for the years ended December 31, 2013 and 2012, respectively. In addition, sales to SK Hynix, including its subcontractor accounted for 16% and 15% of our total revenue for the years ended December 31, 2013 and 2012, respectively. Substantially all of our sales to date, including our sales to Samsung, Micron and SK Hynix, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 100 million high-speed analog semiconductors. Our total revenue increased to $102.7 million for the year ended December 31, 2013 from $91.2 million for the year ended December 31, 2012. As of December 31, 2013, our accumulated deficit was $66.6 million.

Sales to customers in Asia accounted for 71%, 65% and 69% of our total revenue in 2013, 2012 and 2011, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end users outside Asia.

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

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2013 compared to the year ended December 31, 2012, we delivered the following financial performance:

•	Total revenues increased by $11.5 million, or 13%, to $102.7 million.

•	Gross profit as a percentage of revenue was consistent at 64%.

•	Total operating expenses increased by $11.4 million, or 17%, to $77.9 million.

•	Loss from operations increased by $4.4 million, to loss of $12.3 million.

•	Provision for income tax decreased by $11.9 million, to $1.8 million.

•	Diluted loss per share decreased by $0.28, to ($0.45).

The increase in our revenue for the year ended December 31, 2013 was a result of an increase in consumption of our dual, differential linear TIAs, iPHY 100Gbe CMOS gearbox products and iMB™.

Total operating expenses increased due primarily to an increase in headcount and stock-based compensation. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. In addition, in 2013, we hired 64 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business. Our provision for income taxes decreased by $11.9 million due to the establishment of a valuation allowance against deferred tax assets in 2012 based on the assessment made at year-end that considered factors such as passage of new California tax law and our cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences. Our diluted loss per share decreased primarily due to establishment of valuation allowance against deferred tax assets during the year ended December 31, 2012 partially offset by increase in operating loss.

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

Approximately 16% of our sales were made through third-party distributors in 2013. Sales to distributors are included in deferred revenue and we include the related costs in inventory until sales and delivery to the end customers occurs. Two distributor arrangements, which together accounted for 11% of our total revenue in 2013, allow for limited price protection and rights of stock rotation on product unsold by the distributors. The price protection rights allow distributors the right to a credit in the event of declines in the price of our product that they hold prior to the sale to a specific end customer. In the event that we reduce the selling price of products held by distributors, deferred revenue related to distributors with price protection rights is reduced upon notification to the customer of the price change. Stock rotation in the two distributor arrangements is limited to returns for exchange only for a small percentage of product (5%-10%) purchased over a limited period of time (during the immediately prior three to nine months). Other than these two arrangements, no other customer arrangements include any rights of return or acceptance provisions. Revenue recognition on product sales through distributors is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data prior to the release of our consolidated financial statements regarding the product, price, quantity and end customer when products are resold, as well as the quantities of our products they still have in stock.

We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. Our policy is to record an allowance for doubtful accounts based on specific collection issues we have identified, aging of underlying receivables and historical experience of uncollectible balances. As of both December 31, 2013 and 2012, our allowance for doubtful accounts was $152,000.

We have not made any material changes in the accounting methodology we use to record the allowance for doubtful accounts during the past three years. If actual results are not consistent with the assumptions and estimates used, for example, if the financial condition of the customer deteriorated, we may be required to record additional expense that could materially negatively impact our operating results. To date, however, substantially all of our receivables have been collected within the following quarter.

Inventory Valuation

We value our inventory, which includes materials, labor and overhead, at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We periodically write-down our inventory to the lower of cost or market based on our estimates that consider historical usage and future demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. The calculation of our inventory valuation requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence that may turn out to be inaccurate. Inventory valuation reserves were $1,479,000 and $1,720,000 as of December 31, 2013 and 2012, respectively. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor both a specific and general accrual for the related warranty expense based on specific circumstances and general historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2013 and 2012, were $40,000.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair market value of our common stock on the date of grant. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the statement of operations based on the department to which the related employee reports.

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

We have valuation allowance against deferred tax assets for the years ended December 31, 2013 and 2012. The decision to establish the valuation allowance in 2012 was due to negative evidence that includes our cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences and the passage of new California tax law requiring use of single sales factor which will reduce the amount of California taxable income starting 2013.

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

We design and develop high-speed analog semiconductor solutions for the communications and computing markets. Our revenue is driven by various trends in these markets. These trends include the deployment and broader market adoption of next generation 100G technologies in communications and enterprise networks, the timing of next generation network and enterprise server upgrades in different geographic locations worldwide, the introduction and broader market adoption of next generation server platforms such as Intel’s Haswell-based platform, and the deployment of high-speed memory interfaces in server and computing platforms.

Our revenue is also impacted by changes in the number and average selling prices of our semiconductor products. Our products are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes, and average selling prices that are lower than initial levels.

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. In 2009, we successfully introduced and began to ship a new product in production which integrated a new PLL, along with a new register buffer. Sales of this newly introduced part comprised 18% of our total revenue in 2010, respectively. In 2010, this product matured. As a result, sales of this product in 2010 declined in volume. In 2010, we also began to ship in production volume a new “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 39%, 45% and 13% of our total revenue in 2013, 2012 and 2011, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear TIA, which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 10% and 14% of our total revenue in 2013 and 2012, respectively. In 2014, we expect that revenue from sales of GS02UV and our new lowest power integrated phase lock loop and register buffer, which is shipping in the form of product number INSSTE32882XV will be significant.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Korea	$21,818	$17,424	$14,421
United States	22,389	21,582	16,791
China	23,039	20,724	23,378
Other	35,418	31,476	24,707

	$102,664	$91,206	$79,297

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

Research and development. Research and development expense includes personnel-related expenses, including salaries, stock-based compensation and employee benefits. It also includes pre-production engineering mask costs, software license expenses, prototype wafer, packaging and test costs, design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. All research and development costs are expensed as incurred. Reimbursements from customers related to research and development contracts are offset against research and development costs. We expect research and development expense to increase in absolute dollars as we continue to invest resources to develop more products and enhance our existing product portfolio.

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

Provision (benefit) for income taxes. For the year ended December 31, 2011, we recorded a net tax benefit of $1.2 million, which reflects an effective tax rate benefit of 171%. The effective tax rate benefit of 171% differs from the statutory rate of 35% primarily due to prior year provision true-up for a worldwide combined filing basis taken on the California tax return and, foreign income taxes provided at lower rates, geographic mix in profitability, recognition of federal research and development credits and unrecognized tax benefits. For the year ended December 31, 2012, we recorded provision for income taxes of $13.7 million, which reflects an effective tax rate of 195%. The effective tax rate of 195% differs from the statutory rate of 35% primarily due to the full valuation allowance established against net deferred tax assets and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits and unrecognized tax benefits. For the year ended December 31, 2013, we recorded provision for income taxes of $1.8 million, which reflects an effective tax rate of 15%. The effective tax rate of 15% differs from the statutory rate of 34% primarily due to the an increase in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits and recognition of research and development credits.

The following table sets forth a summary of our statement of operations for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Total revenue	$102,664	$91,206	$79,297
Cost of revenue	37,095	32,684	28,687

Gross profit	65,569	58,522	50,610

Operating expense:
Research and development	50,516	40,102	28,565
Sales and marketing	15,741	14,052	12,700
General and administrative	11,614	12,300	9,141

Total operating expenses	77,871	66,454	50,406

Income (loss) from operations	(12,302)	(7,932)	204
Interest and other income (expense)	876	914	509

Income (loss) before income taxes	(11,426)	(7,018)	713
Provision (benefit) for income taxes	1,752	13,673	(1,218)

Net income (loss)	$(13,178)	$(20,691)	$1,931

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Year Ended December 31,
	2013	2012	2011
Total revenue	100%	100%	100%
Cost of revenue	36	36	36

Gross profit	64	64	64

Operating expense:
Research and development	49	44	36
Sales and marketing	16	15	16
General and administrative	11	14	12

Total operating expenses	76	73	64

Income (loss) from operations	(12)	(9)	—
Interest and other income (expense)	1	1	—

Income (loss) before income taxes	(11)	(8)	—
Provision (benefit) for income taxes	2	15	(2)

Net income (loss)	(13)%	(23)%	2%

Comparison of the Years Ended December 31, 2013, 2012 and 2011

Revenue

	Year Ended December 31,			Change
				2013		2012
	2013	2012	2011	Amount	%	Amount	%
	(dollars in thousands)
Total revenue	$102,664	$91,206	$79,297	$11,458	13%	$11,909	15%

Total revenue for the year ended December 31, 2013 increased by $11.5 million due to year over year increase in number of units sold and average selling price of 7% and 4%, respectively. The increase in number of units sold was due to sale of high speed memory interface products, dual, differential linear TIA, iPHY 100Gbe CMOS gearbox products and iMB™. The increase in average selling price of 4% was due to product mix. In addition, revenue increased by $0.8 million due to provision for estimated settlement of a warranty claim with a customer that was several years old, which was recorded as a reduction in revenue for the year ended December 31, 2012.

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

Cost of Revenue and Gross Profit

	Year Ended December 31,			Change
				2013		2012
	2013	2012	2011	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$37,095	$32,684	$28,687	$4,411	13%	$3,997	14%
Gross profit	65,569	58,522	50,610	7,047	12%	7,912	16%
Gross profit as a percentage of revenue	64%	64%	64%	—	—	—	—

Cost of revenue and gross profit for the year ended December 31, 2013 increased by $4.4 million and $7.0 million, respectively, compared to the prior year primarily due to increase in the number of units purchased by customers from our high speed memory interface products, TIA, iPHY 100Gbe CMOS gearbox products and iMB™, consistent with the overall increase in revenue. Product costs as a percentage of revenue were relatively unchanged compared to the prior year.

Cost of revenue and gross profit for the year ended December 31, 2012 increased by $4.0 million and $7.9 million, respectively, compared to the prior year primarily due to increase in the number of units purchased by customers from our high speed memory interface products, TIA and iMB™, consistent with the overall increase in revenue. Product costs as a percentage of revenue were relatively unchanged compared to the prior year.

Research and Development

	Year Ended December 31,			Change
				2013		2012
	2013	2012	2011	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$50,516	$40,102	$28,565	$10,414	26%	$11,537	40%

Research and development expense for the year ended December 31, 2013 increased by $10.4 million due to the increase in research and development headcount, which resulted in a $7.5 million increase in personnel costs and stock-based compensation expense and $1.5 million increase in CAD software tool license expense. In addition, total reimbursement from customers related to research and development contracts was lower by $1.5 million due to expiration of a contract in 2012. The increases were partially offset by decrease in consulting expenses by $1.6 million due to hiring of engineers. The increase in research and development expense was primarily driven by our strategy to continue to expand our product offerings and enhance our existing products.

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

Sales and Marketing

				Change
	Year Ended December 31,			2013		2012
	2013	2012	2011	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$15,741	$14,052	$12,700	$1,689	12%	$1,352	11%

Sales and marketing expense for the year ended December 31, 2013 increased primarily due to increase in personnel costs, including stock-based compensation expense and consulting fees of $1.6 million, to support increasing sales activities.

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

General and Administrative

	Year Ended December 31,			Change
				2013		2012
	2013	2012	2011	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$11,614	$12,300	$9,141	($686)	(6%)	$3,159	35%

General and administrative expenses for the year ended December 31, 2013 decreased primarily due to accrual of provisional costs related to employment and other related claims as well as associated costs of $1.0 million we recorded during the year ended December 31, 2012. In addition, outside legal fees decreased by $0.4 million, primarily related to reduced expenditures for litigation matters described in Note 14 of the notes to our financial statements. The decreases were partially offset by increase in stock-based compensation expense of $0.9 million.

General and administrative expenses for the year ended December 31, 2012 increased primarily due to increase in personnel costs and legal fees. Personnel costs, including stock-based compensation expense increased by $2.1 million due to increase in headcount and equity awards. In addition, we recorded settlement costs with regard to employment and other related claims, as well as associated costs of $1.0 million. Outside legal fees increased by $0.4 million, primarily related to litigation matters described in note 14 of the notes to our financial statements.

Provision (benefit) for Income Taxes

	Year Ended December 31,			Change
				2013		2012
	2013	2012	2011	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,752	$13,673	$(1,218)	$(11,921)	N/A	$14,891	N/A

For the year ended December 31, 2013, we recorded a provision for income taxes of $1.8 million, which reflects an effective tax rate of 15%. The effective tax rate of 15% differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits and recognition of research and development credits.

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

We operate under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon our meeting certain employment, activities and investment thresholds. The impact of the Singapore tax holiday decreased Singapore taxes by $0 for 2013, $0 for 2012 and $0.1 million for 2011. The benefit of tax holidays has no material impact on diluted earnings per share.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents and investments in marketable securities of $122.6 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$18,658	$6,468	$9,603
Net cash used in investing activities	(20,098)	(10,509)	(95,674)
Net cash provided by financing activities	2,946	4,506	5,596
Effect of currency exchange rate on cash	—	—	(1)

Net increase (decrease) in cash and cash equivalents	$1,506	$465	$(80,476)

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2013 primarily reflected depreciation and amortization of $7.5 million, stock-based compensation of $17.0 million, impairment charge of $0.5 million, amortization of deferred tax charge of $0.9 million, amortization of premiums on marketable securities of $1.0 million, change in income tax receivable/payable by $3.0 million, increase in accounts payable and accrued expenses of $2.0 million, increase in deferred revenue of $0.6 million and other liabilities of $1.3 million offset by net loss of $13.2 million and increase in inventories of $1.9 million. Our accounts payable and accrued expenses increased as a result of increased production volume and employee related expenses. Our deferred revenue increased as distributors increased their inventory level for shipment to customers in the first quarter of 2014. Other liabilities increased due to advance payment received from a customer, which will be used in 2014. Our inventories increased a result of growing production for expected delivery to customers in the first quarter of 2014.

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

Net Cash Used in Investing Activities

In 2013, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $43.1 million, purchases of property and equipment of $16.6 million, mainly for laboratory and production equipment and leasehold improvements for our offices in California, purchase of minority interest in an early stage private company for $2.6 million offset by sales and maturities of marketable securities of $42.2 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2013, consisted primarily of proceeds from exercise of stock options and employee stock purchase plan of $5.1 million. This was offset, in part, by the minimum tax withholding paid on behalf of employees for restricted stock units of $2.2 million.

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

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of December 31, 2013 consisted of $122.6 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2013:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$18,275	$6,893	$9,362	$2,020	—

As of December 31, 2013, we recorded a liability for our uncertain tax position of $3.3 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2013, the total value of open purchase orders for wafers was approximately $3.0 million.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $122.6 million and $121.3 million at December 31, 2013 and December 31, 2012, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2013 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, certificates of deposit and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2013, the impact on the fair value of these securities or our cash flows or income would not be material.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

Our cash and cash equivalents and investment in marketable securities at December 31, 2013 consisted of $116.0 million held domestically, with the remaining balance of $6.6 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Inphi Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

San Jose, CA

March 5, 2014

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$31,667	$30,161
Investments in marketable securities	90,890	91,107
Accounts receivable, net	13,073	13,717
Inventories	6,767	4,894
Deferred tax assets	1,099	—
Income tax receivable	240	2,412
Prepaid expenses and other current assets	2,361	2,106

Total current assets	146,097	144,397
Property and equipment, net	22,460	13,893
Goodwill	5,875	5,875
Deferred tax charge	4,200	5,138
Other assets, net	3,710	771

Total assets	$182,342	$170,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,280	$6,888
Deferred revenue	1,686	1,083
Accrued employee expenses	4,626	3,331
Other accrued expenses	1,611	1,261
Other current liabilities	1,881	524

Total current liabilities	17,084	13,087
Other long-term liabilities	5,865	4,022

Total liabilities	22,949	17,109

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 30,244,439 and 28,730,046 issued and outstanding at December 31, 2013 and 2012, respectively	30	29
Additional paid-in capital	225,007	205,269
Accumulated deficit	(66,582)	(53,404)
Accumulated other comprehensive income	938	1,071

Total stockholders’ equity	159,393	152,965

Total liabilities and stockholders’ equity	$182,342	$170,074

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$102,664	$91,206	$79,297
Cost of revenue	37,095	32,684	28,687

Gross profit	65,569	58,522	50,610

Operating expenses:
Research and development	50,516	40,102	28,565
Sales and marketing	15,741	14,052	12,700
General and administrative	11,614	12,300	9,141

Total operating expenses	77,871	66,454	50,406

Income (loss) from operations	(12,302)	(7,932)	204
Interest and other income (expense)	876	914	509

Income (loss) before income taxes	(11,426)	(7,018)	713
Provision (benefit) for income taxes	1,752	13,673	(1,218)

Net income (loss)	$(13,178)	$(20,691)	$1,931

Earnings per share:
Basic	$(0.45)	$(0.73)	$0.07

Diluted	$(0.45)	$(0.73)	$0.07

Weighted-average shares used in computing earnings per share:
Basic	29,493,005	28,378,680	26,799,237
Diluted	29,493,005	28,378,680	29,367,423

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(13,178)	$(20,691)	$1,931
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	30
Available for sale investments:
Change in unrealized gain, net of $(80), $176 and $(38) tax expense (benefit) in 2013, 2012 and 2011, respectively	(88)	364	(27)
Realized loss (gain) reclassified into earning, net of tax	(45)	(68)	(28)

Comprehensive income (loss)	$(13,311)	$(20,395)	$1,906

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
	Shares	Amount
Balance at December 31, 2010	25,088,122	$25	$176,505	$(34,644)	$800	$142,686
Issuance of common stock from exercise of stock options, warrant and restricted stock award grant	2,694,101	2	4,532	—	—	4,534
Income tax benefit from stock option exercises	—	—	1,171	—	—	1,171
Stock-based compensation expense	—	—	7,192	—	—	7,192
Issuance of common stock in connection with secondary public offering, net	100,000	1	914	—	—	915
Net income	—	—	—	1,931	—	1,931
Other comprehensive loss, net	—	—	—	—	(25)	(25)

Balance at December 31, 2011	27,882,223	$28	$190,314	$(32,713)	$775	$158,404
Issuance of common stock from exercise of stock options and restricted stock unit grant	746,735	1	1,502	—	—	1,503
Issuance of common stock from employee stock purchase plan	101,088	—	943	—	—	943
Income tax benefit from stock option exercises	—	—	51	—	—	51
Stock-based compensation expense	—	—	12,459	—	—	12,459
Net income (loss)	—	—	—	(20,691)	—	(20,691)
Other comprehensive income, net	—	—	—	—	296	296

Balance at December 31, 2012	28,730,046	$29	$205,269	$(53,404)	$1,071	$152,965
Issuance of common stock from exercise of stock options, warrant and restricted stock unit grant	1,235,319	1	724	—	—	725
Issuance of common stock from employee stock purchase plan	279,074	—	2,221	—	—	2,221
Income tax benefit adjustment from stock option exercises	—	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	16,978	—	—	16,978
Net income (loss)	—	—	—	(13,178)	—	(13,178)
Other comprehensive loss, net	—	—	—	—	(133)	(133)

Balance at December 31, 2013	30,244,439	$30	$225,007	$(66,582)	$938	$159,393

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(13,178)	$(20,691)	$1,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,508	4,908	3,185
Stock-based compensation	16,978	12,459	7,192
Impairment charges	516	—	1,612
Deferred income taxes	(163)	9,954	(5,192)
Amortization and adjustment of deferred tax charge	938	963	1,192
Excess tax benefit related to stock-based compensation	—	(2,060)	(1,171)
Amortization of premiums on marketable securities	983	1,161	920
Other noncash items	(46)	112	(20)
Changes in assets and liabilities:
Accounts receivable	644	(4,442)	696
Inventories	(1,873)	822	(621)
Prepaid expenses and other assets	(578)	(164)	(1,027)
Income tax payable/receivable	3,045	2,657	2,745
Accounts payable	379	682	(1,005)
Accrued expenses	1,645	847	148
Deferred revenue	603	(846)	(718)
Other liabilities	1,257	106	(264)

Net cash provided by operating activities	18,658	6,468	9,603

Cash flows from investing activities
Purchases of property and equipment	(16,578)	(8,383)	(5,197)
Proceeds from sale of property and equipment	—	237	9
Purchases of marketable securities	(43,125)	(47,030)	(124,986)
Sales and maturities of marketable securities	42,226	44,667	34,500
Purchase of cost-method investment in private company	(2,621)	—	—

Net cash used in investing activities	(20,098)	(10,509)	(95,674)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	2,905	1,828	4,525
Excess tax benefit related to stock-based compensation	—	2,060	1,171
Proceeds from employee stock purchase plan	2,221	943	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,180)	(325)	(51)
Proceeds from the secondary public offerings, net of issuance costs	—	—	1,050
Proceeds from initial public offering, net of costs paid	—	—	(1,099)

Net cash provided by financing activities	2,946	4,506	5,596

Effect of currency exchange rates on cash and cash equivalents	—	—	(1)

Net increase (decrease) in cash and cash equivalents	1,506	465	(80,476)
Cash and cash equivalents at beginning of year	30,161	29,696	110,172

Cash and cash equivalents at end of year	$31,667	$30,161	$29,696

Supplemental Cash Flow Information
Income taxes paid	$59	$99	$—

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

In the third quarter of 2011, the Company decided to discontinue the sale of legacy products supported by its Taiwan subsidiary and transitioned the subsidiary to be a design and sales support center. The associated restructuring expense was $1,813, of which $1,408 relates to write off of certain intangibles (see note 6), $204 relates to write off of other assets and $198 relates to severance costs. The severance costs were paid in 2011 except for $95, which was paid in 2012.

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

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of “Other income (expense)”. Foreign currency gain or loss in 2013, 2012 and 2011 were not material.

The functional currency of the Company’s Taiwan subsidiary was the New Taiwan Dollar through the first two quarters of 2011, which required that assets and liabilities be translated into US dollars at period-end exchange rates and income, expense, and cash flow items be translated at average exchange rates prevailing during the period. The resulting currency translation adjustment was recorded as a component of accumulated other comprehensive income within stockholders’ equity. As discussed above, in 2011, the Company transitioned its Taiwan subsidiary to be a design and sales support center. The restructuring brought about a change in the subsidiary’s functional currency designation from Taiwan dollars to United States dollars.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. Inventory write downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes. Inventory valuation reserves were $1,479 and $1,720, as of December 31, 2013 and 2012, respectively.

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

The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the Company as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has significantly exceeded its book value at every measurement date. The guidance also provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. There was no impairment of goodwill in 2013, 2012 and 2011.

Internal Use Software Costs

Certain external computer software costs acquired for internal use are capitalized. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized costs are included within property and equipment.

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

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of both December 31, 2013 and 2012, the warranty liability was $40.

The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Year Ended December 31,
	2013	2012
Beginning balance	$40	$1,000
Accruals for warranties	—	790
Settlements	—	(1,750)

	$40	$40

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

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities including salaries, stock-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred. Reimbursements from customers related to research and development contracts are offset against research and development costs.

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel and trade show costs. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended December 31, 2013, 2012 and 2011 were not material.

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

In accordance with FASBs guidance on Accounting for Uncertainty in Income Taxes, the Company performs a comprehensive review of uncertain tax positions regularly. In this regard, an uncertain tax position represents an expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in our consolidated financial statements. The Company recognizes potential interest and penalties on uncertain tax positions within provision (benefit) for income taxes on the consolidated statement of operations.

Stock-Based Compensation

Stock-based compensation for stock option and restricted stock units issued to the Company’s employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The fair value of restricted stock units is based on the fair market value of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option-pricing model for valuing stock option awards granted to employees and directors at the grant date. Determining the fair value of stock option awards at the grant date requires the input of various assumptions, including fair value of the underlying common stock, expected future share price volatility, expected term, risk-free interest rate and dividend rate. Changes in these assumptions can materially affect the fair value of the options. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The weighted average expected life of options was calculated using the simplified method. This decision was based on the lack of relevant historical data due to the Company’s limited experience. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company establishes the estimated forfeiture rates based on historical experience. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period which is equal to the vesting period.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a guidance to improve the reporting reclassifications out of accumulated other comprehensive income of various components. The guidance requires presentation of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the notes. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance during the year ended December 31, 2013.

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

2. Investments

The following table summarizes the investments by investment category:

	December 31, 2013
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
US treasury securities	$25,061	$11	$—	$25,072
Municipal bonds	34,912	105	(34)	34,983
Corporate notes/bonds	28,565	105	(22)	28,648
Certificate of deposit	1,500	1	—	1,501
Asset backed securities	685	1	—	686

Total investments	$90,723	$223	$(56)	$90,890

	December 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
US treasury securities	$24,696	$13	$—	$24,709
Municipal bonds	38,378	223	(6)	38,595
Corporate notes/bonds	22,154	139	—	22,293
Certificate of deposit	2,500	5	(1)	2,504
Asset backed securities	3,000	6	—	3,006

Total investments	$90,728	$386	$(7)	$91,107

As of December 31, 2013, we had 18 investments that were in an unrealized loss position. The gross unrealized losses on these investments at December 31, 2013 were primarily due to changes in interest rates and determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment, which was reclassified from other comprehensive income, was included in other income in the consolidated statements of income.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The contractual maturities of available-for-sale securities at December 31, 2013 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$42,056	$42,112
Due between one and five years	48,667	48,778

	$90,723	$90,890

In August 2013, the Company used cash to purchase a minority interest in an early stage private company for $2,621. The Company’s ownership in the entity is less than 10% and the Company has no significant influence, therefore, the investment is accounted for under the cost method and included in other assets in the Company’s consolidated balance sheets.

3. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of December 31, 2013 and 2012, the Company maintained an allowance for doubtful accounts of $152.

The following table summarizes the significant customers’ and distributors’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

	December 31,
	2013	2012
Accounts Receivable
Customer A	11%	12%
Customer B	*	11

*	Less than 10% of total accounts receivable

	Year Ended December 31,
	2013	2012	2011
Revenue
Customer A	12%	19%	27%
Customer B	15	15	14

Certain other customers are distributors that sell the Company’s products exclusively to what would be a “Customer C” above if we were able to include the sales made to those distributors. In the aggregate, revenue to such end customer, including revenue made through distributors as a percentage of total revenue was 11%, 14% and 11% for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, certain other customers are subcontractors of customers A and B above. In the aggregate, revenue to Customer A, including its subcontractors as a percentage of total revenue was 20%, 23% and 27% for the years ended December 31, 2013, 2012 and 2011, respectively. In the aggregate, revenue to Customer B, including its subcontractor as a percentage of total revenue was 16%, 15% and 14% for the years ended December 31, 2013, 2012 and 2011, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

4. Inventories

Inventories consist of the following:

	December 31,
	2013	2012
Raw materials	$670	$545
Work in process	2,001	1,592
Finished goods	4,096	2,757

	$6,767	$4,894

Finished goods include amounts held by distributors of $543 and $341 as of December 31, 2013 and 2012, respectively.

5. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2013	2012
Laboratory and production equipment	$34,443	$22,692
Office, software and computer equipment	8,649	6,206
Furniture and fixtures	834	634
Leasehold improvements	3,952	3,226

	47,878	32,758
Less accumulated depreciation	(25,418)	(18,865)

	$22,460	$13,893

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $7,508, $4,908 and $2,962, respectively.

As of December 31, 2013 and 2012, computer software costs included in property and equipment were $2,815 and $2,180, respectively. Amortization expense of capitalized computer software costs was $283, $280 and $235 for the years ended December 31, 2013, 2012 and 2011, respectively.

6. Identifiable Intangible Assets

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

$1,408

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

7. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2013	2012
Deferred rent	$1,471	$1,570
Income tax payable	3,295	2,452
Deferred tax liabilities	1,099	—

	$5,865	$4,022

8. Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
United States	$(2,507)	$(2,852)	$2,395
Foreign	(8,919)	(4,166)	(1,682)

Total	$(11,426)	$(7,018)	$713

Income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. Federal	$1,816	$3,760	$2,811
U.S. State	1	(132)	1,180
Foreign	98	91	(17)

	1,915	3,719	3,974

Deferred:
U.S. Federal	(135)	4,842	(2,396)
U.S. State	—	5,088	(2,742)
Foreign	(28)	24	(54)

	(163)	9,954	(5,192)

Total	$1,752	$13,673	$(1,218)

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2013 and 35% in both 2012 and 2011 to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2013	2012	2011
Provision (benefit) at statutory rate	$(3,886)	$(2,456)	$249
State income taxes	303	200	217
Research and development credits	(5,850)	(1,345)	(2,672)
Change in valuation allowance	6,781	15,247	433
Foreign earnings, taxed at different rates	2,888	1,649	670
Unrecognized tax benefits	1,708	1,487	1,153
Stock-based compensation	142	336	95
Tax exempt income	(157)	(197)	(135)
Prior year return to provision adjustment	(257)	(1,264)	(1,244)
Other	80	16	16

	$1,752	$13,673	$(1,218)

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carry forwards	$8,532	$7,344
Research and development credits	15,460	10,450
Stock-based compensation	5,192	3,560
Other temporary differences	1,703	1,317
Valuation allowance	(22,448)	(15,680)

Total deferred tax assets	8,439	6,991

Deferred tax liabilities
Subpart F income on foreign subsidiaries earnings	(5,621)	(5,606)
Amortization and depreciation	(2,790)	(1,385)

Total deferred tax liabilities	(8,411)	(6,991)

Deferred tax assets, net	$28	$—

At December 31, 2013 and 2012, the Company has recorded a deferred tax charge of $4,200 and $5,138, respectively, which represents the tax on the intercompany transfer of intangible assets in connection with the Company’s international reorganization during 2010. The deferred tax charge is being amortized over the estimated useful life of 8 years to income tax expense.

Valuation Allowance

The Company records a valuation allowance to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall current and projected business and semiconductor industry conditions, operating efficiencies, the Company’s ability to timely develop, introduce and consistently manufacture new products to customers’ specifications, acceptance of new products, customer concentrations, technological change and the competitive environment which may impact the Company’s ability to generate taxable income and, in turn, realize the value of the deferred tax assets. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. Additionally, when determining whether uncertain tax positions are a source of income for valuation allowance purposes, the Company applies the tax law ordering approach to determine how these liabilities will ultimately be satisfied.

At December 31, 2012, the Company established full valuation allowances of approximately $14,827 against certain U.S. deferred tax assets, and valuation allowances of approximately $853 against deferred tax assets of the Company’s subsidiaries in Singapore and Taiwan, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decision to establish the valuation allowance in 2012 was due to negative evidence which includes the Company’s cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences, the passage of a California tax law requiring use of single sales factor, which reduces the amount of California taxable income starting 2013.

The valuation allowance increased $6,768, $15,247 and $433 in the years ended December 31, 2013, 2012 and 2011, respectively.

General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $14,370 and $32,638, respectively at December 31, 2013 that will begin to expire in 2022 for federal income tax purposes and in 2014 for state income tax purposes. The Company has additional federal and state NOL carryover as of December 31, 2013 of $22,568 and $12,417, respectively, arising from an excess stock option deduction that were not recognized in the financial statements. These excess stock option compensation benefits will be credited to additional paid-in capital when it reduces current taxable income. At December 31, 2013, the Company has NOL carryforwards of $3,225 for its Taiwan subsidiary which begin to expire in 2019, and $10,101 for the Singapore subsidiary, which do not expire. A full valuation allowance has been provided on NOL carryforwards.

At December 31, 2013, the Company also has federal and state research and development (“R&D”) tax credit carryforwards of $10,662 and $12,186, respectively. The federal tax credits will begin to expire in 2024, unless previously utilized. The state tax credits do not expire. A full valuation allowance has been provided on R&D tax credit carryforwards.

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

The Company operates under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. The impact of the Singapore tax holiday decreased Singapore taxes by $0 for 2013, $0 for 2012 and $95 for 2011.

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2013	2012	2011
Balance as of January 1	$6,155	$4,132	$2,985
Increases based on tax positions related to the current year	1, 918	1,418	1,239
Increase (decreases) based on tax positions of prior year	(42)	605	(92)

Balance as of December 31	$8,031	$6,155	$4,132

As of December 31, 2013, the Company had approximately $3,295 of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company believes that before the end of next year, it is reasonably possible that statute of limitation on income tax examination period will expire. Given the uncertainty, the Company can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $875.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized no interest or penalties during the years ended December 31, 2013, 2012 and 2011 as the prior year’s unrecognized tax benefits reduce tax attributes that have not yet been utilized on the Company’s tax return.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and certain foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2009 or to California state income tax examinations for tax years ended on or before December 31, 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States. At December 31, 2013, the Company’s foreign subsidiaries had an accumulated deficit. However, no U.S. deferred tax asset was recorded for the accumulated deficit as it was not apparent as of December 31, 2013, that such deferred tax asset would reverse in the foreseeable future.

In October 2012, the Company received notification from the California Franchise Tax Board that the 2009 and 2010 California tax returns will be examined. The Company believes it has adequate reserve for its uncertain tax positions, however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and such adjustments may impact the provision for income taxes. The California Franchise Tax Board examination is on-going as of report date.

In June 2013, the Singapore subsidiary received notification from the Inland Revenue Authority of Singapore that the 2010 tax return will be reviewed. The review is on-going as of report date.

9. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
Numerator
Net income (loss)	$(13,178)	$(20,691)	$1,931
Less amount allocable to unvested early exercised options and unvested restricted stock award	—	—	(1)

Net income (loss) allocable to common stockholders—basic and diluted	$(13,178)	$(20,691)	$1,930

Denominator
Weighted average common stock	29,495,856	28,391,528	26,820,662
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	(2,851)	(12,848)	(21,425)

Weighted average common stock—basic	29,493,005	28,378,680	26,799,237
Effect of potentially dilutive securities:
Add options to purchase common stock	—	—	2,547,945
Add unvested restricted stock unit	—	—	9,442
Add warrants to purchase common stock	—	—	10,799

Weighted-average common stock—diluted	29,493,005	28,378,680	29,367,423

Earnings per share
Basic	$(0.45)	$(0.73)	$0.07

Diluted	$(0.45)	$(0.73)	$0.07

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Common stock options	4,373,642	4,797,873	965,266
Warrant to purchase redeemable convertible preferred stock	1,696	2,142	—
Unvested restricted stock award and restricted stock unit	3,030,202	1,608,464	410,981

	7,405,540	6,408,479	1,376,247

10. Stock Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of December 31, 2013 and 2012, there were no unvested shares outstanding subject to the Company’s right of repurchase. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, can-not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Board but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2013, 1,699,295 shares of common stock have been reserved for future grants under the 2010 Plan.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.41%	1.32%	2.66%
Expected life (in years)	6.25	6.22	6.41
Dividend yield	—	—	—
Expected volatility	50%	50%	50%

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,636,680	$8.20	6.39	$13,264

Granted	237,400	9.79
Exercised	(852,799)	3.41
Canceled	(138,184)	10.89

Outstanding at December 31, 2013	3,883,097	$9.26	6.33	$16,229

Exercisable at December 31, 2013	2,637,533	$7.99	5.51	$13,993

Vested at December 31, 2013	2,453,119	$7.87	5.47	$13,392

Vested and expected to vest in the future as of December 31, 2013	3,853,025	$9.24	6.31	$16,171

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The weighted average grant date fair value per share of stock options granted to employees during the years ended December 31, 2013, 2012 and 2011 was $4.82, $6.18 and $10.54, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $7,313, $6,861 and $45,613, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $2,905, $1,828 and $4,505, respectively, for the years ended December 31, 2013, 2012 and 2011.

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

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	1,791,291	$14.62
Granted	2,231,997	9.85
Vested	(595,296)	13.85
Canceled	(218,425)	11.10

Outstanding at December 31, 2013	3,209,567	$11.69

Expected to vest in the future as of December 31, 2013	3,111,847

The Company granted restricted stock awards (RSAs) to certain members of the Board of Directors. The Company estimates the fair value of the RSAs using the market price of the common stock on the date of the grant. As of December 31, 2010, the Company had 35,355 outstanding unvested RSAs, 13,930 of which vested during the year ended December 31, 2011 resulting to 21,425 unvested RSAs outstanding as of December 31,

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

2011. During 2012, 8,576 RSAs vested, resulting to 12,849 unvested RSAs outstanding as of December 31, 2012. During 2013, 9,998 RSAs vested, resulting to 2,851 unvested RSAs outstanding as of December 31, 2013.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. Total common stock issued under the ESPP during the years ended December 31, 2013 and 2012 was 279,074 and 101,088, respectively.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Risk-free interest rate	0.10%	0.13%
Expected life (in years)	0.49	0.50
Dividend yield	—	—
Expected volatility	45%	81%
Estimated fair value	$2.86	$4.69

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$1,086	$726	$315
Research and development	8,586	5,833	3,214
Sales and marketing	3,204	2,660	2,054
General and administrative	4,102	3,240	1,609

	$16,978	$12,459	$7,192

As of December 31, 2013, total unrecognized compensation cost related to unvested stock options and awards at December 31, 2013, prior to the consideration of expected forfeitures, was approximately $35,667, which is expected to be recognized over a weighted-average period of 2.56 years.

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

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

December 31, 2013	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$5,119	$—	$5,119
Investment in marketable securities:
US treasury securities	25,072	25,072	—
Municipal bonds	34,983	—	34,983
Corporate notes/bonds	28,648	—	28,648
Certificate of deposit	1,501	—	1,501
Asset backed securities	686	—	686

	$96,009	$25,072	$70,937

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

	Total	Level 1	Level 2
December 31, 2012
Assets
Cash equivalents:
Money market funds	$9,258	$—	$9,258
Investment in marketable securities:
US treasury securities	24,709	24,709	—
Municipal bonds	38,595	—	38,595
Corporate notes/bonds	22,293	—	22,293
Certificate of deposit	2,504	—	2,504
Asset backed securities	3,006	—	3,006

	$100,365	$24,709	$75,656

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

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2013	2012	2011
Korea	$21,818	$17,424	$14,421
United States	22,389	21,582	16,791
China	23,039	20,724	23,378
Other	35,418	31,476	24,707

	$102,664	$91,206	$79,297

As of December 31, 2013, $5,217 of long-lived tangible assets are located outside the United States of which $4,694 are located in Taiwan. As of December 31, 2012, $4,090 of long-lived tangible assets are located outside the United States of which $3,668 are located in Taiwan.

14. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2018. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

December 31, 2013
2014	$6,893
2015	6,266
2016	3,096
2017	1,832
2018	188

$18,275

For the years ended December 31, 2013, 2012 and 2011, lease operating expense was $5,990, $3,980 and $3,445, respectively.

Noncancelable Purchase Obligations

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2013, the total value of open purchase orders for wafers was approximately $3,019.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ‘274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, the Company filed a Notice of Appeal. The Company filed its Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

maintained the rejections set forth on the Right of Appeal Notice dated June 22, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place on November 20, 2013. The Patent Trial and Appeal Board (PTAB) issued its decision on January 16, 2014, finding the Examiner erred in declining to adopt 8 of the 9 different rejections that had been proposed by the Company. The Company requested a rehearing of the decision not to adopt the remaining one rejection that had been proposed by Company and was not adopted by the PTAB and is awaiting a response to that request, while Netlist has requested and been granted a one-month extension of time regarding its response to the PTAB decision. A communication from the USPTO is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. The Company filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. The Company filed its Appeal Brief on May 8, 2012, and Netlist filed its Responsive Brief on July 2, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated February 7, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place in front of the PTAB on November 20, 2013. The PTAB issued its decision on January 16, 2014, affirming the Examiner’s decision as to all of the challenged claims. The Company has since made a request for rehearing of the decision, and is awaiting a response to that request as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Company’s Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including the Company, timely submitted rebuttal comments on or about February 13, 2012. The USPTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from the Company and the other Requestors were filed on February 13, 2013. The parties are still awaiting for the PTO’s position as to the patentability of the claims in their current form based on these recently filed communications. The merged proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

The reexamination proceedings could result in a determination that the patents-in-suit, in whole or in part, are valid or invalid, as well as modifications of the scope of the patents-in-suit.

Based on these papers the Court in January 2014 ordered a continued stay of the proceedings, took the litigation off the active court calendar, and requested that the parties file a joint status report on May 1, 2014 and every 120 days thereafter advising the Court as to status of the reexamination proceedings at which times, the Court could decide to maintain or lift the stay.

While the Company intends to defend the foregoing lawsuit vigorously, litigation, whether or not determined in the Company’s favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect the Company’s business.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013 and December 31, 2012.

15. Related Party Transactions

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A former member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. In June 2012, the software subscription and maintenance agreement was amended to include new licensed materials effective on September 28, 2012 and expired on December 31, 2013. Under this amendment, the Company committed to pay $2,129 payable in 5 quarterly payments through November 2013. The Company paid $2,224 and $2,300 in the years ended December 31, 2012 and 2011, respectively. Operating lease expense related to this agreement included in research and development expense was $2,467 and $2,083 for the years ended December 31, 2012 and 2011, respectively.

Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2013
	Mar. 31, 2013	Jun. 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(in thousands, except per share amounts)
Total revenue	$22,584	$24,339	$26,611	$29,130
Gross profit	14,292	15,446	16,815	19,016
Net income (loss)	(7,671)	(1,474)	(2,760)	(1,273)
Basic earnings per share	(0.27)	(0.05)	(0.09)	(0.04)
Diluted earnings per share	(0.27)	(0.05)	(0.09)	(0.04)

	Year Ended December 31, 2012
	Mar. 31, 2012	Jun. 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(in thousands, except per share amounts)
Total revenue	$20,201	$23,308	$24,762	$22,935
Gross profit	12,777	14,976	16,028	14,741
Net income	(1,512)	(1,570)	(1,055)	(16,554	)(1)
Basic earnings per share	(0.05)	(0.06)	(0.04)	(0.58)
Diluted earnings per share	(0.05)	(0.06)	(0.04)	(0.58)

(1)	The provision for income taxes for the year ended December 31, 2012 included the establishment of valuation allowance against deferred tax assets.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (1992). Based on the assessment using those criteria, our management concluded that as of December 31, 2013, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

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

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 —DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders to be held on May 29, 2014, or Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Election of Directors –Compensation of Directors” and “Executive Compensation” contained in the Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” contained in the Proxy Statement.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the captions “Election of Directors and “Certain Relationships and Related Person Transactions” contained in the Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Date: March 5, 2014

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

Name	Title	Date

/s/ Ford Tamer Ford Tamer	Chief Executive Officer (Principal Executive Officer), President and Director	March 5, 2014

/s/ John Edmunds John Edmunds	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 5, 2014

/s/ Diosdado P. Banatao Diosdado P. Banatao	Chairman of the Board	March 5, 2014

/s/ Chenming C. Hu Chenming C. Hu	Director	March 5, 2014

/s/ David Liddle David Liddle	Director	March 5, 2014

/s/ Bruce McWilliams Bruce McWilliams	Director	March 5, 2014

/s/ Nicholas Brathwaite Nicholas Brathwaite	Director	March 5, 2014

/s/ Sam S. Srinivasan Sam S. Srinivasan	Lead Director	March 5, 2014

EXHIBIT INDEX

Exhibit Number	Description
3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit 3(ii).2 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.2	Amended and Restated Investors’ Rights Agreement dated as of August 12, 2010 (incorporated by reference to exhibit 4.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

10.1+	Inphi Corporation 2000 Stock Option/Stock Issuance Plan (as amended on June 2, 2010) and related form stock option plan agreements (incorporated by reference to exhibit 10.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.2+	Inphi Corporation 2010 Stock Incentive Plan and related form agreements (incorporated by reference to exhibit 10.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

10.3+	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to exhibit 10.3 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.4+	Offer letter dated July 14, 2007 between Young K. Sohn and the Registrant, as amended (incorporated by reference to exhibit 10.4 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.5+	Change of Control and Severance Agreement dated June 8, 2010, by and between Young K. Sohn and the Registrant (incorporated by reference to exhibit 10.5 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.6+	Offer letter dated December 10, 2007 between John Edmunds and the Registrant, as amended (incorporated by reference to exhibit 10.6 to filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.7+	Change of Control and Severance Agreement dated June 8, 2010, by and between John Edmunds and the Registrant (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.8+	Offer letter dated October 3, 2007 between Ron Torten and the Registrant, as amended (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.9+	Offer letter dated February 1, 2012 between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

10.10+	Change of Control and Severance Agreement dated February 1, 2012 between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

10.11+	Senior Advisor Agreement dated as of February 1, 2012 by and between Young K. Sohn and the Registrant (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K with the SEC on February 3, 2012).

Exhibit Number	Description
10.12+	Transition Services Agreement dated May 30, 2012 between Ron Torten and the Registrant (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended June 30, 2012).

10.13+	Change of Control and Severance Agreement dated September 4, 2012, by and between Charlie Roach and the Registrant (incorporated by reference to exhibit 10.4 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.14+	Separation Agreement dated as of July 30, 2013 by and between Norman Yeung and the Registrant (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2013).

10.15+	Consulting Agreement effective as of October 18, 2013 by and between Norman Yeung and the Registrant (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2013).

10.16	Lease Agreement between the Registrant and LBA Realty Fund III—Company VII, LLC dated as of June 4, 2010 (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.17	Lease Agreement between the Registrant and Bayland Corporation dated as of September 20, 2012 (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.18	Second Amendment to Lease Agreement between the Registrant and LBA Realty Fund III—Company VII, LLC dated as of September 30, 2012 (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.19+	Inphi Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 99.1 filed with Registration Statement on Form S-8 (File No. 333-179270)).

21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 91 of this report).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.