Form 10-Q
period 2014-06-30
INPHI Corp
filed 2014-08-05
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of August 1, 2014 was 31,557,939.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$33,325	$31,667
Investments in marketable securities	88,931	90,890
Accounts receivable, net	14,418	13,073
Inventories	7,428	6,767
Deferred tax asset	1,099	1,099
Income tax receivable	1,942	240
Prepaid expenses and other current assets	4,028	2,361

Total current assets	151,171	146,097
Property and equipment, net	25,320	22,460
Goodwill	5,875	5,875
Deferred tax charge	5,074	4,200
Other assets, net	4,547	3,710

Total assets	$191,987	$182,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,531	$7,280
Deferred revenue	1,528	1,686
Accrued employee expenses	4,287	4,626
Other accrued expenses	1,605	1,611
Other current liabilities	1,067	1,881

Total current liabilities	16,018	17,084
Other long-term liabilities	4,677	5,865

Total liabilities	20,695	22,949

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 31,518,549 and 30,244,439 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	32	30
Additional paid-in capital	235,184	225,007
Accumulated deficit	(64,943)	(66,582)
Accumulated other comprehensive income	1,019	938

Total stockholders’ equity	171,292	159,393

Total liabilities and stockholders’ equity	$191,987	$182,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$33,922	$24,339	$65,111	$46,923
Cost of revenue	12,296	8,893	23,359	17,185

Gross profit	21,626	15,446	41,752	29,738

Operating expenses:
Research and development	15,729	12,796	29,468	24,394
Sales and marketing	4,362	3,706	8,312	7,653
General and administrative	3,234	2,842	6,299	5,997

Total operating expenses	23,325	19,344	44,079	38,044

Income (loss) from operations	(1,699)	(3,898)	(2,327)	(8,306)
Other income	172	213	332	426

Income (loss) before income taxes	(1,527)	(3,685)	(1,995)	(7,880)
Provision (benefit) for income taxes	(4,161)	(2,211)	(3,634)	1,265

Net income (loss)	$2,634	$(1,474)	$1,639	$(9,145)

Earnings per share:
Basic	$0.08	$(0.05)	$0.05	$(0.31)

Diluted	$0.08	$(0.05)	$0.05	$(0.31)

Weighted-average shares used in computing earnings per share:
Basic	31,378,909	29,216,338	31,040,240	29,075,504
Diluted	33,013,652	29,216,338	32,905,244	29,075,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2,634	$(1,474)	$1,639	$(9,145)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of tax	31	(170)	81	(170)
Realized loss (gain) reclassified into earnings, net of tax	—	(24)	—	(37)

Comprehensive income (loss)	$2,665	$(1,668)	$1,720	$(9,352)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$1,639	$(9,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,929	3,612
Stock-based compensation	9,906	8,317
Deferred income taxes and deferred tax charge	(901)	426
Excess tax benefit related to stock-based compensation	—	(462)
Amortization of premium on marketable securities	451	513
Other noncash items	—	(35)
Changes in assets and liabilities:
Accounts receivable	(1,345)	2,369
Inventories	(661)	(747)
Prepaid expenses and other assets	(2,441)	(501)
Income tax payable/receivable	(2,717)	2,824
Accounts payable	893	(51)
Accrued expenses	(345)	(56)
Deferred revenue	(158)	437
Other liabilities	(987)	(291)

Net cash provided by operating activities	8,263	7,210

Cash flows from investing activities
Purchases of property and equipment	(8,431)	(9,659)
Purchases of marketable securities	(26,251)	(21,763)
Sales and maturities of marketable securities	27,804	22,466

Net cash used in investing activities	(6,878)	(8,956)

Cash flows from financing activities
Proceeds from exercise of stock options	2,758	691
Excess tax benefit related to stock-based compensation	—	462
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,788)	(1,380)
Proceeds from employee stock purchase plan	1,303	989

Net cash provided by financing activities	273	762

Net increase (decrease) in cash and cash equivalents	1,658	(984)
Cash and cash equivalents at beginning of period	31,667	30,161

Cash and cash equivalents at end of period	$33,325	$29,177

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2014, and its consolidated results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

In May 2014, the Financial Accountings Standards Board issued guidance on “Revenue from Contracts with Customers.” The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance is effective for the Company on January 1, 2017. Early application is not permitted. The new guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the new revenue recognition guidance will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Investments

The following table summarizes the investments by investment category:

	June 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$24,619	$24,634	$25,061	$25,072
Municipal bonds	31,052	31,134	34,912	34,983
Corporate notes/bonds	31,336	31,486	28,565	28,648
Certificate of deposit	1,500	1,501	1,500	1,501
Asset backed securities	176	176	685	686

Total investments	$88,683	$88,931	$90,723	$90,890

As of June 30, 2014, we had 9 investments that were in an unrealized loss position. The gross unrealized losses on these investments at June 30, 2014 of $28 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment which was reclassified from other comprehensive income was included in other income in the consolidated statements of income.

The contractual maturities of available-for-sale securities at June 30, 2014 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$31,205	$31,260
Due between one and five years	57,478	57,671

	$88,683	$88,931

4. Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$1,923	$670
Work in process	1,369	2,001
Finished goods	4,136	4,096

	$7,428	$6,767

Finished goods held by distributors were $485 and $543 as of June 30, 2014 and December 31, 2013, respectively.

5. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
Laboratory and production equipment	$40,029	$34,443
Office, software and computer equipment	10,030	8,649
Furniture and fixtures	970	834
Leasehold improvements	4,186	3,952

	55,215	47,878
Less accumulated depreciation	(29,895)	(25,418)

	$25,320	$22,460

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2014 was $2,572 and $4,929, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2013 was $1,928 and $3,612, respectively.

As of June 30, 2014 and December 31, 2013, computer software costs included in property and equipment were $3,199 and $2,815, respectively. Amortization expense of capitalized computer software costs was $134 and $236 for the three and six months ended June 30, 2014, respectively. Amortization expense of capitalized computer software costs was $65 and $131 for the three and six months ended June 30, 2013, respectively.

6. Product Warranty Obligation

As of June 30, 2014 and December 31, 2013, the product warranty liability was $40. There was no movement in product warranty liability during the three and six months ended June 30, 2014 and 2013.

7. Other long-term liabilities

Other long-term liabilities consist of the following:

	June 30, 2014	December 31, 2013
Deferred rent	$1,359	$1,471
Income tax payable	2,219	3,295
Deferred tax liabilities	1,099	1,099

	$4,677	$5,865

8. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and six months ended June 30, 2014 from the Singapore operation and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, separate effective tax rate was applied to losses from each loss jurisdiction to compute the Company’s interim tax expense.

For three and six months ended June 30, 2014, the Company used estimated annual effective tax rate methodology to compute the interim period tax provision. The Company recorded an income tax benefit of ($4,161) and ($3,634) in the three and six months ended June 30, 2014, respectively. The effective tax rate for the three and six months ended June 30, 2014 was 272% and 182%, respectively. The difference between the effective tax rates and the 34% federal statutory rate resulted primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, stock-based compensation adjustments and recognition of state research and development credits. The Company recorded an income tax provision (benefit) of ($2,211) and $1,265 in the three and six months ended June 30, 2013, respectively. The effective tax rate for the three and six months ended June 30, 2013 was 60% and (16%), respectively. The difference between the effective tax rates and the 35% federal statutory rate resulted primarily due to the change in valuation allowance (originally established in the fourth quarter of 2012), foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits and stock-based compensation adjustments.

During the three and six months ended June 30, 2014, the gross amount of the Company’s unrecognized tax benefits decreased by approximately $2,627 and $2,070, respectively as a result of allocating the tax positions expected to be taken during the current year to the interim period based on year to date results. Substantially all of the unrecognized tax benefits as of June 30, 2014, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that statute of limitation on income tax examination period will expire. Given the uncertainty, the Company can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $875.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

9. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net income (loss)	$2,634	$(1,474)	$1,639	$(9,145)

Denominator
Weighted average common stock	31,379,622	29,221,333	31,040,953	29,080,499
Less weighted average unvested restricted stock award	(713)	(4,995)	(713)	(4,995)

Weighted-average common stock—basic	31,378,909	29,216,338	31,040,240	29,075,504
Effect of potentially dilutive securities:
Add options to purchase common stock	827,507	—	869,044	—
Add unvested restricted stock unit	800,141	—	976,222	—
Add employee stock purchase plan	7,095	—	19,738	—

Weighted-average common stock—diluted	33,013,652	29,216,338	32,905,244	29,075,504

Earnings per share
Basic	$0.08	$(0.05)	$0.05	$(0.31)

Diluted	$0.08	$(0.05)	$0.05	$(0.31)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common stock options	766,939	4,597,452	1,103,878	4,610,371
Warrant to purchase common stock	—	2,142	—	2,142
Restricted stock unit	10,000	3,019,543	7,339	2,954,604
Restricted stock award	713	4,995	713	4,995

	777,652	7,624,132	1,111,930	7,572,112

10. Stock–Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Compensation Committee of the Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of June 30, 2014 and December 31, 2013, there were no unvested shares outstanding subject to the Company’s right of repurchase. The proceeds received

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, cannot be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Compensation Committee but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At June 30, 2014, 1,900,662 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	—	1.15%	—	1.25%
Expected life (in years)	—	6.25	—	6.25
Dividend yield	—	—	—	—
Expected volatility	—	50.00%	—	50.00%

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,883,097	$9.26	6.33	$16,229

Granted	—	—
Exercised	(597,519)	4.62
Canceled	(44,071)	10.25

Outstanding at June 30, 2014	3,241,507	$10.10	6.50	$15,652

Exercisable at June 30, 2014	2,358,135	$9.39	6.06	$13,106

Vested at June 30, 2014	2,298,463	$9.39	6.07	$12,794

Vested and expected to vest at June 30, 2014	3,224,102	$10.09	6.49	$15,597

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The weighted average grant date fair value per share of stock options granted to employees during the six months ended June 30, 2014 and 2013 was $0 and $4.35, respectively.

The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $6,333 and $1,092, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $2,758 and $691, respectively, for the six months ended June 30, 2014 and 2013.

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

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	3,209,567	$11.69
Granted	1,461,412	14.56
Vested	(825,714)	12.85
Canceled	(106,487)	11.57

Outstanding at June 30, 2014	3,738,778	$12.56

Expected to vest at June 30, 2014	3,605,387

The Company granted restricted stock awards (“RSAs”) to certain members of the Board of Directors. The Company estimates the fair value of RSAs using the market price of the common stock on the date of the grant. As of December 31, 2013, the Company had 2,851 outstanding unvested RSAs, 2,138 of which vested during the six months ended June 30, 2014 resulting to 713 unvested RSAs outstanding as of June 30, 2014.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. The total common stock issued under the ESPP during the six months ended June 30, 2014 and 2013 was 131,007 and 125,177, respectively.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	0.08%	0.12%
Expected life (in years)	0.49	0.49
Dividend yield	—	—
Expected volatility	34.00%	47.00%
Estimated fair value	$3.00	$2.63

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses
Cost of goods sold	$298	$281	$549	$514
Research and development	2,992	2,256	5,381	4,229
Sales and marketing	940	753	1,798	1,556
General and administrative	1,170	1,001	2,178	2,018

	$5,400	$4,291	$9,906	$8,317

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at June 30, 2014, prior to the consideration of expected forfeitures, is approximately $46,112 and is expected to be recognized over a weighted-average period of 2.78 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and six months ended June 30, 2014.

The following table presents information about assets required to be carried at fair value on a recurring basis:

June 30, 2014	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$7,591	$—	$7,591
Investment in marketable securities:
US treasury securities	24,634	24,634	—
Municipal bonds	31,134	—	31,134
Corporate notes/bonds	31,486	—	31,486
Certificate of deposit	1,501	—	1,501
Asset backed securities	176	—	176

	$96,522	$24,634	$71,888

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

December 31, 2013	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$5,119	$—	$5,119
Investment in marketable securities:
US treasury securities	25,072	25,072	—
Municipal bonds	34,983	—	34,983
Corporate notes/bonds	28,648	—	28,648
Certificate of deposit	1,501	—	1,501
Asset backed securities	686	—	686

	$96,009	$25,072	$70,937

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
China	$11,899	$3,728	$24,413	$8,196
United States	6,388	6,750	11,848	12,180
Korea	2,948	5,523	5,054	11,211
Japan	3,485	1,197	6,392	2,638
Italy	3,457	217	4,871	217
Other	5,745	6,924	12,533	12,481

	$33,922	$24,339	$65,111	$46,923

As of June 30, 2014, $5,431 of long-lived tangible assets are located outside the United States, of which $4,509 are located in Taiwan. As of December 31, 2013, $5,217 of long-lived tangible assets are located outside the United States, of which $4,694 are located in Taiwan.

13. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2019. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of June 30, 2014, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2014 (remaining)	$3,368
2015	7,088
2016	4,218
2017	2,825
2018	1,746
2019	1,179

$20,424

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

For the three and six months ended June 30, 2014, lease operating expense was $1,776 and $3,199, respectively. For the three and six months ended June 30, 2013, lease operating expense was $1,379 and $3,043, respectively.

Noncancelable Purchase Obligations

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of June 30, 2014, the total value of open purchase orders for wafers was approximately $4,054.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist ‘274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, the Company filed a Notice of Appeal. The Company filed its Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated June 22, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place on November 20, 2013. The Patent Trial and Appeal Board (PTAB) issued its decision on January 16, 2014, finding the Examiner erred in declining to adopt 8 of the 9 different rejections that had been proposed by the Company. The Company requested a rehearing of the decision not to adopt the remaining one rejection that had been proposed by Company and was not adopted by the PTAB on February 18, 2014. In papers dated March 18, 2014, Netlist provided rebuttal comments to the request for rehearing and also requested re-opening of prosecution with respect to the claims that the PTAB had rejected, and in that request to re-open prosecution amended the independent claims that stood rejected. The Company filed comments with respect to these proposed amended claims on April 17, 2014. On June 26, 2014, the PTAB issued a decision on the request for rehearing, which included a rejection of further claims pursuant to the Company’s request and on July 28, 2014 Netlist provided a response to the USPTO cancelling those claims that had been rejected in the decision on the request for rehearing. A further communication from the USPTO in response to Netlist’s request to re-open prosecution is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Company’s Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including the Company, timely submitted rebuttal comments on or about February 13, 2012. The USPTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from the Company and the other Requestors were filed on February 13, 2013. On March 21, 2014, the USPTO issued an Action Closing Prosecution in which the USPTO indicated that certain of the pending claims were allowable and other of the pending claims were rejected, and on June 18, 2014 issued a Right of Notice of Appeal. By July 18, 2014, the Company as well as other Requesters each filed Notices of Appeal, and the filing of Appeal Briefs by Requesters will be the next substantive step of the proceeding, as currently prosecution otherwise will remain closed. The merged proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2014 and December 31, 2013.

14. Subsequent Event

On July 30, 2014, the Company signed a definitive agreement to acquire Cortina Systems, Inc.’s high-speed interconnect and optical transport product lines for approximately $52.5 million in cash and approximately 5.3 million shares of the Company’s common stock, subject to certain closing and post-closing adjustments. The completion of the transaction is subject to customary closing conditions, including, but not limited to, expiration or termination of the applicable waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals. The transaction is expected to close in September or October of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 100G high-speed analog semiconductor solutions, our plans for future products, expansion of our product offerings and enhancements of existing products, our expectations regarding our expenses and revenue, our tax benefits, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, repatriation of cash, our anticipated growth and growth strategies, interest rate sensitivity, adequacy of our disclosure controls, customer concentration, foundry constraints, competition, protection of our intellectual property, our dividend policy and our legal proceedings. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part II, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

We have a product portfolio with many products sold in communication and data center markets as of June 30, 2014, including our 100 GbE CMOS SerDes architecture, or iPHY, which is designed to enable the development of next generation low power and high port density 100 Gigabit Ethernet, or 100 GbE, solutions to address bandwidth bottlenecks in next generation data center and communications infrastructures.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2013 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, we delivered the following financial performance:

•	Total revenues increased by $9.6 million, or 39%, to $33.9 million in the three months ended June 30, 2014. In the six months ended June 30, 2014, total revenues increased by $18.2 million, or 39%, to $65.1 million.

•	Gross profit as a percentage of revenue slightly increased to 63.8% from 63.5% in the three months ended June 30, 2014. In the six months ended June 30, 2014, gross profit as a percentage of revenue increased to 64.1% from 63.4%.

•	Total operating expenses increased by $4.0 million, or 21%, to $23.3 million in the three months ended June 30, 2014. In the six months ended June 30, 2014, total operating expenses increased by $6.0 million, or 16%, to $44.1 million.

•	Loss from operations decreased by $2.2 million, or 56%, to a loss from operations of $1.7 million in the three months ended June 30, 2014. In the six months ended June 30, 2014, loss from operations decreased by $6.0 million, or 72%, to a loss from operations of $2.3 million.

•	Diluted earnings per share increased by $0.13 to $0.08 in the three months ended June 30, 2014. In the six months ended June 30, 2014, diluted earnings per share increased by $0.36 to $0.05.

The increase in our revenue was a result of increased consumption of our isolation memory buffer or iMB, dual linear transimpedance amplifier or TIA, quad linear driver products and iPHY products.

Our loss from operations decreased due to higher revenue, offset by increased operating expenses. Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From July 2013 to June 2014, we hired 86 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest in resources to develop more products and to support the growth of our business. Our diluted earnings per share increased primarily due to decrease in loss from operations and benefit for income taxes recorded for three and six months ended June 30, 2014.

Our cash and cash equivalents were $33.3 million at June 30, 2014, compared with $31.7 million at December 31, 2013. We generated cash flow from operations of $8.3 million during the six months ended June 30, 2014 compared to $7.2 million during the six months ended June 30, 2013. Cash used in investing activities during the six months ended June 30, 2014 was $6.9 million primarily due to purchases of marketable securities and property and equipment offset by sales and maturities of marketable securities. We generated cash flow from financing activities of $0.3 million primarily due to proceeds from exercise of stock options and employee stock purchase plan of $4.1 million offset by minimum tax withholding paid on behalf of employees of $3.8 million.

On July 30, 2014, we signed a definitive agreement to acquire Cortina Systems, Inc.’s high-speed interconnect and optical transport product lines for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock, subject to certain closing and post-closing adjustments. The completion of the transaction is subject to customary closing conditions, including, but not limited to, expiration or termination of the applicable waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2014.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	100%	100%	100%	100%
Cost of revenue	36	36	36	37

Gross profit	64	64	64	63

Operating expenses:
Research and development	46	53	45	52
Sales and marketing	13	15	13	16
General and administrative	10	12	10	13

Total operating expenses	69	80	68	81

Income (loss) from operations	(5)	(16)	(4)	(18)
Other income	1	1	1	1

Income (loss) before income taxes	(4)	(15)	(3)	(17)
Provision (benefit) for income taxes	(12)	(9)	(6)	3

Net income (loss)	8%	(6)%	3%	(20)%

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Total revenue	$33,922	$24,339	$9,583	39%

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Total revenue	$65,111	$46,923	$18,188	39%

Total revenue for the three and six months ended June 30, 2014 increased compared to corresponding 2013 periods due to changes in average selling price and number of units sold. For the three months ended June 30, 2014, the average selling price increased by 37% due to product mix, mainly from sales of our higher priced products which includes dual linear TIA and quad linear driver products. The number of units sold increased by 2% mainly from sale of our dual linear TIA, quad linear driver products, iPHY products and iMB, partially offset by lower consumption of our other high speed memory interface products. For the six months ended June 30, 2014, the average selling price increased by 43% due to product mix that resulted in an increase in sales of our higher priced products as discussed above. The number of units sold decreased by 3% due to lower consumption of our high speed memory interface products. We believe the reduction in the unit consumption of high speed memory is the natural result of migration to higher capacity DiMM cards at economic prices made possible in part by the availability of higher capacity DRAM at economic prices. In effect, a requirement for the same or more memory capacity can now be placed on a single card, thereby naturally absorbing the same or more aggregate memory requirement into a smaller number of cards.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Cost of revenue	$12,296	$8,893	$3,403	38%
Gross profit	$21,626	$15,446	$6,180	40%
Gross profit as a percentage of revenue	64%	64%	—	—

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Cost of revenue	$23,359	$17,185	$6,174	36%
Gross profit	$41,752	$29,738	$12,014	40%
Gross profit as a percentage of revenue	64%	63%	—	1%

Gross profit for the three and six months ended June 30, 2014 increased primarily due to increases in revenue as described above. Gross profit as a percentage of revenue was relatively unchanged for both periods as compared to the prior year.

Research and Development

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Research and development	$15,729	$12,796	$2,933	23%

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Research and development	$29,468	$24,394	$5,074	21%

Research and development expenses for the three and six months ended June 30, 2014 increased due to the increase in research and development headcount and equity awards, which resulted in a $2.5 million and $4.6 million increase in personnel costs and stock-based compensation expense, respectively. CAD software tool license expense increased by $0.3 million and $0.4 million for the three and six months ended June 30, 2014, respectively, due mainly to increased headcount in engineering. In addition, depreciation and allocated expenses increased by $1.1 million and $1.7 million for the three and six months ended June 30, 2014, respectively, due to increase in equipment and research and development activities. The increases were partially offset by reimbursement from customers related to research and development contract of $1.3 million and $1.8 million for the three and six months ended June 30, 2014, respectively. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing product offerings.

Sales and Marketing

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Sales and marketing	$4,362	$3,706	$656	18%

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Sales and marketing	$8,312	$7,653	$659	9%

Sales and marketing expenses for the three and six months ended June 30, 2014 increased primarily due to an increase in personnel costs, including stock-based compensation expense of $0.5 million and $0.6 million, respectively to support increasing sales activities.

General and Administrative

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
General and administrative	$3,234	$2,842	$392	14%

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
General and administrative	$6,299	$5,997	$302	5%

General and administrative expenses for the three and six months ended June 30, 2014 increased due to increase in personnel and equity grants of $0.2 million and $0.3 million, respectively.

Provision (benefit) for Income Taxes

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	($4,161)	($2,211)	($1,950)	(88)%

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	($3,634)	$1,265	($4,899)	(387)%

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three and six months ended June 30, 2014 for the Singapore operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, separate effective tax rate was applied to losses from each loss jurisdiction to compute the interim tax expense.

The income tax expense (benefit) for the three and six months ended June 30, 2014 reflects an effective tax rate of 272% and 182%, respectively. The effective tax rates for the three and six months ended June 30, 2014 differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits and recognition of state research and development credits.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash, cash equivalents and investments in marketable securities of $122.3 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$8,263	$7,210
Net cash used in investing activities	(6,878)	(8,956)
Net cash provided by financing activities	273	762

Net increase (decrease) in cash and cash equivalents	$1,658	$(984)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2014 primarily reflected a net income of $1.6 million, depreciation and amortization of $4.9 million and stock-based compensation of $9.9 million, offset by an increases in accounts receivable of $1.3 million and prepaid expenses and other assets of $2.4 million, deferred income taxes and deferred tax charge of $0.9 million, a change in income tax payable/receivable of $2.7 million and decrease in other liabilities of $1 million. Our receivables increased due to a higher relative weighting of shipments made in the last month of the quarter in 2014 compared to 2013. Our prepaid expenses and other assets increased due to new subscriptions for software, maintenance and insurance prepayments. Other liabilities decreased due to reduction in cash advance made by a customer upon achievement of a milestone.

Net cash provided by operating activities during the six months ended June 30, 2013 primarily reflected a decrease in accounts receivable of $2.4 million, a change in income tax payable/receivable of $2.8 million, depreciation and amortization of $3.6 million and stock-based compensation of $8.3 million, offset by net loss of $9.1 million, and an increase in inventories of $0.7 million. Our receivables decreased due to collections. Our inventories increased as a result of growing production for expected delivery to customers in the third quarter of 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2014, consisted of cash used to purchase property and equipment of $8.4 million and purchases of marketable securities of $26.3 million, offset by sales and maturities of marketable securities of $27.8 million.

Net cash used in investing activities during the six months ended June 30, 2013, consisted of cash used to purchase property and equipment of $9.7 million and purchases of marketable securities of $21.8 million, offset by sales and maturities of marketable securities of $22.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014 consisted of proceeds from exercises of stock options and employee stock purchase plan of $4.1 million, offset by minimum tax withholding paid on behalf of employees for restricted stock units of $3.8 million.

Net cash provided by financing activities during the six months ended June 30, 2013 consisted of proceeds from exercises of stock options and employee stock purchase plan of $1.7 million and excess tax benefit related to stock-based compensation of $0.5 million, offset by minimum tax withholding paid on behalf of employees for restricted stock units of $1.4 million.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of June 30, 2014 consisted of $122.3 million of cash, cash equivalents and investments in marketable securities, of which $8.2 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $122.3 million and $122.6 million at June 30, 2014 and December 31, 2013, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of June 30, 2014 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, certificates of deposit, and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders’ equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is set forth under Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report and is incorporated by reference herein. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors below.

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

August 5, 2014

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