Form 10-Q
period 2014-09-30
INPHI Corp
filed 2014-11-07
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of October 31, 2014 was 37,101,675.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$79,612	$31,667
Investments in marketable securities	39,550	90,890
Accounts receivable, net	22,454	13,073
Inventories	9,208	6,767
Deferred tax asset	907	1,099
Income tax receivable	199	240
Prepaid expenses and other current assets	3,256	2,361
Total current assets	155,186	146,097
Property and equipment, net	31,372	22,460
Goodwill	5,875	5,875
Deferred tax charge	3,496	4,200
Other assets, net	5,362	3,710
Total assets	$201,291	$182,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,787	$7,280
Deferred revenue	3,349	1,686
Accrued employee expenses	5,501	4,626
Other accrued expenses	2,631	1,611
Other current liabilities	705	1,881
Total current liabilities	22,973	17,084
Other long-term liabilities	6,124	5,865
Total liabilities	29,097	22,949
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 31,764,498 and 30,244,439 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	32	30
Additional paid-in capital	243,096	225,007
Accumulated deficit	(71,800)	(66,582)
Accumulated other comprehensive income	866	938
Total stockholders’ equity	172,194	159,393
Total liabilities and stockholders’ equity	$201,291	$182,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$36,278	$26,611	$101,389	$73,534
Cost of revenue	13,003	9,796	36,362	26,981
Gross profit	23,275	16,815	65,027	46,553
Operating expenses:
Research and development	15,795	12,995	45,263	37,389
Sales and marketing	4,828	4,118	13,140	11,771
General and administrative	4,671	2,779	10,970	8,776
Total operating expenses	25,294	19,892	69,373	57,936
Loss from operations	(2,019)	(3,077)	(4,346)	(11,383)
Other income	245	210	577	636
Loss before income taxes	(1,774)	(2,867)	(3,769)	(10,747)
Provision (benefit) for income taxes	5,083	(107)	1,449	1,158
Net loss	$(6,857)	$(2,760)	$(5,218)	$(11,905)
Earnings per share:
Basic	$(0.22)	$(0.09)	$(0.17)	$(0.41)
Diluted	$(0.22)	$(0.09)	$(0.17)	$(0.41)

Weighted-average shares used in computing earnings per share:
Basic	31,655,211	29,639,650	31,247,483	29,265,619
Diluted	31,655,211	29,639,650	31,247,483	29,265,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(6,857)	$(2,760)	$(5,218)	$(11,905)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of tax	(58)	17	23	(153)
Realized loss (gain) reclassified into earnings, net of tax	(95)	(5)	(95)	(42)
Comprehensive loss	$(7,010)	$(2,748)	$(5,290)	$(12,100)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(5,218)	$(11,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,943	5,525
Stock-based compensation	15,966	13,000
Deferred income taxes and deferred tax charge	677	641
Excess tax benefit related to stock-based compensation	(777)	(120)
Amortization of premium on marketable securities	666	743
Other noncash items	49	(40)
Changes in assets and liabilities:
Accounts receivable	(9,381)	894
Inventories	(2,441)	(601)
Prepaid expenses and other assets	(1,794)	(128)
Income tax payable/receivable	825	2,460
Accounts payable	136	505
Accrued expenses	1,450	(130)
Deferred revenue	1,663	497
Other liabilities	(732)	(106)
Net cash provided by operating activities	9,032	11,235
Cash flows from investing activities
Purchases of property and equipment	(12,987)	(12,521)
Purchases of marketable securities	(37,006)	(32,122)
Sales and maturities of marketable securities	87,860	30,950
Purchase of intangible assets	(1,079)	—
Purchase of noncurrent investment	—	(2,621)
Net cash provided by (used in) investing activities	36,788	(16,314)
Cash flows from financing activities
Proceeds from exercise of stock options	2,961	2,194
Excess tax benefit related to stock-based compensation	777	120
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,282)	(1,772)
Proceeds from employee stock purchase plan	2,669	2,221
Net cash provided by financing activities	2,125	2,763
Net increase (decrease) in cash and cash equivalents	47,945	(2,316)
Cash and cash equivalents at beginning of period	31,667	30,161
Cash and cash equivalents at end of period	$79,612	$27,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

1. Organization and Basis of Presentation

            Inphi Corporation (the “Company”), a Delaware corporation, was incorporated in November 2000. The Company is a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, data center and computing markets. The Company’s semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, data center and computing infrastructures. In addition, the semiconductor solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, data center and enterprise servers, storage platforms, test and measurement equipment and military systems.

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

          The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at September 30, 2014, and its consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

2. Recent Accounting Pronouncements

In January 2014, the Company adopted the guidance on the “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The guidance provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The adoption of this guidance had no impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board issued guidance on “Revenue from Contracts with Customers.” The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance is effective for the Company on January 1, 2017. Early application is not permitted. The new guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the new revenue recognition guidance will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Investments

The following table summarizes the investments by investment category:

	September 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$2,810	$2,813	$25,061	$25,072
Municipal bonds	18,994	19,044	34,912	34,983
Corporate notes/bonds	17,652	17,693	28,565	28,648
Certificate of deposit	—	—	1,500	1,501
Asset backed securities	—	—	685	686
Total investments	$39,456	$39,550	$90,723	$90,890

As of September 30, 2014, we had 14 investments that were in an unrealized loss position. The gross unrealized losses on these investments at September 30, 2014 of $26 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment which was reclassified from other comprehensive income was included in other income in the consolidated statements of income.

The contractual maturities of available-for-sale securities at September 30, 2014 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$12,624	$12,678
Due between one and five years	26,832	26,872
	$39,456	$39,550

4. Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013

Raw materials	$1,316	$670
Work in process	2,207	2,001
Finished goods	5,685	4,096
	$9,208	$6,767

Finished goods held by distributors were $1,704 and $543 as of September 30, 2014 and December 31, 2013, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
Laboratory and production equipment	$44,960	$34,443
Office, software and computer equipment	12,830	8,649
Furniture and fixtures	1,196	834
Leasehold improvements	5,135	3,952
	64,121	47,878
Less accumulated depreciation	(32,749)	(25,418)
	$31,372	$22,460

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2014 was $2,962 and $7,891, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2013 was $1,912 and $5,525, respectively.

As of September 30, 2014 and December 31, 2013, computer software costs included in property and equipment were $6,645 and $2,815, respectively. Amortization expense of capitalized computer software costs was $149 and $385 for the three and nine months ended September 30, 2014, respectively. Amortization expense of capitalized computer software costs was $66 and $197 for the three and nine months ended September 30, 2013, respectively.

6. Identifiable Intangible assets

In July 2014, the Company purchased 103 patents for $1,079. The amortization expense during the three and nine months ended September 30, 2014 was $52. The net book value of the patents was included in other assets in the consolidated balance sheet.

7. Product Warranty Obligation

As of September 30, 2014 and December 31, 2013, the product warranty liability was $40. There was no movement in product warranty liability during the three and nine months ended September 30, 2014 and 2013.

On November 3, 2014, the Company received a claim notification from an insurance company asserting a claim of approximately $4,000 for field installation repair and replacement costs incurred by a customer in 2011. The Company believes that it had fulfilled its contractual obligation to provide warranty repair and replacement, but has referred the matter to its insurance carrier at the request of the insurance company. Nevertheless, resolutions of third-party claims are inherently uncertain and as such, an unfavorable outcome could ultimately impact the Company’s business, cash flow and results of operations.

8. Other long-term liabilities

Other long-term liabilities consist of the following:

	September 30, 2014	December 31, 2013
Deferred rent	$1,973	$1,471
Income tax payable	3,244	3,295
Deferred tax liabilities	907	1,099
	$6,124	$5,865

9. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and nine months ended September 30, 2014 from the Singapore operation and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, separate effective tax rate was applied to losses from each loss jurisdiction to compute the Company’s interim tax expense. For the three and nine months ended September 30, 2014, the discrete method was used to calculate the Company’s interim tax expense for the U.S. operations. The Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted earnings of the U.S. operations for the year. Under the discrete method, the Company determines its tax expense based upon actual results as if the interim period were an annual period. The Company recorded an income tax provision of $5,083 and $1,449 in the three and nine months ended September 30, 2014, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was (287%) and (38%), respectively. The difference between the effective tax rates and the 34% federal statutory rate resulted primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, stock-based compensation adjustments, transaction cost adjustment and recognition of state research and development credits.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

For three and nine months ended September 30, 2013, the Company used estimated annual effective tax rate methodology to compute the interim period tax provision. The Company recorded an income tax provision (benefit) of ($107) and $1,158 in the three and nine months ended September 30, 2013, respectively The effective tax rate for the three and nine months ended September 30, 2013 was 4% and (11%), respectively from (81%) and 10% in the comparable periods of 2012, respectively. The difference between the effective tax rates and the 35% federal statutory rate resulted primarily due to the change in valuation allowance (originally established in the fourth quarter of 2012), foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits and stock-based compensation adjustments.

 During the three and nine months ended September 30, 2014, the gross amount of the Company’s unrecognized tax benefits increased by approximately $2,763 and $693, respectively as a result of allocating the tax positions expected to be taken during the current year to the interim period based on year to date results. Substantially all of the unrecognized tax benefits as of September 30, 2014, if recognized, would affect the Company’s effective tax rate. As of September 30, 2014, the Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

10. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net loss	$(6,857)	$(2,760)	$(5,218)	$(11,905)
Denominator
Weighted average common stock	31,655,211	29,643,573	31,247,483	29,269,542
Less weighted average unvested restricted stock award	—	(3,923)	—	(3,923)
Weighted-average common stock—basic and diluted	31,655,211	29,639,650	31,247,483	29,265,619
Earnings per share
Basic	$(0.22)	$(0.09)	$(0.17)	$(0.41)
Diluted	$(0.22)	$(0.09)	$(0.17)	$(0.41)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common stock options	3,200,469	4,343,306	3,426,621	4,518,888
Warrant to purchase common stock	—	2,142	—	2,142
Restricted stock unit	3,825,393	3,081,491	3,391,899	2,995,628
Restricted stock award	—	3,923	—	3,923
	7,025,862	7,430,862	6,818,520	7,520,581

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

11. Stock–Based Compensation

In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). Under the provisions of the 2000 Plan, employees, outside directors, consultants and other independent advisors who provide services to the Company may be issued incentive and non-qualified stock options to purchase common stock or may be issued shares of common stock directly. The Compensation Committee of the Board of Directors is authorized to administer the 2000 Plan and establish the stock option terms, including the exercise price and vesting period. Options granted under the plan may have varying vesting schedules; however, options generally vest 25% upon completion of one year of service and thereafter in 36 equal monthly installments. Options granted are immediately exercisable and the shares issued upon exercise of the option are subject to a repurchase right held by the Company. The repurchase price under the repurchase right is the original exercise price and the right lapses in accordance with the option-vesting schedule. As of September 30, 2014 and December 31, 2013, there were no unvested shares outstanding subject to the Company’s right of repurchase. The proceeds received from the unvested early exercise of options are presented in the balance sheet as liabilities and subsequently classified to equity based on the vesting schedule. The vesting of certain options granted or shares issued under the 2000 Plan is subject to acceleration of vesting upon the occurrence of certain events as defined in the 2000 Plan.

Under the 2000 Plan, the exercise price, in the case of an incentive stock option, cannot be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of such shares on the date of grant. The term of the option is determined by the Compensation Committee but in no case can exceed 10 years.

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At September 30, 2014, 1,736,359 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	—	1.99%	—	1.29%
Expected life (in years)	—	6.25	—	6.25
Dividend yield	—	—	—	—
Expected volatility	—	50%	—	50%

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,883,097	$9.26	6.33	$16,229
Granted	—	—
Exercised	(623,393)	4.75
Canceled	(78,514)	12.68
Outstanding at September 30, 2014	3,181,190	$10.06	6.30	$14,629
Exercisable at September 30, 2014	2,433,003	$9.47	5.92	$12,605
Vested at September 30, 2014	2,394,026	$9.47	5.93	$12,410
Vested and expected to vest at September 30, 2014	3,175,132	$10.05	6.29	$14,611

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The weighted average grant date fair value per share of stock options granted to employees during the nine months ended September 30, 2014 and 2013 was $0 and $4.43, respectively.

The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $6,512 and $6,273, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $2,961 and $2,194, respectively, for the nine months ended September 30, 2014 and 2013.

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

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	3,209,567	$11.69
Granted	1,701,411	14.44
Vested	(943,973)	12.74
Canceled	(147,740)	11.52
Outstanding at September 30, 2014	3,819,265	$12.66
Expected to vest at September 30, 2014	3,758,417

The Company granted restricted stock awards (“RSAs”) to certain members of the Board of Directors. The Company estimates the fair value of RSAs using the market price of the common stock on the date of the grant. As of December 31, 2013, the Company had 2,851 outstanding unvested RSAs, which all vested during the nine months ended September 30, 2014.

Employee Stock Purchase Plan

In December 2011, the Company adopted the Employee Stock Purchase Plan (“ESPP”). Participants purchase the Company's stock using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the ESPP, the "look-back" period for the stock purchase price is six months. Offering and purchase periods will begin on February 10 and August 10 of each year. Participants will be granted the right to purchase common stock at a price per share that is 85% of the lesser of the fair market value of the Company's common shares at the beginning or the end of each six-month period.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. The total common stock issued under the ESPP during the nine months ended September 30, 2014 and 2013 was 264,886 and 279,074, respectively.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	0.06%	0.07%	0.07%	0.10%
Expected life (in years)	0.50	0.50	0.50	0.49
Dividend yield	—	—	—	—
Expected volatility	45%	42%	40%	45%
Estimated fair value	$4.05	$3.14	$3.55	$2.86

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses
Cost of goods sold	$314	$276	$863	$790
Research and development	3,261	2,446	8,642	6,675
Sales and marketing	1,242	913	3,040	2,469
General and administrative	1,243	1,048	3,421	3,066
	$6,060	$4,683	$15,966	$13,000

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at September 30, 2014, prior to the consideration of expected forfeitures, is approximately $43,178 and is expected to be recognized over a weighted-average period of 2.69 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and nine months ended September 30, 2014.

The following table presents information about assets required to be carried at fair value on a recurring basis:

September 30, 2014	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$57,320	$—	$57,320
Investment in marketable securities:
US treasury securities	2,813	2,813	—
Municipal bonds	19,044	—	19,044
Corporate notes/bonds	17,693	—	17,693
	$96,870	$2,813	$94,057

December 31, 2013	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$5,119	$—	$5,119
Investment in marketable securities:
US treasury securities	25,072	25,072	—
Municipal bonds	34,983	—	34,983
Corporate notes/bonds	28,648	—	28,648
Certificate of deposit	1,501	—	1,501
Asset backed securities	686	—	686
	$96,009	$25,072	$70,937

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
China	$12,734	$6,615	$37,148	$14,810
United States	5,983	3,580	17,831	15,760
Korea	1,377	5,570	6,431	16,781
Japan	4,094	1,611	10,486	4,249
Philippines	1,976	2,948	3,714	5,904
Singapore	1,777	2,969	6,157	5,868
Other	8,337	3,318	19,622	10,162
	$36,278	$26,611	$101,389	$73,534

As of September 30, 2014, $6,555 of long-lived tangible assets are located outside the United States, of which $5,169 are located in Taiwan. As of December 31, 2013, $5,217 of long-lived tangible assets are located outside the United States, of which $4,694 are located in Taiwan.

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

As of September 30, 2014, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2014 (remaining)	$1,751
2015	7,112
2016	4,268
2017	2,822
2018	1,744
2019	1,259
$18,956

For the three and nine months ended September 30, 2014, lease operating expense was $1,916 and $5,115, respectively. For the three and nine months ended September 30, 2013, lease operating expense was $1,449 and $4,492, respectively.

Noncancelable Purchase Obligations

 We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of September 30, 2014, the total value of open purchase orders for wafers was approximately $2,821.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist '274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, the Company filed a Notice of Appeal. The Company filed its Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated June 22, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place on November 20, 2013. The Patent Trial and Appeal Board (PTAB) issued its decision on January 16, 2014, finding the Examiner erred in declining to adopt 8 of the 9 different rejections that had been proposed by the Company. The Company requested a rehearing of the decision not to adopt the remaining one rejection that had been proposed by Company and was not adopted by the PTAB on February 18, 2014. In papers dated March 18, 2014, Netlist provided rebuttal comments to the request for rehearing and also requested re-opening of prosecution with respect to the claims that the PTAB had rejected, and in that request to re-open prosecution amended the independent claims that stood rejected. The Company filed comments with respect to these proposed amended claims on April 17, 2014, which were refiled in a slightly different form on September 5, 2014. On June 26, 2014, the PTAB issued a decision on the request for rehearing, which included a rejection of further claims pursuant to the Company’s request and on July 28, 2014 Netlist provided a response to the USPTO cancelling those claims that had been rejected in the decision on the request for rehearing. On September 26, 2014, the PTAB remanded the proceedings back to the Examiner, with instructions to consider part, but not all, of the Company comments that had been previously filed on September 5, 2014. On October 10, 2014, the Company filed a Petition to the Director of the USPTO seeking reconsideration of the PTAB remand of September 26, 2014, and requesting that all of the comments that the Company had previously filed on September 5, 2014 should have been entered for consideration by the Examiner, A further communication from the USPTO in response to this Petition is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. The Company filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. The Company filed its Appeal Brief on May 8, 2012, and Netlist filed its Responsive Brief on July 2, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated February 7, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place in front of the PTAB on November 20, 2013. The PTAB issued its decision on January 16, 2014, affirming the Examiner’s decision as to all of the challenged claims. On February 18, 2014, the Company made a request for rehearing of the decision, and in papers dated March 18, 2014, Netlist provided rebuttal comments to the request for rehearing. On August 13, 2014, the PTAB denied the Company request for rehearing, and on October 15, 2014, the Company filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. An Appeal Brief filed with the Court of Appeals for the Federal Circuit is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of the Company’s Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including the Company, timely submitted rebuttal comments on or about February 13, 2012. The USPTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from the Company and the other Requestors were filed on February 13, 2013. On March 21, 2014, the USPTO issued an Action Closing Prosecution in which the USPTO indicated that certain of the pending claims were allowable and other of the pending claims were rejected, and on June 18, 2014 issued a Right of Notice of Appeal. By July 18, 2014, the Company as well as other Requesters each filed Notices of Appeal, and Netlist filed a Cross Appeal on July 30, 2014. By September 30, 2014, each of the Requestors as well as Netlist had filed their respective Appeal Briefs, and by October 30, 2014 each of the Requestors as well as Netlist had filed their respective Responses to the previously filed Appeal Briefs. Reply Briefs by Requesters and Netlist will be the next substantive step of the proceeding after receipt of a further USPTO communication, as currently prosecution otherwise will remain closed. The merged proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2014 and December 31, 2013.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 15. Subsequent Event

On October 3, 2014, the Company completed the acquisition of Cortina Systems, Inc.’s high-speed interconnect and optical transport product lines (Cortina) for approximately $52.7 million in cash and approximately 5.3 million shares of the Company’s common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. The Company purchased Cortina to expand the Company’s market share of the high-speed optical and networking interconnects. The acquisition was financed through existing cash. Cash of $16.5 million was placed in an escrow fund for up to 12 months following the closing for the satisfaction of certain indemnification claims. The Company is in the process of determining the purchase price allocation for this acquisition.

On October 16, 2014, the Compensation Committee of the Board of Directors granted one-time employment RSU awards of 1,000,000 shares to certain Cortina employees who entered employment with the Company commencing upon the closing of the acquisition. The awards vest over four years with vesting contingent upon continuous service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 100G high-speed analog semiconductor solutions, our plans and strategy for future products, expansion of our product offerings and enhancements of existing products, the anticipated benefits of our acquisition of Cortina, our expectations regarding our expenses and revenue, our continuing investment in resources to develop more products and to support the growth of our business, our tax benefits, the benefits of our products and services, timing of the development of our products, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, including our expectations regarding operating and capital expenditures, repatriation of cash, our anticipated growth and growth strategies, interest rate sensitivity, adequacy of our disclosure controls, customer concentration, foundry constraints, competition, protection of our intellectual property, our dividend policy and our legal proceedings. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to realize the anticipated benefits of our acquisition of Cortina, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part II, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

We have a product portfolio with many products sold in communication and data center markets as of September 30, 2014, including our 100 GbE CMOS SerDes architecture, or iPHY, which is designed to enable the development of next generation low power and high port density 100 Gigabit Ethernet, or 100 GbE, solutions to address bandwidth bottlenecks in next generation data center and communications infrastructures.

Highlights in the third quarter of 2014 include the following:

●

We announced the production availability of the first generation new iKON™ family of 100G Clock and Data Recovery Retimer integrated circuits (IC) targeted at next-generation 2-Terabit line cards. The first product in this series, the IN112525-LC 100G CMOS CDR Retimer IC is designed to accelerate deployment for higher density 100G in service provider and data center networks.

●

We announced the availability of IN3216DZ, the first single chip quad channel linear Mach Zehnder driver in bare die form to address the network needs for 100G coherent systems in small form factors for the metro market. Specifically designed to be co-packaged with MZ modulators, the IN3216DZ will reduce size and cost of 100G coherent systems to enable higher density metro solutions.

●

We started sampling 45GBaud Linear Coherent Product Family, the industry’s first linear ICs enabling 400G coherent solutions for next-generation metro to long haul applications. The initial product offerings includes IN4514SZ, a high-performance octal linear differential to single-ended Mach-Zehnder Modulator Driver and IN4550TA, a quad linear TIA/VGA Amplifier.

     A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2013 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, we delivered the following financial performance:

•

Total revenue increased by $9.7 million, or 36%, to $36.3 million in the three months ended September 30, 2014. In the nine months ended September 30, 2014, total revenue increased by $27.9 million, or 38%, to $101.4 million.

•

Gross profit as a percentage of revenue increased to 64.2% from 63.2% in the three months ended September 30, 2014. In the nine months ended September 30, 2014, gross profit as a percentage of revenue increased to 64.1% from 63.3%.

•

Total operating expenses increased by $5.4 million, or 27%, to $25.3 million in the three months ended September 30, 2014. In the nine months ended September 30, 2014, total operating expenses increased by $11.4 million, or 20%, to $69.4 million.

•

Loss from operations decreased by $1.1 million, or 34%, to a loss from operations of $2.0 million in the three months ended September 30, 2014. In the nine months ended September 30, 2014, loss from operations decreased by $7.0 million, or 62%, to a loss from operations of $4.3 million.

•

Diluted earnings per share decreased by $0.13 to ($0.22) in the three months ended September 30, 2014. In the nine months ended September 30, 2014, diluted earnings per share increased by $0.24 to ($0.17).

The increase in our revenue was primarily due to increased consumption of our isolation memory buffer or iMB, dual linear transimpedance amplifier or TIA, quad linear driver products and iPHY products.

Our loss from operations decreased due to higher revenue, partially offset by increased operating expenses. Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From October 2013 to September 2014, we hired 109 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars due to the acquisition of Cortina Systems, Inc. as discussed below, and our continuing investment in resources to develop more products and to support the growth of our business. Our diluted earnings per share decreased during the three months ended September 30, 2014, primarily due to provision for income taxes. Our diluted earnings per share increased during the nine months ended September 30, 2014 due to a decrease in loss from operations mainly from increase in revenue.

Our cash and cash equivalents were $79.6 million at September 30, 2014, compared with $31.7 million at December 31, 2013. We generated cash flow from operations of $9.0 million during the nine months ended September 30, 2014 compared to $11.2 million during the nine months ended September 30, 2013. Cash provided by investing activities during the nine months ended September 30, 2014 was $36.8 million primarily due to sales and maturities of marketable securities offset by purchases of marketable securities and property and equipment. We generated cash flow from financing activities of $2.1 million primarily due to proceeds from exercise of stock options and employee stock purchase plan of $5.6 million and excess tax benefit related to stock-based compensation of $0.8 million offset by minimum tax withholding paid on behalf of employees of $4.3 million.

Recent Developments

On October 3, 2014, we completed the acquisition of Cortina Systems, Inc.’s high-speed interconnect and optical transport product lines (Cortina) for approximately $52.7 million in cash and approximately 5.3 million shares of our common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. We purchased Cortina to expand the Company’s market share of the high-speed optical and networking interconnects. The acquisition was financed through existing cash. Cash of $16.5 million was placed in an escrow fund for up to 12 months following the closing for the satisfaction of certain indemnification claims. We are in the process of determining the purchase price allocation for this acquisition.

On October 16, 2014, the Compensation Committee of the Board of Directors granted one-time employment restricted stock unit awards of 1,000,000 shares to certain Cortina employees who entered employment with us commencing upon the closing of the acquisition. The awards vest over four years with vesting contingent upon continuous service.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2014.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	100%	100%	100%	100%
Cost of revenue	36	37	36	37
Gross profit	64	63	64	63
Operating expenses:
Research and development	44	49	44	51
Sales and marketing	13	16	13	16
General and administrative	13	10	11	12
Total operating expenses	70	75	68	79
Loss from operations	(6)	(12)	(4)	(16)
Other income	1	1	—	1
Loss before income taxes	(5)	(11)	(4)	(15)
Provision (benefit) for income taxes	15	(1)	2	1
Net loss	20%	(10)%	(6)%	(16)%

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Total revenue	$36,278	$26,611	$9,667	36%

	Nine Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Total revenue	$101,389	$73,534	$27,855	38%

Total revenue for the three and nine months ended September 30, 2014 increased compared to corresponding 2013 periods due to changes in average selling price and number of units sold. For the three and nine months ended September 30, 2014, the average selling price increased by 74% and 54%, respectively, due to product mix, mainly from sales of our higher priced products which includes dual linear TIA and quad linear driver products. For the three and nine months ended September 30, 2014, the number of units sold decreased by 22% and 11%, respectively, mainly from a decrease in consumption of our other high speed memory interface products. We believe the reduction in the unit consumption of high speed memory is the natural result of migration to higher capacity DiMM cards at economic prices made possible in part by the availability of higher capacity DRAM at economic prices. In effect, a requirement for the same or more memory capacity can now be placed on a single card, thereby naturally absorbing the same or more aggregate memory requirement into a smaller number of cards.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Cost of revenue	$13,003	$9,796	$3,207	33%
Gross profit	$23,275	$16,815	$6,460	38%
Gross profit as a percentage of revenue	64%	63%	—	1%

	Nine Months Ended September 30,		Change
	2014	R2013	Amount	%
	(dollars in thousands)
Cost of revenue	$36,362	$26,981	$9,381	35%
Gross profit	$65,027	$46,553	$18,474	40%
Gross profit as a percentage of revenue	64%	63%	—	1%

Gross profit for the three and nine months ended September 30, 2014 increased primarily due to increases in revenue as` described above. Gross profit as a percentage of revenue was relatively unchanged for both periods as compared to the prior year.

Research and Development

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Research and development	$15,795	$12,995	$2,800	22%

	Nine Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Research and development	$45,263	$37,389	$7,874	21%

Research and development expenses for the three and nine months ended September 30, 2014 increased primarily due to the increase in research and development headcount and equity awards, which resulted in a $4.0 million and $8.6 million increase in personnel costs and stock-based compensation expense, respectively. Consulting fees increased by $0.8 million and $1.0 million for the three and nine months ended September 30, 2014 as a result of an increase in engineering activities. CAD software tool license expense increased by $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, due mainly to increased headcount in engineering. In addition, depreciation and allocated expenses increased by $1.6 million and $3.3 million for the three and nine months ended September 30, 2014, respectively, due to an increase in equipment and research and development activities. The increases were partially offset by increase in reimbursement from customers related to research and development contracts of $4.5 million and $6.4 million for the three and nine months ended September 30, 2014, respectively. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing product offerings.

Sales and Marketing

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Sales and marketing	$4,828	$4,118	$710	17%

	Nine Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Sales and marketing	$13,140	$11,771	$1,369	12%

Sales and marketing expenses for the three and nine months ended September 30, 2014 increased primarily due to an increase in personnel costs, including stock-based compensation expense of $0.7 million and $1.3 million, respectively to support increasing sales activities.

General and Administrative

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
General and administrative	$4,671	$2,779	$1,892	68%

	Nine Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
General and administrative	$10,970	$8,776	$2,194	25%

General and administrative expenses for the three and nine months ended September 30, 2014 increased due to primarily to an increase in legal fees of $1.1 million and $1.3 million, respectively, in connection with the acquisition of Cortina. In addition, for the three and nine months ended September 30, 2014, personnel costs and stock-based compensation expense increased by $0.3 million and $0.6 million, respectively.

Provision (benefit) for Income Taxes

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$5,083	$(107)	$5,190	N/M

	Nine Months Ended September 30,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,449	$1,158	$291	25%

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three and nine months ended September 30, 2014 from the Singapore operation and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, separate effective tax rate was applied to losses from each loss jurisdiction to compute the Company’s interim tax expense. For the three and nine months ended September 30, 2014, the discrete method was used to calculate the interim tax expense for the U.S. operations. We determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted earnings of the U.S. operations for the year. Under the discrete method, we determine the tax expense based upon actual results as if the interim period were an annual period.

The income tax expense for the three and nine months ended September 30, 2014 reflects an effective tax rate of (287%) and (38%), respectively. The effective tax rates for the three and nine months ended September 30, 2014 differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, stock-based compensation adjustments, transaction cost adjustment and recognition of state research and development credits.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash, cash equivalents and investments in marketable securities of $119.2 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. A portion of the cash and cash equivalents as of September 30, 2014 was used to finance the acquisition of Cortina. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$9,032	$11,235
Net cash provided by (used in) investing activities	36,788	(16,314)
Net cash provided by financing activities	2,125	2,763
Net increase (decrease) in cash and cash equivalents	$47,945	$(2,316)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014 primarily reflected increases in accrued expenses of $1.4 million and deferred revenue of $1.7 million, change in income tax payable/receivable of $0.8 million, depreciation and amortization of $7.9 million and stock-based compensation of $16.0 million, offset by net loss of $5.2 million, increases in accounts receivable of $9.4 million, inventories of $2.4 million and prepaid expenses and other assets of $1.8 million. Our accrued expenses increased due to accrual of employee benefits. Our deferred revenue increased as distributors increased their inventory level for shipment to customers in the fourth quarter of 2014. Accounts receivable increased due to shipments made in the last month of the quarter and billings for non-recurring engineering contracts with customers. Our inventories increased a result of growing production for expected delivery to customers in the fourth quarter of 2014. Our prepaid expenses and other assets increased due to new subscriptions for software, maintenance and insurance prepayments.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2014, consisted of sales and maturities of marketable securities of $87.9 million, offset by purchases property and equipment of $13.0 million, purchase of intangible assets of $1.1 million and purchases of marketable securities of $37.0 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014 consisted of proceeds from exercises of stock options and employee stock purchase plan of $5.6 million and excess tax benefit related to stock-based compensation of $0.8 million, offset by minimum tax withholding paid on behalf of employees for restricted stock units of $4.3 million.

Net cash provided by financing activities during the nine months ended September 30, 2013 consisted of proceeds from exercise of stock options and employee stock purchase plan of $4.4 million, offset by minimum tax withholding paid on behalf of employees for restricted stock units of $1.8 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of September 30, 2014 consisted of $119.2 million of cash, cash equivalents and investments in marketable securities, of which $8.3 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 to 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

 Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $119.2 million and $122.6 million at September 30, 2014 and December 31, 2013, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of September 30, 2014 consisted of money market funds, U.S. Treasuries, municipal bonds and corporate bonds. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is set forth under Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report and is incorporated by reference herein. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors below.

Item 1A. Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013, which are incorporated by reference herein, in addition to the following updated risk factor disclosures, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein.

Future sales of shares by existing stockholders, including former Cortina stockholders, could cause our stock price to decline.

We are required to file a registration statement to register the shares issued in connection with the Cortina acquisition for sale into the public market by the selling stockholders. These shares, if sold in the market all at once or at about the same time, could depress the market price during the period the registration statement remains effective and also could affect our ability to raise equity capital.

We have pursued and may continue to pursue acquisition opportunities such as our acquisition of Cortina and may not realize the anticipated benefits of any such acquisitions, which in turn could harm our business and operating results.

We may be unable to successfully integrate Cortina’s high-speed interconnect and optical transport business or realize the anticipated benefits of the acquisition. The successful integration of Cortina as well as the retention of personnel require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. We may not be successful in these efforts. We may not achieve the anticipated benefits of any acquired assets or businesses, such as Cortina, due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage any acquired businesses will require significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.

Our business, particularly the high-speed interconnect and optical transport business, is dependent on capital expenditures by service providers, and any downturn that they experience could negatively impact our business.

Our business, particularly the high-speed interconnect and optical transport business we acquired in connection with our acquisition of Cortina, depends on continued capital expenditures by service providers and is subject to the cyclicality of such expenditures. Our communications semiconductor products are sold primarily to network equipment vendors that in turn sell their equipment to service providers. If the demand for our customers’ products declines or fails to increase, as a result of lower capital expenditures by service providers or any other factors, demand for our products will be similarly affected. The global economic downturn caused a significant reduction in capital spending on communications network equipment. While we are beginning to see improvement, there are no guarantees that this growth will continue, which could result in market volatility or another downturn. If there is another downturn, our business, operating results and financial condition may be materially harmed.

We face intense competition and expect competition to increase in the future. If we fail to compete effectively, it could have an adverse effect on our revenue, revenue growth rate, if any, and market share.

The global semiconductor market in general, and the communications and computing markets in particular, are highly competitive. We compete or plan to compete in different target markets to various degrees on the basis of a number of principal competitive factors, including product performance, power budget, features and functionality, customer relationships, size, ease of system design, product roadmap, reputation and reliability, customer support and price. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Broadcom Corporation, Hittite Microwave Corporation, Integrated Device Technology, Inc. and Texas Instruments Incorporated, as well as other analog signal processing companies. We also compete with Applied Micro Circuits Corporation and PMC-Sierra, Inc. in the high-speed interconnect and optical transport business. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as our customers reduced their purchase orders. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

Cortina’s high-speed interconnect and optical transport business has historically relied on a small number of key customers for a substantial portion of its revenue, and the loss of one or more of these key customers or the diminished demand for these products from one or more such key customers could negatively affect our ability to realize the anticipated benefits of our acquisition of Cortina.

A small number of customers have historically accounted for a substantial portion of Cortina’s revenues from its high-speed interconnect and optical transport business in any particular period. We anticipate that our relationships with these key customers will continue to be important to this business, and we expect that this customer concentration will increase in the future. We have no long-term volume purchase commitments from our key customers. These customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may otherwise alter their purchasing patterns. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers would significantly reduce our revenue and profits.

The failure of our distributors to perform as expected could materially reduce our future revenue or negatively impact our reported financial results.

Cortina’s high-speed interconnect and optical transport business has historically relied on a number of distributors, in particular Arrow Electronics, Inc., Dragon Technology Distribution (HK) Limited and Brilliant Technologies Company, to help generate customer demand, provide technical support and other value-added services to its customers, fill customer orders and stock its products. These distributors do not sell those products exclusively, and to the extent they choose to emphasize a competitor’s products over our products, our results of operations could be harmed. Our contracts with these distributors may be terminated by either party with notice. Our distributors are located all over the world, and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could potentially affect our distributors’ operations. Further, our distributors have contractual rights to return unsold inventory to us, and, if this were to happen, we could incur significant cost in finding alternative sales channels for these products or through write-offs. Any adverse condition experienced by our distributors could negatively impact their level of support for our products or the rate at which they make payments to us and, consequently, could harm our results of operations. We rely on accurate and timely sales reports from our distributors in order for our financial results to represent the actual sales that our distributors make for us in any given period. Any inaccuracies or delays in these reports could negatively affect our ability to produce accurate and timely financial reports and to recognize revenue. We also rely on distributors for sales forecasts, and any inaccuracies in such forecasts could impair the accuracy of our projections and planned operations.

Item 6. Exhibits

     (a)  Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

2.1

Agreement and Plan of Merger dated as of July 30, 2014 by and among the Registrant, Catalina Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, Cortina Systems, Inc., a Delaware corporation, and the Stockholders’ Agent (incorporated by reference from exhibit 2.1 of the Registrant’s current report on Form 8-K filed with the SEC on August 1, 2014 and Amendment No. 1 thereto, dated September 25, 2014 (incorporated by reference from exhibit 2.1 of the Registrant’s current report filed on Form 8-K with the SEC on October 6, 2014).*

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3(i) of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3(ii).2 filed with Registration Statement on Form S-1 (File No. 333-167564)).

4.1	Specimen Common Stock Certificate (incorporated by reference from exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564).

4.2

Amended and Restated Investors’ Rights Agreement dated as of August 12, 2010 (incorporated by reference from exhibit 4.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

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

________________

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

* The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPHI CORPORATION,
(Registrant)

By: /s/ Ford Tamer
Ford Tamer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By: /s/ John Edmunds
John Edmunds
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

November 7, 2014

EXHIBIT INDEX

Number	Description

2.1

Agreement and Plan of Merger dated as of July 30, 2014 by and among the Registrant, Catalina Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, Cortina Systems, Inc., a Delaware corporation, and the Stockholders’ Agent (incorporated by reference from exhibit 2.1 of the Registrant’s current report on Form 8-K filed with the SEC on August 1, 2014 and Amendment No. 1 thereto, dated September 25, 2014 (incorporated by reference from exhibit 2.1 of the Registrant’s current report filed on Form 8-K with the SEC on October 6, 2014).*

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3(i) of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3(ii).2 filed with Registration Statement on Form S-1 (File No. 333-167564)).

4.1	Specimen Common Stock Certificate (incorporated by reference from exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564).

4.2

Amended and Restated Investors’ Rights Agreement dated as of August 12, 2010 (incorporated by reference from exhibit 4.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

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

_______________

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

*	The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.