Form 10-K
period 2014-12-31
INPHI Corp
filed 2015-03-10
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34942

Inphi Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐      No  ☑

As of June 30, 2014, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $458 million, based on the closing price of the common stock as reported on the New York Stock Exchange for that date.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 28, 2015 was 37,864,922.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2014.

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements are statements that relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products, expansion of our product offerings and enhancements of existing products, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the features and benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, the status and anticipated impact of the Cortina integration, our collaborative relationships with industry and technology leaders, OEMs, systems manufacturers and standard bodies and the anticipated benefits thereof, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our strategies regarding sales and marketing, manufacturing, research and development, intellectual property and the anticipated benefits thereof, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involved known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

On October 3, 2014, we completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines (Cortina) for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. We acquired Cortina to expand the Company’s market share in high-speed optical and networking interconnects.

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

We have ongoing, informal collaborative discussions with industry and technology leaders such as Advanced Micro Devices, Inc. (AMD), Alcatel-Lucent, ARM Ltd., Ciena Corporation, Cisco Systems, Inc., Huawei Technologies Co., Ltd., Juniper Networks Inc., Intel Corporation, Micron Technology, Inc., Samsung and SK Hynix Inc. to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications and computing systems. Although, we generally do not have any formal collaboration agreements with these entities, we often engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, original equipment manufacturers or OEMs, systems manufacturers and standards bodies. Our products are designed into systems sold by OEMs, including Alcatel-Lucent, Ciena, Cisco, Dell Inc., EMC Corporation, H3C Technologies, Hewlett-Packard Company, Huawei, International Business Machines Corporation (IBM), Juniper and Oracle Corporation. We believe we are one of a limited number of suppliers to these OEMs for the type of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to other intermediary systems or module manufacturers that, in turn, sell to these OEMs.

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

As of December 31, 2014, we have a wide range product portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, retiming and buffering data and clock signals at speeds up to 100 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. We introduced 15 and 20 new products in 2014 and 2013, respectively. The acquisition of Cortina added approximately 130 products in our portfolio which includes high-speed interconnect and optical transport products. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as five years or more.

In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 15%, 39% and 45% of our total revenue in 2014, 2013 and 2012, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 14% of our total revenue in 2014. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 10% and 14% of our total revenue in 2013 and 2012, respectively. There were no other products that generated more than 10% of our total revenue in 2014, 2013 or 2012.

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

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog semiconductor solutions for their future products. During the year ended December 31, 2014, we sold our products to more than 160 customers.

Sales to customers in Asia accounted for 71%, 71% and 65% of our total revenue in 2014, 2013 and 2012, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2014, sales to Samsung, including its subcontractors accounted for 18% of our total revenue, respectively, and our 10 largest customers collectively accounted for 61% of our total revenue. In the year ended December 31, 2013, sales to Samsung, including its subcontractors and SK Hynix, including its subcontractor accounted for 20% and 16% of our total revenue, respectively, and our 10 largest customers collectively accounted for 70% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 11% of our total revenue in the year ended December 31, 2013. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2014 or 2013.

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

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors. For the year ended December 31, 2014, 84% of our revenue was generated by our direct sales team and third-party sales representatives. We operate direct sales offices in Japan, Korea, Singapore, and the United States and employ sales personnel that cover our direct customers and manage our channel partners. We utilize ten sales representatives and/or distributors in Asia, three distributors in Europe, two distributors in Israel, two distributors in Japan and seven sales representatives and three distributors in North America. Our channel network includes more than 150 sales professionals to support our products and customers, including 12 in Japan, 40 in Asia (other than Japan), 50 in North America and 20 in Europe, the Middle East and Africa, or EMEA. All of these sales professionals are sales agents and are employed by our distributors and sales representatives except for 30 sales agents who are our direct employees, including four in Japan, 13 in Asia, ten in North America and three in EMEA. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales team using web-based tools.

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

•

Package and Assembly. Upon the completion of processing at the foundry, the finished wafers are shipped to our third-party assemblers for packaging and assembly. Currently, our principal packaging and assembly contractors are Orient Semiconductor Electronics Ltd., or OSE in Taiwan, STATS ChipPAC Ltd. in Korea, Kyocera Corporation in North America and Japan, Signetics Corporation in Korea, Amkor Technology in Korea and ASEM Technology in Malaysia.

•

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, OSE in Taiwan, Advanced Semiconductor Engineering or ASE in California, STATS ChipPAC in Korea, Evans Analytical Group or EAG in North America, Signetics Corporation in Korea, Amkor Technology in Korea, ASEM Technology in Malaysia and Presto Engineering in North America are our test partners. We also perform testing in our Westlake Village, California, facility.

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

We have assembled a core team of experienced engineers and systems designers in three design centers located in the United States, Singapore and United Kingdom. Our technical team typically has, on average, more than 23 years of industry experience with more than 60% having advanced degrees and more than 16% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement and military systems. In 2014, 2013 and 2012, our research and development expenses were $70.9 million, $50.5 million and $40.1 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Analog Devices, Inc., Avago Technologies Ltd., Broadcom Corporation, Integrated Device Technology, Inc., or IDT, M/A-COM Technology Solutions Inc., Montage Technology Group Limited, RF Micro Devices, Inc., PMC-Sierra, Inc., Semtech Corp. and Texas Instruments Incorporated, as well as other smaller analog signal processing companies. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2014, we had 393 issued and allowed patents in the United States and other patent applications pending in the United States. The 393 issued and allowed patents in the United States expire in the years beginning in 2015 through 2034. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

Employees

At December 31, 2014, we employed 446 full-time equivalent employees, including 280 in research, product development and engineering, 64 in sales and marketing, 39 in general and administrative management and 63 in manufacturing engineering and operations. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

As of December 31, 2014, we had an accumulated deficit of $89.2 million. We have incurred net losses in each year through 2008. We also generated net loss of $22.6 million, $13.2 million and $20.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. We generated net income of $1.9 million for the year ended December 31, 2011. We may continue to incur net losses in the future.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

For the year ended December 31, 2014, sales to Samsung, including its subcontractors, accounted for 18% of our total revenue, and our 10 largest customers collectively accounted for 61% of our total revenue. For the year ended December 31, 2013, sales to Samsung, including its subcontractors, and SK Hynix, including its subcontractor, accounted for 20% and 16% of our total revenue, respectively, and our 10 largest customers collectively accounted for 70% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 11% of our total revenue in the year ended December 31, 2013. Some of our customers, including Samsung, SK Hynix and Micron, use our products primarily in high-speed memory devices. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more, as well as other products in more volatile high growth or rapidly changing areas, which may have shorter life cycles of only two to three years. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. In 2009, we successfully introduced and began to ship a new product in production which we identify as product number INSSTE32882-GS04, or the GS04 product, and which consists of an integrated PLL and register buffer. Sales of the GS04 product comprised 18% of our total revenue in 2010. In 2010, we also began to ship in production volume a “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 15%, 39% and 45% of our total revenue in 2014, 2013 and 2012, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier that we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 10% and 14% of our total revenue in 2013 and 2012, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 14% of our total revenue in 2014. There were no other products that generated more than 10% of our total revenue in 2014, 2013 or 2012.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Analog Devices, Inc., Avago Technologies Ltd., Broadcom Corporation, Integrated Device Technology, Inc., M/A-COM Technology Solutions Inc., Montage Technology Group Limited, PMC-Sierra, Inc., Semtech Corp., RF Micro Devices, Inc. and Texas Instruments Incorporated, as well as other analog signal processing companies. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

In 2014, we derived 84% of our total revenue from sales by our direct sales team and third-party sales representatives. In addition, in 2014 and 2013, approximately 16% of our sales were made through third-party distributors, respectively. Two of our distributors, which sell solely to Micron, accounted for 11% our total revenue in 2013. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

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

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of certain key personnel, including Dr. Loi Nguyen, one of our founders and our Vice President of Optical Interconnect. In February 2011, our Chief Technology Officer resigned and we promoted our Vice President of Engineering for New Business Initiatives to serve as our new Chief Technology Officer. Changes in our management team could negatively affect our operations and our relationships with our customers, employees and market leaders. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

Risks Related to Cortina Acquisition

Future sales of shares by existing stockholders, including former Cortina stockholders, could cause our stock price to decline.

We filed a registration statement to register the shares issued in connection with the Cortina acquisition for sale into the public market by the selling stockholders. These shares, if sold in the market all at once or at about the same time, could depress the market price during the period the registration statement remains effective and also could affect our ability to raise equity capital.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $70.9 million in 2014, $50.5 million in 2013 and $40.1 million in 2012. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted new disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. Those new rules, which will require reporting starting 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.

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

The trading price of our common stock has experienced wide fluctuations. For example, since our initial public offering through December 31, 2014, the closing price of our common stock has ranged from $7.20 to $26.63. Volatility in the market price of our common stock may occur in the future. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this report and others beyond our control, including:

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

We lease 57,914 square feet of office space in Santa Clara, California which currently serve as our principal executive office which will expire on August 17, 2019. We also lease 40,522 square feet of office space in Westlake Village, California under a lease that will expire on December 31, 2017. Our Singapore subsidiary currently leases 6,374 square feet of office space in Singapore under a lease that expires on April 30, 2017. Our United Kingdom subsidiary currently leases office space in Northamptonshire, England under a lease that expires on March 30, 2016. We also occupy space in Folsom, California, consisting of 14,254 square feet under a lease that expires on May 31, 2015, and space in Raleigh, North Carolina, consisting of 15,440 square feet under a lease that expires on September 30, 2015. Our Canada subsidiary currently leases 13,951 square feet in Ottawa, Canada under a lease that expires on October 31, 2016. We believe that current facilities, are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 15 of Notes to Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data”.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that we raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist '274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. We provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, we filed a Notice of Appeal. We filed the Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated June 22, 2012. We filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place on November 20, 2013. The Patent Trial and Appeal Board (PTAB) issued its decision on January 16, 2014, finding the Examiner erred in declining to adopt 8 of the 9 different rejections that had been proposed by us. We requested a rehearing of the decision not to adopt the remaining one rejection that had been proposed by us and was not adopted by the PTAB on February 18, 2014. In papers dated March 18, 2014, Netlist provided rebuttal comments to the request for rehearing and also requested re-opening of prosecution with respect to the claims that the PTAB had rejected, and in that request to re-open prosecution amended the independent claims that stood rejected. We filed comments with respect to these proposed amended claims on April 17, 2014, which were refiled in a slightly different form on September 5, 2014. On June 26, 2014, the PTAB issued a decision on the request for rehearing, which included a rejection of further claims pursuant to our request and on July 28, 2014 Netlist provided a response to the USPTO cancelling those claims that had been rejected in the decision on the request for rehearing. On September 26, 2014, the PTAB remanded the proceedings back to the Examiner, with instructions to consider part, but not all, of our comments that had been previously filed on September 5, 2014. On October 10, 2014, we filed a Petition to the Director of the USPTO seeking reconsideration of the PTAB remand of September 26, 2014, and requesting that all of the comments that we had previously filed on September 5, 2014 should have been entered for consideration by the Examiner. The USPTO denied this Petition and a communication from the Examiner, with instructions to consider part, but not all, of our comments that had been previously filed on September 5, 2014 is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures. We may consider filing an appeal to any determination made by the USPTO with the Federal Circuit Court of Appeals.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that we raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. We provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. We then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. We submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. We filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. We filed its Appeal Brief on May 8, 2012, and Netlist filed its Responsive Brief on July 2, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated February 7, 2012. We filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place in front of the PTAB on November 20, 2013. The PTAB issued its decision on January 16, 2014, affirming the Examiner’s decision as to all of the challenged claims. On February 18, 2014, we made a request for rehearing of the decision, and in papers dated March 18, 2014, Netlist provided rebuttal comments to the request for rehearing. On August 13, 2014, the PTAB denied our request for rehearing, and on October 15, 2014, we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. An Appeal Brief was filed with the Court of Appeals for the Federal Circuit on February 3, 2015 and an Opposition Brief filed by Netlist in the Court of Appeals for the Federal Circuit is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that we raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon our request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of our Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including us, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including us, timely submitted rebuttal comments on or about February 13, 2012. The USPTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from us and the other Requestors were filed on February 13, 2013. On March 21, 2014, the USPTO issued an Action Closing Prosecution in which the USPTO indicated that certain of the pending claims were allowable and other of the pending claims were rejected, and on June 18, 2014 issued a Right of Notice of Appeal. By July 18, 2014, we as well as other Requesters each filed Notices of Appeal, and Netlist filed a Cross Appeal on July 30, 2014. By September 30, 2014, each of the Requestors as well as Netlist had filed their respective Appeal Briefs, and by October 30, 2014 each of the Requestors as well as Netlist had filed their respective Responses to the previously filed Appeal Briefs. Reply Briefs by Requesters and Netlist were filed on or before February 18, 2015 and consideration by the USPTO will be the next substantive step of the proceeding, as currently prosecution otherwise will remain closed. The merged proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

As a result of acquisition of Cortina, we are currently working to settle a patent dispute involving Cortina and Vitesse Semiconductor Corporation (Vitesse). The patent dispute involves a certain patent family owned by Vitesse associated with error correction. We are currently in discussion with Vitesse in good faith to settle the dispute. We believe that the probable liability of this claim would be $750,000 which we recorded as of the acquisition date and December 31, 2014. Based on the Agreement and Plan of Merger dated July 30, 2014, we would be indemnified for future settlement arising from this claim, up to an amount of $750,000. Accordingly, we recorded an indemnification asset in the amount of $750,000 as of the acquisition date. However, because of the nature and inherent uncertainties, should the outcome of the settlement be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “IPHI”. The following table sets forth the range of high and low sales prices for our common stock in each quarter:

2014	Low	High
Fourth Quarter	$12.41	$19.14
Third Quarter	12.57	17.17
Second Quarter	13.49	16.35
First Quarter	10.87	16.56

2013	Low	High
Fourth Quarter	$10.88	$14.88
Third Quarter	10.59	13.85
Second Quarter	8.62	11.53
First Quarter	7.95	10.95

As of February 28, 2015, we had approximately 66 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on November 11, 2010 (the day of our initial public offering) in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on November 11, 2010 and ending on December 31, 2014. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with Part II, “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2014 and 2013, and the selected statements of operations data for each of the years ended December 31, 2014, 2013, and 2012 have been derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2012, 2011 and 2010 and the selected statements of operations data for the years ended December 31, 2011 and 2010 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue(1) (4)	$156,142	$102,664	$91,206	$79,297	$83,193
Cost of revenue(1) (2)	70,488	37,095	32,684	28,687	29,438
Gross profit	85,654	65,569	58,522	50,610	53,755
Operating expense:
Research and development(1) (2)	70,863	50,516	40,102	28,565	23,781
Sales and marketing(1) (2)	20,003	15,741	14,052	12,700	8,823
General and administrative(1) (2)	16,153	11,614	12,300	9,141	9,212
Total operating expense	107,019	77,871	66,454	50,406	41,816
Income (loss) from operations	(21,365)	(12,302)	(7,932)	204	11,939
Interest and other income (expense)	495	876	914	509	(50)
Income (loss) before income taxes	(20,870)	(11,426)	(7,018)	713	11,889
Provision (benefit) for income taxes(3)	1,738	1,752	13,673	(1,218)	(14,242)
Net income (loss)	$(22,608)	$(13,178)	$(20,691)	$1,931	$26,131
Net income (loss) allocable to common and participating common securities	$(22,608)	$(13,178)	$(20,691)	$1,931	$5,326
Earnings per share:
Basic	$(0.69)	$(0.45)	$(0.73)	$0.07	$1.03
Diluted	$(0.69)	$(0.45)	$(0.73)	$0.07	$0.61
Weighted-average shares used in computing earnings per share:
Basic	32,707,868	29,493,005	28,378,680	26,799,237	5,086,169
Diluted	32,707,868	29,493,005	28,378,680	29,367,423	8,546,537

(1)

On October 3, 2014, we completed the acquisition of Cortina, including its high-speed interconnect and optical transport product lines for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. The results of operations of Cortina and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from the acquisition date. This acquisition resulted in a significant change in our statement of operations in 2014 which includes:

(i) Charge to cost of goods sold resulting from the step-up inventory acquired from Cortina; and

(ii) Charge to cost of goods sold and operating expenses from amortization of acquired intangibles

Footnotes continued on the following page.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,366	$31,667	$30,161	$29,696	$110,172
Investments in marketable securities	38,908	90,890	91,107	89,283	—
Working capital	108,372	129,013	131,310	129,395	116,887
Total assets	278,710	182,342	170,074	172,628	158,957
Total liabilities	39,536	22,949	17,109	14,224	16,271
Total stockholders’ equity (deficit)	239,174	159,393	152,965	158,404	142,686

Footnotes continued from the prior page.

(2)	Stock-based compensation expense is included in our results of operations as follows:

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Operating expenses:
Cost of revenue	$1,260	$1,086	$726	$315	$107
Research and development	12,420	8,586	5,833	3,214	1,381
Sales and marketing	4,079	3,204	2,660	2,054	526
General and administrative	4,701	4,102	3,240	1,609	691

(3)

The provision (benefit) for income taxes for the year ended December 31, 2012 included the establishment of valuation allowance against deferred tax assets. The provision (benefit) for income taxes for the year ended December 31, 2010 included the releases and reversals of valuation allowances against deferred tax assets provided in prior periods. Please see note 9 to the notes to our consolidated financial statements.

(4)

Samsung, together with associated entities, held over 13% of our outstanding shares of common stock before our initial public offering. After our initial public offering in November 2010, Samsung, together with associated entities, holds less than 10% of our outstanding shares of common stock. As a result of decline in ownership below 10% of our common stock, we no longer consider Samsung a related party. Revenues from Samsung were $27,940 for the year ended December 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements are statements that relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products, expansion of our product offerings and enhancements of existing products, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, the status and anticipated impact of the Cortina acquisition, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. We often refer to our business as covering various data transport segments from “fiber to memory”. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market. We have a wide range product portfolio with many products sold in communication and datacenter markets as of December 31, 2014. We have ongoing, informal collaborative discussions with industry and technology leaders such as AMD, Cisco, Alcatel-Lucent, Ciena, Dell Incorporated, Huawei, Intel, Juniper, Micron, Neophotonics, Samsung and other data center companies to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications and computing systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

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

•

In 2014, we completed the acquisition of Cortina Systems Inc. which expands our market share of the high-speed optical and networking interconnects. This added more than 130 products in our portfolio which includes high-speed interconnect and optical transport products. We also started sampling the IN3252TA, the industry’s first 32 Gbps dual high gain linear/variable-gain amplifier. The IN3252TA is designed specifically to address the demanding requirements for 100G coherent transmission for the Metro market. We also announced the availability of a new iKON™ family of 100G Clock and Data Recovery Retimer integrated circuits (IC) targeted at next-generation 2-Terabit line cards. The first product in this series, the IN112525-LC 100G CMOS CDR Retimer IC, is designed to accelerate deployment for higher density 100G in service center and data center networks. We also announced the availability of IN3216DZ, the first single chip quad channel linear Mach Zehnder driver in bare die form to address the network needs for 100G coherent systems in small form factors for the metro market. Specifically designed to be co-packaged with MZ modulators, the IN3216DZ will reduce size and cost of 100G coherent systems to enable higher density metro solutions. We also started sampling 45GBaud Linear Coherent Product Family, the industry’s first linear ICs enabling 400G coherent solutions for next-generation metro to long haul applications. The initial product offerings includes IN4514SZ, a high-performance octal linear differential to single-ended Mach-Zehnder Modulator Driver and IN4550TA, a quad linear TIA/VGA Amplifier.

Our products are designed into systems sold by OEMs, including Alcatel-Lucent, Ciena, Cisco, Dell, EMC, HP, IBM, Juniper and Oracle. We believe we are one of a limited number of suppliers to these OEMs for the types of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, original design manufacturers, or ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2014, we sold our products to more than 160 customers. A significant portion of our revenue has been generated by a limited number of customers. Sales to Samsung, including its subcontractors, accounted for 18% and 20% of our total revenue for the years ended December 31, 2014 and 2013, respectively. Sales directly and through distributors to Micron accounted for 11% of our total revenue for the year ended December 31, 2013. In addition, sales to SK Hynix, including its subcontractor, accounted for 16% of our total revenue for the year ended December 31, 2013. Substantially all of our sales to date, including our sales to Samsung, Micron and SK Hynix, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 100 million high-speed analog semiconductors. Our total revenue increased to $156.1 million for the year ended December 31, 2014 from $102.7 million for the year ended December 31, 2013. The increase in revenue for the year ended December 31, 2014 was partially due to the acquisition of Cortina Systems as of October 3, 2014. As of December 31, 2014, our accumulated deficit was $89.2 million.

Sales to customers in Asia accounted for 71%, 71% and 65% of our total revenue in 2014, 2013 and 2012, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end users outside Asia.

In April 2010, we received approval from the government of Singapore to set up an international headquarters from which to conduct our international operations. Because of its geographic alignment with suppliers and customers, we established our operations in Singapore to become a new international headquarters office for receiving and fulfilling orders for product shipped to locations outside the United States. Singapore has a strong university system and an established group of technology-based companies from which to recruit new engineers. We intend to build a team of engineering capability in Singapore both for development as well as testing associated with manufacturing. International operations in Singapore commenced on May 1, 2010 and during 2010, we transitioned our international operations from the United States to our Singapore subsidiary. As of December 31, 2014, our Singapore subsidiary leases 6,374 square feet of office space and employs 25 full time employees.

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

As a result of the Cortina acquisition, on October 16, 2014, the Compensation Committee of the Board of Directors granted one-time employment restricted stock unit awards of 1,000,000 shares to certain Cortina employees who entered employment with us commencing upon the closing of the acquisition. The awards vest over four years contingent upon continuous service.

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2014, compared to the year ended December 31, 2013, we delivered the following financial performance. The financial results for the year ended December 31, 2014, include the results of operations of Cortina from the acquisition date to December 31, 2014 and the effect of purchase price accounting.

●	Total revenues increased by $53.5 million, or 52%, to $156.1 million.

●	Gross profit as a percentage of revenue decreased from 64% to 55%.

●	Total operating expenses increased by $29.1 million, or 37%, to $107.0 million.

●	Loss from operations increased by $9.1 million, to loss of $21.4 million.

●	Provision for income tax was consistent from prior year.

●	Diluted loss per share increased by $0.24, to ($0.69).

The increase in our revenue for the year ended December 31, 2014 was a result of an increase in consumption of our dual linear TIAs, quad linear driver products, iPHY products, iMB™, high-speed interconnect and optical transport products.

The decline in gross margin was due to the amortization of inventory fair value step-up related to the acquired Cortina inventories, sold during the fourth quarter of 2014 and amortization of the acquired intangibles.

Total operating expenses increased due primarily to an increase in headcount and stock-based compensation. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. In 2014, we hired 95 new employees, primarily in the engineering department. In addition, the acquisition of Cortina added 145 employees in the fourth quarter of 2014. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business. Our diluted loss per share increased primarily due to increase in operating expenses offset partially by increase in revenue.

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

Approximately 16% of our sales were made through third-party distributors in 2014. Sales to distributors are included in deferred revenue and we include the related costs in inventory until sales and delivery to the end customers occurs. Distributor arrangements, allow for limited price protection and rights of stock rotation on product unsold by the distributors. The price protection rights allow distributors the right to a credit in the event of declines in the price of our product that they hold prior to the sale to a specific end customer. In the event that we reduce the selling price of products held by distributors, deferred revenue related to distributors with price protection rights is reduced upon notification to the customer of the price change. Additionally, distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. We estimate the extent of these distributor price discounts at each reporting period to reduce accounts receivable and deferred revenue, but we do not issue these discounts to the distributor until the inventory is sold to the distributors' customers. Revenue recognition on product sales through distributors is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data prior to the release of our consolidated financial statements regarding the product, price, quantity and end customer when products are resold, as well as the quantities of our products they still have in stock.

We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. Our policy is to record an allowance for doubtful accounts based on specific collection issues we have identified, aging of underlying receivables and historical experience of uncollectible balances. As of December 31, 2014 and 2013, our allowance for doubtful accounts was $165,000 and $152,000, respectively.

We have not made any material changes in the accounting methodology we use to record the allowance for doubtful accounts during the past three years. If actual results are not consistent with the assumptions and estimates used, for example, if the financial condition of the customer deteriorated, we may be required to record additional expense that could materially negatively impact our operating results. To date, however, substantially all of our receivables have been collected within following quarter.

Inventory Valuation

We value our inventory, which includes materials, labor and overhead, at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We periodically write-down our inventory to the lower of cost or market based on our estimates that consider historical usage and future demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. The calculation of our inventory valuation requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence that may turn out to be inaccurate. Inventory valuation reserves were $1,949,000 and $1,479,000 as of December 31, 2014 and 2013, respectively. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor both a specific and general accrual for the related warranty expense based on specific circumstances and general historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2014 and 2013, were $110,000 and $40,000, respectively.

On November 3, 2014, we received a claim notification from an insurance company asserting a claim of approximately $4,000,000 for field installation repair and replacement costs incurred by a customer in 2011. We believe that we had fulfilled our contractual obligation to provide warranty repair and replacement, but referred the matter to our insurance carrier at the request of the insurance company. As of December 31, 2014, we believe the liability under this claim is not probable. Nevertheless, resolutions of third-party claims are inherently uncertain and as such, an unfavorable outcome could ultimately impact our business, cash flow and results of operations.

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

Business combinations

We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. This requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we adjust the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products, estimated cash flows from the projects when completed, and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (a) any future declines in our operating results, (b) a decline in the valuation of technology company stocks, including the valuation of our common stock, (c) a further significant slowdown in the worldwide economy or the semiconductor industry, (d) any failure to meet the performance projections included in our forecasts of future operating results or (e) the abandonment of any of our acquired in-process research and development projects. We evaluate goodwill and purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Significant management judgment is required in performing periodic impairment tests. The testing for a potential impairment of goodwill involves a two-step process. The first step involves comparing the estimated fair values of our reporting unit with the book values, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets such as our technology, customer relationships, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. The acquisition of Cortina on October 3, 2014 increased our goodwill and identifiable intangible assets by $3,530,000 and $82,410,000, respectively. See note 2 to the notes to our consolidated financial statements.

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair market value of our common stock on the date of grant. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports.

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

We have valuation allowance against deferred tax assets for the years ended December 31, 2014, 2013 and 2012. The decision to establish the valuation allowance in 2012 was due to negative evidence that includes our cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences and the passage of new California tax law requiring use of single sales factor which reduces the amount of California taxable income starting 2013.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 15%, 39% and 45% of our total revenue in 2014, 2013 and 2012, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear TIA, which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 10% and 14% of our total revenue in 2013 and 2012, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 14% of our total revenue in 2014. In 2015, we expect that revenue from sales of IN3250TA-SO2D will be significant.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2014	2013	2012

	(in thousands)
China	$54,312	$23,039	$20,724
United States	22,918	22,389	21,582
Korea	10,123	21,818	17,424
Other	68,789	35,418	31,476
	$156,142	$102,664	$91,206

In 2013, we were shipping products to a customer in Korea. However, in 2014, this customer requested to ship majority of the products to their facility in China, which resulted in a significant shift in revenue between China and Korea. In addition, the increase in shipments to China was due to revenue generated from Cortina during the fourth quarter of 2014.

Cost of revenue. Cost of revenue includes cost of materials such as wafers processed by third-party foundries, costs associated with packaging and assembly, test and shipping, cost of personnel, including stock-based compensation, as well as equipment associated with manufacturing support, logistics and quality assurance, warranty costs, write down of inventories, amortization of production mask costs, amortization of developed technology, amortization of step-up values of inventory, overhead and other indirect costs, such as allocated occupancy and information technology, or IT, costs.

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

Research and development. Research and development expense includes personnel-related expenses, including salaries, stock-based compensation and employee benefits. It also includes pre-production engineering mask costs, software license expenses, prototype wafer, packaging and test costs, design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. All research and development costs are expensed as incurred. We enter into development agreements with some of our customers. Recoveries from nonrecurring engineering services are recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earning process core to our business and serve as a mechanism to partially recover development expenditures. These reimbursements are recognized upon completion and acceptance by the customer of contract deliverables or milestones. We expect research and development expense to increase in absolute dollars as we continue to invest resources to develop more products and enhance our existing product portfolio.

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

General and administrative. General and administrative expense consists primarily of salaries, stock-based compensation, employee benefits and expenses for executive management, legal, and finance. In addition, general and administrative expenses include fees for professional services and other indirect costs. We expect general and administrative expense to increase in absolute dollars due to the general growth of our business and the costs associated with becoming a public company for, among other things, SEC reporting and compliance, director fees, insurance, transfer agent fees and similar expenses.

Provision (benefit) for income taxes. For the year ended December 31, 2012, we recorded provision for income taxes of $13.7 million, which reflects an effective tax rate of 195%. The effective tax rate of 195% differs from the statutory rate of 35% primarily due to the full valuation allowance established against net deferred tax assets and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits and unrecognized tax benefits. For the year ended December 31, 2013, we recorded provision for income taxes of $1.8 million, which reflects an effective tax rate of 15%. The effective tax rate of 15% differs from the statutory rate of 34% primarily due to the an increase in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits and recognition of research and development credits. For the year ended December 31, 2014, we recorded provision for income taxes of $1.7 million, which reflects an effective tax rate of 8%. The effective tax rate of 8% differs from the statutory rate of 34% primarily due to increase in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, transaction cost adjustment and recognition of research and development credits.

The following table sets forth a summary of our statement of operations for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total revenue	$156,142	$102,664	$91,206
Cost of revenue	70,488	37,095	32,684
Gross profit	85,654	65,569	58,522
Operating expense:
Research and development	70,863	50,516	40,102
Sales and marketing	20,003	15,741	14,052
General and administrative	16,153	11,614	12,300
Total operating expenses	107,019	77,871	66,454
Loss from operations	(21,365)	(12,302)	(7,932)
Interest and other income	495	876	914
Loss before income taxes	(20,870)	(11,426)	(7,018)
Provision for income taxes	1,738	1,752	13,673
Net loss	$(22,608)	$(13,178)	$(20,691)

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Year Ended December 31,
	2014	2013	2012
Total revenue	100%	100%	100%
Cost of revenue	45	36	36
Gross profit	55	64	64
Operating expense:
Research and development	45	49	44
Sales and marketing	13	16	15
General and administrative	10	11	14
Total operating expenses	68	76	73
Loss from operations	(13)	(12)	(9)
Interest and other income	-	1	1
Loss before income taxes	(13)	(11)	(8)
Provision (benefit) for income taxes	1	2	15
Net loss	(14)%	(13)%	(23)%

 Comparison of the Years Ended December 31, 2014, 2013 and 2012

Revenue

				Change
	Year Ended December 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
	(dollars in thousands)
Total revenue	$156,142	$102,664	$91,206	$53,478	52%	$11,458	13%

Total revenue for the year ended December 31, 2014 increased by $53.5 million due to year over year increase in average selling price of 63%, partially offset by a decrease in the number of units sold of 7%. The increase in average selling price was due to product mix, mainly from sales of our higher priced products including dual linear TIA, quad linear driver products, iMB™, high-speed interconnect and optical transport products. For the year ended December 31, 2014, the number of units sold decreased by 7% mainly from decrease in consumption of our other high speed memory interface products. We believe the reduction in the unit consumption of high speed memory is the natural result of migration to higher capacity DiMM cards at economic prices made possible in part by the availability of higher capacity DRAM at economic prices. In effect, a requirement for the same or more memory capacity can now be placed on a single card, thereby naturally absorbing the same or more aggregate memory requirement into a smaller number of cards.

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

Cost of Revenue and Gross Profit

				Change
	Year Ended December 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$70,488	$37,095	$32,684	$33,393	90%	$4,411	13%
Gross profit	85,654	65,569	58,522	20,085	31%	7,047	12%
Gross profit as a percentage of revenue	55%	64%	64%	—	(9% )	—	—

Cost of revenue and gross profit for the year ended December 31, 2014 increased by $33.4 million and $20.1 million, respectively, compared to the prior year primarily due to increase in revenue from sales our dual linear TIA, quad linear driver products, iMB™, high-speed interconnect and optical transport products which generated higher margin. Product costs as a percentage of revenue decreased due to the amortization of inventory fair value step-up related to the acquired Cortina inventories, sold during the fourth quarter of 2014 and amortization of the acquired intangibles.

Cost of revenue and gross profit for the year ended December 31, 2013 increased by $4.4 million and $7.0 million, respectively, compared to the prior year, primarily due to increase in the number of units purchased by customers of our high speed memory interface products, TIA, iPHY 100Gbe CMOS gearbox products and iMB™, consistent with the overall increase in revenue. Product costs as a percentage of revenue were relatively unchanged compared to the prior year.

Research and Development

				Change
	Year Ended December 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$70,863	$50,516	$40,102	$20,347	40%	$10,414	26%

Research and development expense for the year ended December 31, 2014 increased by $20.3 million due to the increase in research and development headcount from new employees hired in 2014 and as a result of the acquisition of Cortina, which resulted in a $12.9 million and $3.8 million increase in personnel costs and stock-based compensation expense, respectively. Consulting fees and CAD software tool license expense increased by $2.2 million and $2.0 million, respectively, primarily due to an increase in headcount and engineering activities. In addition, external test services and pre-production engineering mask costs increased by $2.0 million. Depreciation and allocated expenses increased by $5.2 million, primarily, due to an increase in equipment and research and development activities. The increases were partially offset by higher reimbursement from customers related to research and development contracts of $9.3 million due to new development contracts entered with the customers in 2014. The increase in research and development expense was primarily driven by acquisition of Cortina and our strategy to continue to expand our product offerings and enhance our existing products.

Research and development expense for the year ended December 31, 2013 increased by $10.4 million primarily due to the increase in research and development headcount, which resulted in a $7.5 million increase in personnel costs and stock-based compensation expense and $1.5 million increase in CAD software tool license expense. In addition, total reimbursement from customers related to research and development contracts was lower by $1.5 million due to expiration of a contract in 2012. The increases were partially offset by a decrease in consulting expenses by $1.6 million, in turn due to the hiring of engineers. The increase in research and development expense was driven by our strategy to continue to expand our product offerings and enhance our existing products.

Sales and Marketing

				Change
	Year Ended December 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$20,003	$15,741	$14,052	$4,262	27%	$1,689	12%

Sales and marketing expense for the year ended December 31, 2014 increased by $4.3 million, primarily due to an increase in personnel costs, including stock-based compensation expense of $3.2 million, to support increasing sales activities from new developed products and from the Cortina acquisition.

Sales and marketing expense for the year ended December 31, 2013 increased primarily due to an increase in personnel costs, including stock-based compensation expense and consulting fees of $1.6 million, to support increasing sales activities.

General and Administrative

				Change
	Year Ended December 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$16,153	$11,614	$12,300	$4,539	39%	$(686)	(6%	)

General and administrative expenses for the year ended December 31, 2014 increased primarily due to increase in outside legal fees of $1.8 million in connection with the acquisition of Cortina. In addition, personnel costs and stock-based compensation expense increased by $1.6 million due to new hires from Cortina and stock grants awarded in 2014.

General and administrative expenses for the year ended December 31, 2013 decreased primarily due to accrual of provisional costs related to employment and other related claims, as well as associated costs of $1.0 million we recorded during the year ended December 31, 2012. In addition, outside legal fees decreased by $0.4 million, primarily related to reduced expenditures for litigation matters described in Note 15 of the notes to our financial statements. The decreases were partially offset by increase in stock-based compensation expense of $0.9 million.

Provision (benefit) for Income Taxes

				Change
	Year Ended December 31,			2014		2013
	2014	2013	2012	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,738	$1,752	$13,673	$(14)	—	$(11,921)	N/M

For the year ended December 31, 2014, we recorded a provision for income taxes of $1.7 million, which reflects an effective tax rate of 8%. The effective tax rate of 8% differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, transaction costs adjustments and recognition of research and development credits.

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

For the year ended December 31, 2012, we recorded a provision for income taxes of $13.7 million, which reflects an effective tax rate of 195%. The effective tax rate of 195% differs from the statutory rate of 35% primarily due to full valuation allowance established against deferred tax assets and, to a lesser extent, foreign income taxes provided at lower rates, geographic mix in profitability and recognition of research and development credits. We established full valuation allowance against deferred tax assets for the year ended December 31, 2012. The decision to establish the valuation allowance was due to negative evidence which includes the passage of California tax law requiring the use of single sales factor, which reduces the amount of California taxable income starting 2013 and our recent cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences.

We operate under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon our meeting certain employment, activities and investment thresholds. There was no impact of the Singapore tax holiday on our Singapore taxes in 2014, 2013 and 2012. The benefit of tax holidays has no material impact on diluted earnings per share.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents and investments in marketable securities of $69.3 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$8,386	$18,658	$6,468
Net cash used in investing activities	(11,744)	(20,098)	(10,509)
Net cash provided by financing activities	2,057	2,946	4,506
Net increase (decrease) in cash and cash equivalents	$(1,301)	$1,506	$465

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2014 primarily reflected depreciation and amortization of $10.9 million, stock-based compensation of $22.5 million, abandonment of assets of $1.2 million, amortization of intangibles of $3.2 million, amortization of deferred tax charge of $0.9 million, amortization of premiums on marketable securities of $0.8 million, decrease in inventories of $10.1 million and increase in deferred revenue of $5.4 million offset by net loss of $22.6 million, increase in accounts receivable by $8.7 million, increase in prepaid expenses by $3.3 million, decrease in accounts payable and accrued expenses by $10.3 million and decrease in other liabilities of $1.7 million. Our inventories, net of acquired inventories from Cortina acquisition decreased due to shipments to customers. Our deferred revenue increased due to acquisition of Cortina and distributors increased their inventory level for shipment to customers in the first quarter of 2015. Accounts receivable increased due to higher shipments made in the last month of the quarter, including Cortina’s products. Our prepaid expenses and other assets increased as a result of new subscriptions with vendors and related prepayments. Our accounts payable and accrued expenses, net of assumed liabilities from Cortina acquisition, decreased due to payment to vendors and employees. Other liabilities decreased due to amortization of advance payment received from a customer in 2013.

We completed the acquisition of Cortina for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock. At the closing of the Cortina acquisition, solely for purposes of convenience, Cortina also provided cash to the Company of approximately $17.2 million and simultaneously directed the Company to use the cash to make certain post-acquisition payments of either acquisition- related, or pre- acquisition obligations that the Definitive Agreement between the Company and Cortina would not have required the Company to assume. As a clarification to our previous disclosures and comments in our earnings call, the amount of Cortina cash acquired by the Company of $17.2 million reduces the amount of cash paid for the acquisition of Cortina of $52.5 million as presented on the statement of cash flows under GAAP, and as a result, the amount reported in the statement of cash flows for the acquisition of Cortina is $35.3 million for the year ended December 31, 2014. In addition, in discussing our preliminary fourth quarter results, we disclosed estimated cash flows from operations in the fourth quarter of approximately $16 million, which was exclusive of the post-acquisition payments related to Cortina of $17.2 million and thus the amount was disclosed on a non-GAAP basis. As the post-acquisition payments were made in the year ended December 31, 2014 and related to operating cash flow activities, the amounts paid have been reflected in the cash flow from operations in the statement of cash flows under GAAP for the year ended December 31, 2014.

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

Net Cash Used in Investing Activities

In 2014, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $38.6 million, acquisition of Cortina of $35.3 million, net of cash acquired, purchases of property and equipment of $21.2 million, mainly for laboratory, production and computer equipment and leasehold improvements for our offices, purchase of minority interest in an early stage private company for $5.0 million and purchase of patents for $1.6 million offset by sales and maturities of marketable securities of $89.9 million

In 2013, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $43.1 million, purchases of property and equipment of $16.6 million, mainly for laboratory and production equipment and leasehold improvements for our offices in California, purchase of minority interest in an early stage private company for $2.6 million offset by sales and maturities of marketable securities of $42.2 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2014, consisted primarily of proceeds from exercise of stock options and employee stock purchase plan of $7.0 million. This was offset, in part, by the minimum tax withholding paid on behalf of employees for restricted stock units of $5.0 million.

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

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of December 31, 2014 consisted of $69.3 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2014:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$33,263	$15,131	$15,129	$3,003	—

As of December 31, 2014, we recorded a liability for our uncertain tax position of $4.5 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2014, the total value of open purchase orders for wafers was approximately $10.3 million.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $69.3 million and $122.6 million at December 31, 2014 and December 31, 2013, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2014 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, certificates of deposit and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2014, the impact on the fair value of these securities or our cash flows or income would not be material.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

Our cash and cash equivalents and investment in marketable securities at December 31, 2014 consisted of $54.4 million held domestically, with the remaining balance of $14.9 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Inphi Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Cortina Systems, Inc. from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Cortina Systems, Inc. from our audit of internal control over financial reporting. Cortina Systems, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 19% and 13%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/PricewaterhouseCoopers LLP

San Jose, CA

March 10, 2015

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$30,366	$31,667
Investments in marketable securities	38,908	90,890
Accounts receivable, net	36,914	13,073
Inventories	26,650	6,767
Deferred tax assets	678	1,099
Income tax receivable	204	240
Prepaid expenses and other current assets	6,779	2,361
Total current assets	140,499	146,097
Property and equipment, net	35,498	22,460
Goodwill	9,405	5,875
Identifiable intangible assets, net	80,773	—
Deferred tax charge	3,261	4,200
Other assets, net	9,274	3,710
Total assets	$278,710	$182,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,884	$7,280
Deferred revenue	7,110	1,686
Accrued employee expenses	9,492	4,626
Other accrued expenses	4,952	1,611
Other current liabilities	2,689	1,881
Total current liabilities	32,127	17,084
Other long-term liabilities	7,409	5,865
Total liabilities	39,536	22,949
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 37,310,963 and 30,244,439 issued and outstanding at December 31, 2014 and 2013, respectively	37	30
Additional paid-in capital	327,475	225,007
Accumulated deficit	(89,190)	(66,582)
Accumulated other comprehensive income	852	938
Total stockholders’ equity	239,174	159,393
Total liabilities and stockholders’ equity	$278,710	$182,342

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$156,142	$102,664	$91,206
Cost of revenue	70,488	37,095	32,684
Gross profit	85,654	65,569	58,522
Operating expenses:
Research and development	70,863	50,516	40,102
Sales and marketing	20,003	15,741	14,052
General and administrative	16,153	11,614	12,300
Total operating expenses	107,019	77,871	66,454
Loss from operations	(21,365)	(12,302)	(7,932)
Interest and other income	495	876	914
Loss before income taxes	(20,870)	(11,426)	(7,018)
Provision for income taxes	1,738	1,752	13,673
Net loss	$(22,608)	$(13,178)	$(20,691)
Earnings per share:
Basic	$(0.69)	$(0.45)	$(0.73)
Diluted	$(0.69)	$(0.45)	$(0.73)
Weighted-average shares used in computing earnings per share:
Basic	32,707,868	29,493,005	28,378,680
Diluted	32,707,868	29,493,005	28,378,680

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(22,608)	$(13,178)	$(20,691)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of $45, $(80) and $176 tax expense (benefit) in 2014, 2013 and 2012, respectively	11	(88)	364
Realized loss (gain) reclassified into earnings, net of tax	(97)	(45)	(68)
Comprehensive loss	$(22,694)	$(13,311)	$(20,395)

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
	Shares	Amount
Balance at December 31, 2011	27,882,223	$28	$190,314	$(32,713)	$775	$158,404
Issuance of common stock from exercise of stock options	670,734	1	1,827	—	—	1,828
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	76,001	—	(325)	—	—	(325)
Issuance of common stock from employee stock purchase plan	101,088	—	943	—	—	943
Income tax benefit from stock option exercises	—	—	51	—	—	51
Stock-based compensation expense	—	—	12,459	—	—	12,459
Net loss	—	—	—	(20,691)	—	(20,691)
Other comprehensive income, net	—	—	—	—	296	296
Balance at December 31, 2012	28,730,046	$29	$205,269	$(53,404)	$1,071	$152,965
Issuance of common stock from exercise of stock options and warrant	854,379	1	2,904	—	—	2,905
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	380,940	—	(2,180)	—	—	(2,180)
Issuance of common stock from employee stock purchase plan	279,074	—	2,221	—	—	2,221
Income tax benefit adjustment from stock option exercises	—	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	16,978	—	—	16,978
Net loss	—	—	—	(13,178)	—	(13,178)
Other comprehensive loss, net	—	—	—	—	(133)	(133)
Balance at December 31, 2013	30,244,439	$30	$225,007	$(66,582)	$938	$159,393
Issuance of common stock from exercise of stock options	788,196	1	4,297	—	—	4,298
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	738,862	1	(4,965)	—	—	(4,964)
Issuance of common stock from employee stock purchase plan	264,886	—	2,668	—	—	2,668
Income tax benefit from stock option exercises	—	—	55	—	—	55
Stock-based compensation expense	—	—	22,460	—	—	22,460
Issuance of stock from Cortina acquisition	5,274,580	5	77,953	—	—	77,958
Net loss	—	—	—	(22,608)	—	(22,608)
Other comprehensive income, net	—	—	—	—	(86)	(86)

Balance at December 31, 2014	37,310,963	$37	$327,475	$(89,190)	$852	$239,174

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(22,608)	$(13,178)	$(20,691)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,114	7,508	4,908
Stock-based compensation	22,460	16,978	12,459
Abandonment of asset	1,195	516	—
Deferred income taxes	487	(163)	9,954
Amortization of deferred tax charge	938	938	963
Excess tax benefit related to stock-based compensation	(55)	—	(2,060)
Amortization of premiums on marketable securities	800	983	1,161
Other noncash items	2	(46)	112
Changes in assets and liabilities:
Accounts receivable	(8,686)	644	(4,442)
Inventories	10,119	(1,873)	822
Prepaid expenses and other assets	(3,255)	(578)	(164)
Income tax payable/receivable	(576)	3,045	2,657
Accounts payable	(1,302)	379	682
Accrued expenses	(9,006)	1,645	847
Deferred revenue	5,424	603	(846)
Other liabilities	(1,665)	1,257	106
Net cash provided by operating activities	8,386	18,658	6,468

Cash flows from investing activities
Purchases of property and equipment	(21,171)	(16,578)	(8,383)
Proceeds from sale of property and equipment	—	—	237
Purchases of marketable securities	(38,557)	(43,125)	(47,030)
Sales and maturities of marketable securities	89,872	42,226	44,667
Purchase of patents	(1,580)	—	—
Acquisition of Cortina, net of cash acquired	(35,308)	—	—
Purchase of cost-method investment in private company	(5,000)	(2,621)	—
Net cash used in investing activities	(11,744)	(20,098)	(10,509)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	4,298	2,905	1,828
Excess tax benefit related to stock-based compensation	55	—	2,060
Proceeds from employee stock purchase plan	2,668	2,221	943
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,964)	(2,180)	(325)
Net cash provided by financing activities	2,057	2,946	4,506
Net increase (decrease) in cash and cash equivalents	(1,301)	1,506	465
Cash and cash equivalents at beginning of year	31,667	30,161	29,696
Cash and cash equivalents at end of year	$30,366	$31,667	$30,161

Supplemental Cash Flow Information
Acquisition of Cortina Systems, Inc. in exchange for common stock	$77,958	$—	$—
Income taxes paid	$715	$59	$99

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

On October 3, 2014, the Company completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines (Cortina) for approximately $52,509 in cash and approximately 5.3 million shares of the Company’s common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Inphi, Cortina and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Business Combinations

The Company accounts for acquisitions of business using the purchase method of accounting, which requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although, the Company believes the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development (IPR&D) into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

On an ongoing basis, management evaluates its estimates, including those related to (i) the collectibility of accounts receivable and allowance for distributors’ price discounts; (ii) write down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) the valuation of equity securities; (vii) amounts recorded in connection with acquisitions; (viii) recoverability of intangible assets and goodwill and (ix) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements, and valuation of assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of “Other income (expense)”. Foreign currency gain or loss in 2014, 2013 and 2012 were not material.

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

Investments in Marketable Securities

Investments in marketable securities consist of available-for-sale securities. These investments are recorded at fair value with changes in fair value, net of applicable taxes, recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other (expense) income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Investments are made based on our investment policy which restricts the types of investments that can be made. The Company classified available-for-sale securities as short-term as the investments are available to be used in current operations.

 Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. Inventory write downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes. Inventory valuation reserves were $1,949 and $1,479, as of December 31, 2014 and 2013, respectively.

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

 Equipment Under Capital Leases

The Company leases certain of its equipment under capital lease agreements. The assets and liabilities under capital leases are initially recorded at the fair value of the assets under lease. The capital lease obligation outstanding at December 31, 2014 was $142, payable in 2015.

Intangible Assets

Intangible assets represent rights acquired for developed technology, customer relationships, trade mark, patents and IPR&D in connection with the acquisition of Cortina. Intangible assets with finite useful lives are amortized over periods ranging from five to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed, or if that pattern cannot be reliably determined, using a straight-line amortization method. Acquired IPR&D is capitalized and amortization commences upon completion of the underlying projects. If any of the projects are abandoned, the Company would be required to impair the related IPR&D asset.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the Company as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has significantly exceeded its book value at every measurement date. The guidance also provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. There was no impairment of goodwill in 2014, 2013 and 2012.

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

Product revenue is recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances, which to date, have not been significant. However, some of the Company’s sales are made through distributors under arrangements that allow for price protection or rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return or price protection is deferred until the distributors sell the product to end customers. Sales to distributors are included in deferred revenue and the Company includes the related costs in inventory until sale to the end customers occurs. Price protection rights allow distributors the right to a credit in the event of declines in the price of the Company’s product that they hold prior to the sale to an end customer. In the event that the Company reduces the selling price of products held by distributors, deferred revenue related to distributors with price protection rights is reduced upon notification to the customer of the price change. Additionally, certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. The Company estimates the extent of these distributor price discounts at each reporting period to reduce accounts receivable and deferred revenue, but does not issue these discounts to the distributor until the inventory is sold to the distributors' customers. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment.

Cost of Revenue

Cost of revenue includes cost of materials, such as wafers processed by third-party foundries, cost associated with packaging and assembly, test and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty cost, write down of inventories, amortization of production mask costs, amortization of developed technology, amortization of step-up values of inventory, overhead and an allocated portion of occupancy costs.

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of both December 31, 2014 and 2013, the warranty liability was $110 and $40, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$40	$40	$40
Warranty liabilities assumed in acquisition	79	—	—
Settlements	(9)	—	—
	$110	$40	$40

On November 3, 2014, the Company received a claim notification from an insurance company asserting a claim of approximately $4,000 for field installation repair and replacement costs incurred by a customer in 2011. The Company believes that it had fulfilled its contractual obligation to provide warranty repair and replacement, but has referred the matter to its insurance carrier at the request of the insurance company. As of December 31, 2014, the Company believes that the liability under this claim is not probable. Nevertheless, resolutions of third-party claims are inherently uncertain and as such, an unfavorable outcome could ultimately impact the Company’s business, cash flow and results of operations.

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

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities including salaries, stock-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred. The Company enters into development agreements with some of our customers. Recoveries from nonrecurring engineering services are recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earning process core to our business and serve as a mechanism to partially recover development expenditures. These reimbursements are recognized upon completion and acceptance by the customer of contract deliverables or milestones. The Company recorded approximately $10,250, $1,000 and $2,484 as offset to research and development expense for the years ended December 31, 2014, 2013 and 2012, respectively.

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel and trade show costs. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended December 31, 2014, 2013 and 2012 were not material.

General and Administrative Expense

General and administrative expense consists of salaries, stock-based compensation, employee benefits and expenses for executive management, legal and finance. In addition, general and administrative expense includes fees for professional services and occupancy costs. These costs are expensed as incurred.

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

Earnings per Share

Basic earnings per share is calculated by dividing income allocable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares of common stock outstanding, net of shares subject to repurchase by the Company, during the period. Diluted earnings per share is calculated by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options, restricted stock units and employee share purchase plan.

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

In November 2014, the Financial Accounting Standards Board, issued authoritative guidance that provides guidance on whether and at what threshold an acquired business or not-for-profit organization can apply pushdown accounting. This guidance provides an option to apply pushdown accounting in the separate financial statements of an acquired entity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The guidance is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance is not expected to have any significant impact in the consolidated financial statements.

2. Acquisition

On October 3, 2014, the Company completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines for approximately $52,509 in cash and approximately 5.3 million shares. The Company did not acquire as part of the merger, Cortina Systems, Inc.’s access and digital Home business, which Cortina Systems, Inc. divested prior to the closing of the acquisition. The Company acquired Cortina to expand the Company’s market share of the high-speed optical and networking interconnects. Cash of $16,500 was placed in an escrow fund for up to 12 months following the closing for the satisfaction of certain potential indemnification claims. The consolidated financial statements include the results of operations of Cortina as of the acquisition date.

 The fair value of consideration transferred is shown in the table below:

Cash	$52,509
Common stock	77,958
$130,467

The acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As additional information becomes available, the Company may revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the preliminary purchase price allocation as of the acquisition date:

Cash	$17,201
Receivables	15,155
Inventories	30,002
Other current assets	1,685
Property and equipment	4,751
Identifiable intangible assets	80,660
In-process research and development	1,750
Other noncurrent assets	366
Accounts payable, accrued expenses and other current liabilities	(22,796)
Deferred tax liabilities, noncurrent	(725)
Other liabilities	(1,112)
Total identifiable net assets	126,937
Goodwill	3,530
Net assets acquired	$130,467

As of the acquisition date, the fair value of receivables, other assets, accounts payable and accrued expenses approximated the book value acquired.

The following table summarizes the estimated fair value of intangible assets and their estimated useful lives as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)

Developed technology	$71,570	5-8
Customer relationships	8,170	10
Trade name	920	5
In-process research and development	1,750	—
	$82,410

Developed technology was valued using the multi-period excess earnings method under the income approach. This method involves discounting the direct cash flow expected to be generated by the technologies over their remaining lives, net of returns on contributory assets. The estimated useful life was determined based on the technology cycle related to each product family and its expected contribution to forecast revenue. Customer relationships were valued using the incremental cash flow approach which involved discounting management’s estimate of the incremental revenues afforded by having the existing customer relationships in place as of the acquisition date, net of operating expense, taxes and returns on contributory assets. The estimated useful life was determined based on the estimated customer product or program ramp-up period required to develop the similar existing customer revenue base. Trade name was valued based on application of relief-from-royalty approach under the income approach. This method is based on the application of a royalty rate to forecasted revenue. The estimated useful life was determined based on the expected life of the trade names, the history of the trade names and the cash flows anticipated over the forecasted periods. In-process research and development was valued using the multi-period excess earnings method under the income approach, with the additional inclusion of estimated costs required to complete the projects.

The Company capitalized $1,750 of IPR&D costs related to the Cortina acquisition. Upon completion of the project, the related IPR&D assets will be amortized over their estimated useful lives. If the project are abandoned, the Company will be required to impair the related IPR&D asset. The significant assumptions underlying the valuation of IPR&D are:

Estimated percent complete	5%
Estimated time to complete	18 months
Estimated cost to complete	$12,548
Discount rate	26.5%

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of December 31, 2014, the projects are expected to be completed in March 2016 and will commence commercial production in 2016.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and is attributable to the workforce of Cortina. Goodwill is not amortized and is not deductible for tax purposes.

The Company incurred acquisition costs of $1,091 which are included in general and administrative expense in the consolidated statement of income for the year ended December 31, 2014.

Cortina contributed revenue of $21,018 and pre-tax loss of $10,018 to the Company for the period from October 3, 2014 to December 31, 2014.

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the year ended December 31, 2014 and the year ended December 31, 2013, assuming the Cortina acquisition had been completed as of January 1, 2013. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property and equipment acquired, amortization of the purchase accounting effect on inventory acquired from Cortina, and interest income for reduction in short-term investments to fund the acquisition.

	Pro Forma Year Ended December 31, 2014	Pro Forma Year Ended December 31, 2013
	(unaudited)	(unaudited)
Revenue	$224,116	$191,966
Net loss	$(8,500)	$(28,427)
Earnings per share – basic	$(0.23)	$(0.82)
Earnings per share – diluted	$(0.23)	$(0.82)

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Cortina, reflecting the results of operations for the year ended December 31, 2014 and 2013. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition as of the beginning of the period presented. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

3. Investments

The following table summarizes the investments by investment category:

	December 31, 2014
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
US treasury securities	$2,056	$1	$—	$2,057
Municipal bonds	19,686	43	(17)	19,712
Corporate notes/bonds	16,381	32	(21)	16,392
Asset backed securities	750	—	(3)	747
Total investments	$38,873	$76	$(41)	$38,908

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

As of December 31, 2014, we had 22 investments that were in an unrealized loss position. The gross unrealized losses on these investments at December 31, 2014 were primarily due to changes in interest rates and determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment, which was reclassified from other comprehensive income, was included in other income in the consolidated statements of income.

The contractual maturities of available-for-sale securities at December 31, 2014 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$13,613	$13,656
Due between one and five years	25,260	25,252
	$38,873	$38,908

In 2014 and 2013, the Company used cash to purchase a minority interest in an early stage private company for $5,000 and $2,621, respectively. The Company’s ownership in the entity is less than 10% and the Company does not have significant influence, therefore, the investment is accounted for under the cost method and included in other assets in the Company’s consolidated balance sheets.

4. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of December 31, 2014 and 2013, the Company has allowance for doubtful accounts of $165 and $152, respectively. As of December 31, 2014, the Company has allowance for distributors’ price discount of $2,206.

The following table summarizes the significant customers’ and distributors’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

	December 31,
Accounts Receivable	2014	2013
Customer A	*	11%
Customer B	*	*
Customer C	18%	*

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

	Year Ended December 31,
Revenue	2014	2013	2012
Customer A	13%	12%	19%
Customer B	*	15	15
Customer C	*	*	*

*	Less than 10% of total accounts receivable or total revenue

Certain other customers are distributors that sell the Company’s products exclusively to what would be a “Customer D” above if we were able to include the sales made to those distributors. In the aggregate, revenue to such end customer, including revenue made through distributors as a percentage of total revenue was 11% and 14% for the years ended December 31, 2013 and 2012, respectively. In addition, certain other customers are subcontractors of customers A and B above. In the aggregate, revenue to Customer A, including its subcontractors as a percentage of total revenue was 18%, 20% and 23% for the years ended December 31, 2014, 2013 and 2012, respectively. In the aggregate, revenue to Customer B, including its subcontractor as a percentage of total revenue was 16% and 15% for the years ended December 31, 2013 and 2012, respectively.

5. Inventories

Inventories consist of the following:

	December 31,
	2014	2013

Raw materials	$5,803	$670
Work in process	2,409	2,001
Finished goods	18,438	4,096
	$26,650	$6,767

Finished goods include amounts held by distributors of $2,798 and $543 as of December 31, 2014 and 2013, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2014	2013

Laboratory and production equipment	$48,522	$34,443
Office, software and computer equipment	15,855	8,649
Furniture and fixtures	1,762	834
Leasehold improvements	5,212	3,952
	71,351	47,878
Less accumulated depreciation	(35,853)	(25,418)
	$35,498	$22,460

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $10,897, $7,508 and $4,908, respectively.

As of December 31, 2014 and 2013, computer software costs included in property and equipment were $4,582 and $2,815, respectively. Amortization expense of capitalized computer software costs was $614, $283 and $280 for the years ended December 31, 2014, 2013 and 2012, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

7. Goodwill and Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	December 31, 2014
	Gross	Accumulated Amortization	Net
Developed technology	$71,570	$2,857	$68,713
Customer relationships	8,170	201	7,969
Trade name	920	46	874
Patents	1,579	112	1,467
In-process research and development	1,750	—	1,750
	$83,989	$3,216	$80,773

The following table presents amortization of intangible assets for the year ended December 31, 2014:

Cost of goods sold	$2,857
Sales and marketing	201
General and administrative	158
$3,216

Based on the amount of intangible assets subject to amortization at December 31, 2014, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2015	$12,730
2016	12,704
2017	12,678
2018	12,645
2019	11,075
Thereafter	17,191
$79,023

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	6.27
Customer relationship	9.75
Others	10.71

During the year ended December 31, 2014, goodwill increased by $3,530 as a result of Cortina acquisition.

8. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2014	2013

Deferred rent	$1,930	$1,471
Income tax payable	4,687	3,295
Deferred tax liabilities	792	1,099
	$7,409	$5,865

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Income Taxes

Loss before income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
United States	$(2,684)	$(2,507)	$(2,852)
Foreign	(18,186)	(8,919)	(4,166)
Total	$(20,870)	$(11,426)	$(7,018)

Income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$350	$1,816	$3,760
U.S. State	55	1	(132)
Foreign	846	98	91
	1,251	1,915	3,719

Deferred:
U.S. Federal	895	(135)	4,842
U.S. State	—	—	5,088
Foreign	(408)	(28)	24
	487	(163)	9,954
Total	$1,738	$1,752	$13,673

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2014 and 2013 and 35% in 2012 to loss before income taxes as a result of the following:

	Year Ended December 31,
	2014	2013	2012
Provision (benefit) at statutory rate	$(7,096)	$(3,886)	$(2,456)
State income taxes	1,651	303	200
Research and development credits	(7,384)	(5,850)	(1,345)
Change in valuation allowance	5,271	6,781	15,247
Foreign earnings, taxed at different rates	6,381	2,888	1,649
Unrecognized tax benefits	1,713	1,708	1,487
Stock-based compensation	166	142	336
Tax exempt income	(83)	(157)	(197)
Prior year return to provision adjustment	292	(257)	(1,264)
Cortina acquisition transaction cost	444	—	—
Other	383	80	16
	$1,738	$1,752	$13,673

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2014	2013
Deferred tax assets
Net operating loss carry forwards	$8,314	$8,532
Research and development credits	30,637	15,460
Stock-based compensation	6,966	5,192
Accrued expenses and allowances	2,117	1,592
Amortization and depreciation	1,052	—
Other temporary differences	3,461	111
Valuation allowance	(39,682)	(22,448)
Total deferred tax assets	12,865	8,439

Deferred tax liabilities
Subpart F income on foreign subsidiaries earnings	(5,981)	(5,621)
Acquired intangible assets	(6,157)	—
Amortization and depreciation	—	(2,790)
Other deferred tax liabilities	(820)	—
Total deferred tax liabilities	(12,958)	(8,411)
Deferred tax assets (liabilities), net	$(93)	$28

At December 31, 2014 and 2013, the Company has recorded a deferred tax charge of $3,261 and $4,200, respectively, which represents the tax on the intercompany transfer of intangible assets in connection with the Company’s international reorganization during 2010. The deferred tax charge is being amortized over the estimated useful life of 8 years to income tax expense.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

At December 31, 2012, the Company established full valuation allowances of approximately $14,827 against certain U.S. deferred tax assets, and valuation allowances of approximately $853 against deferred tax assets of the Company’s subsidiaries in Singapore and Taiwan, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decision to establish the valuation allowance in 2012 was due to negative evidence which includes the Company’s cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences, the passage of a California tax law requiring use of single sales factor, which reduces the amount of California taxable income starting 2013. At December 31, 2013, full valuation allowance was recorded on the U.S., Singapore, and Taiwan deferred tax assets. At December 31, 2014, the Company has full valuation allowance recorded against the U.S., Singapore and Canada deferred tax assets, and partial valuation allowance on Taiwan deferred tax assets.

The valuation allowance increased $17,234, $6,768 and $15,247 in the years ended December 31, 2014, 2013 and 2012, respectively.

 General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $67,951 and $34,904, respectively at December 31, 2014, that will begin to expire in 2022 for federal income tax purposes and in 2015 for state income tax purposes. The Company has additional federal and state NOL carryover as of December 31, 2014 of $29,204 and $12,417, respectively, arising from an excess stock option deduction that were not recognized in the financial statements. These excess stock option compensation benefits will be credited to additional paid-in capital when it reduces current taxable income. At December 31, 2014, the Company has NOL carryforwards of $3,215 for its Taiwan subsidiary which begin to expire in 2019, and capital allowance carryover of $30,459 for the Singapore subsidiary, which does not expire. A full valuation allowance has been provided on U.S. NOL and Singapore capital allowance carryforwards, and partial valuation allowance has been provided on the Taiwan NOL.

At December 31, 2014, the Company has federal and state research and development (“R&D”) tax credit carryforwards of $21,059 and $23,853, respectively. The federal tax credits will begin to expire in 2024, unless previously utilized. Some state tax credits will begin to expire in 2022 and some do not expire. A full valuation allowance has been provided on R&D tax credit carryforwards.

Pursuant to Internal Revenue Code sections 382 and 383, use of the Company’s NOL and R&D credits generated prior to June 2004 are subject to an annual limitation due to a cumulative ownership percentage change that occurred in that period. The Company has had two changes in ownership, one in December 2000 and the second in June 2004, that resulted in an annual limitation on NOL and R&D credit utilization. The NOL and R&D credit carryover of Cortina, are also subject to annual limitation under Internal Revenue Code sections 382 and 383. The acquisition of Cortina caused an ownership change that resulted in an annual limitation, as well as Cortina’s legacy annual limitation amount from ownership changes prior to acquisition. The NOL and R&D credit carryforward which will expire unused due to annual limitation is not recognized for financial statement purposes and is not reflected in the above carryover amounts.

The Company’s NOL carryforwards include Cortina’s federal and state pre-acquisition NOL of $49,609 and $32,033, respectively. These NOL carryforwards will begin to expire in 2024 for federal and 2016 for state. The Company’s R&D credit carryforwards included Cortina’s federal and state pre-acquisition credits of $6,033 and $7,977, respectively. The federal R&D credit carryforward will begin to expire in 2027. While some state tax credits will begin to expire in 2022, most do not expire. In addition, Cortina has $2,859 capital loss carryover which expires in 2018. The utilization of Cortina’s pre-acquisition tax attributes is subject to certain annual limitations under Internal Revenue Code sections 382 and 383. No benefit for these tax attributes was recorded upon the close of the acquisition, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard.

The Company operates under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. The Singapore tax holiday did not impact the Company’s Singapore taxes for the years 2014, 2013, and 2012 due to losses and valuation allowance.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2014	2013	2012
Balance as of January 1	$8,031	$6,155	$4,132
Increases based on tax positions related to the current year	3,102	1,918	1,418
Increase (decreases) based on tax positions of prior year	(61)	(42)	605
Gross increases for acquired unrecognized tax benefits	33,935	—	—
Statute of limitation expirations	(926)	—	—
Balance as of December 31	$44,081	$8,031	$6,155

As of December 31, 2014, the Company had approximately $4,370 of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company believes that before the end of next year, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $1,750 due to resolution of the state audit.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recorded $14 interest in the year ended December 31, 2014, and no interest or penalties in the years ended December 31, 2013 and 2012.

The Company files income tax returns in the U.S. federal jurisdiction, various states and certain foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2010 or to California state income tax examinations for tax years ended on or before December 31, 2009. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the United States. At December 31, 2014, certain foreign subsidiaries had cumulative undistributed earnings while others had accumulated deficit. The cumulative undistributed earnings as of December 31, 2014 was $3,395 that, if repatriated, is not expected to result in additional tax liability as these earnings would be absorbed by the NOL and research credit carryover. No U.S. deferred tax asset was recorded for the accumulated deficit as it was not apparent as of December 31, 2014, that such deferred tax asset would reverse in the foreseeable future.

The Company paid $715 for various state and foreign income taxes during the year ended December 31, 2014.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
Numerator
Net loss	$(22,608)	$(13,178)	$(20,691)

Denominator
Weighted average common stock	32,707,868	29,495,856	28,391,528
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	—	(2,851)	(12,848)
Weighted average common stock—basic and diluted	32,707,868	29,493,005	28,378,680

Earnings per share
Basic	$(0.69)	$(0.45)	$(0.73)
Diluted	$(0.69)	$(0.45)	$(0.73)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Common stock options	3,350,112	4,373,642	4,797,873
Warrant to purchase redeemable convertible preferred stock	—	1,696	2,142
Unvested restricted stock award and restricted stock unit	3,705,415	3,030,202	1,608,464
	7,055,527	7,405,540	6,408,479

11. Stock-Based Compensation

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2014, 1,570,319 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	—	1.41%	1.32%
Expected life (in years)	—	6.25	6.22
Dividend yield	—	—	—
Expected volatility	—	50%	50%

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,883,097	$9.26	6.33	$16,229
Granted	—	—
Exercised	(788,196)	5.45
Canceled	(89,307)	12.52
Outstanding at December 31, 2014	3,005,594	$10.16	6.12	$25,302
Exercisable at December 31, 2014	2,349,476	$9.69	5.82	$20,880
Vested and expected to vest in the future as of December 31, 2014	3,001,391	$10.16	6.12	$25,273

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The weighted average grant date fair value per share of stock options granted to employees during the years ended December 31, 2014, 2013 and 2012 was $0, $4.82 and $6.18, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $7,800, $7,313, and $6,861, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $4,298, $2,905 and $1,828, respectively, for the years ended December 31, 2014, 2013 and 2012.

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

 Restricted Stock Units and Awards

The Company granted restricted stock units (RSUs) to members of the Board of Directors and employees. Most of the Company’s outstanding restricted stock units vest over four years with vesting contingent upon continuous service. The Company estimates the fair value of restricted stock units using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	3,209,567	$11.69
Granted	2,878,836	13.99
Vested	(1,098,924)	12.61
Canceled	(199,857)	11.92
Outstanding at December 31, 2014	4,789,622	$12.85
Expected to vest in the future as of December 31, 2014	4,712,501

On October 16, 2014, the Compensation Committee of the Board of Directors granted one-time employment RSU awards of 1,000,000 shares to certain Cortina employees who entered employment with the Company commencing upon the closing of the acquisition. The awards vest over four years with vesting contingent upon continuous service.

The Company granted restricted stock awards (RSAs) to certain members of the Board of Directors. The Company estimates the fair value of the RSAs using the market price of the common stock on the date of the grant. As of December 31, 2011, the Company had 21,425 of which 8,576 RSAs vested during the year ended December 31, 2012, resulting to 12,849 unvested RSAs outstanding as of December 31, 2012. During 2013, 9,998 RSAs vested, resulting to 2,851 unvested RSAs outstanding as of December 31, 2013. All remaining unvested RSAs of $2,851 vested during the year ended December 31, 2014.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is one million shares. Total common stock issued under the ESPP during the years ended December 31, 2014, 2013 and 2012 was 264,886, 279,074 and 101,088, respectively.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.07%	0.10%	0.13%
Expected life (in years)	0.50	0.49	0.50
Dividend yield	—	—	—
Expected volatility	40%	45%	81%
Estimated fair value	$3.55	$2.86	$4.69

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$1,260	$1,086	$726
Research and development	12,420	8,586	5,833
Sales and marketing	4,079	3,204	2,660
General and administrative	4,701	4,102	3,240
	$22,460	$16,978	$12,459

As of December 31, 2014, total unrecognized compensation cost related to unvested stock options and awards prior to the consideration of expected forfeitures, was approximately $52,068, which is expected to be recognized over a weighted-average period of 2.88 years.

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

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

December 31, 2014	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$1,457	$—	$1,457
Investment in marketable securities:
US treasury securities	2,057	2,057	—
Municipal bonds	19,712	—	19,712
Corporate notes/bonds	16,392	—	16,392
Asset backed securities	747	—	747
	$40,365	$2,057	$38,308

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

December 31, 2013	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$5,119	$—	$5,119
Investment in marketable securities:
US treasury securities	25,072	25,072	—
Municipal bonds	34,983	—	34,983
Corporate notes/bonds	28,648	—	28,648
Certificate of deposit	1,501	—	1,501
Asset backed securities	686	—	686
	$96,009	$25,072	$70,937

14. Segment and Geographic Information

The Company operates in one reportable segment. Revenue by region is classified based on the locations to which the product is transported, which may differ from the customer’s principal offices.

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2014	2013	2012
China	$54,312	$23,039	$20,724
United States	22,918	22,389	21,582
Korea	10,123	21,818	17,424
Other	68,789	35,418	31,476
	$156,142	$102,664	$91,206

As of December 31, 2014, $6,153 of long-lived tangible assets are located outside the United States of which $3,463 are located in Taiwan. As of December 31, 2013, $5,217 of long-lived tangible assets are located outside the United States of which $4,694 are located in Taiwan.

15. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2019. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

December 31, 2014
2015	$15,131
2016	10,749
2017	4,380
2018	1,744
2019	1,259
$33,263

For the years ended December 31, 2014, 2013 and 2012, lease operating expense was $8,193, $5,990 and $3,980, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Noncancelable Purchase Obligations

 We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2014, the total value of open purchase orders for wafers was approximately $10,278.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist '274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, the Company filed a Notice of Appeal. The Company filed the Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated June 22, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place on November 20, 2013. The Patent Trial and Appeal Board (PTAB) issued its decision on January 16, 2014, finding the Examiner erred in declining to adopt 8 of the 9 different rejections that had been proposed by us. The Company requested a rehearing of the decision not to adopt the remaining one rejection that had been proposed by the Company and was not adopted by the PTAB on February 18, 2014. In papers dated March 18, 2014, Netlist provided rebuttal comments to the request for rehearing and also requested re-opening of prosecution with respect to the claims that the PTAB had rejected, and in that request to re-open prosecution amended the independent claims that stood rejected. The Company filed comments with respect to these proposed amended claims on April 17, 2014, which were refiled in a slightly different form on September 5, 2014. On June 26, 2014, the PTAB issued a decision on the request for rehearing, which included a rejection of further claims pursuant to the Company’s request and on July 28, 2014, Netlist provided a response to the USPTO cancelling those claims that had been rejected in the decision on the request for rehearing. On September 26, 2014, the PTAB remanded the proceedings back to the Examiner, with instructions to consider part, but not all, of the Company’s comments that had been previously filed on September 5, 2014. On October 10, 2014, the Company filed a Petition to the Director of the USPTO seeking reconsideration of the PTAB remand of September 26, 2014, and requesting that all of the comments that the Company previously filed on September 5, 2014 should have been entered for consideration by the Examiner, The USPTO denied this Petition and a communication from the Examiner, with instructions to consider part, but not all, of the Company’s comments that had been previously filed on September 5, 2014 is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures. The Company may consider filing an appeal to any determination made by the USPTO with the Federal Circuit Court of Appeals.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. The Company filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. The Company filed its Appeal Brief on May 8, 2012, and Netlist filed its Responsive Brief on July 2, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated February 7, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place in front of the PTAB on November 20, 2013. The PTAB issued its decision on January 16, 2014, affirming the Examiner’s decision as to all of the challenged claims. On February 18, 2014, the Company made a request for rehearing of the decision, and in papers dated March 18, 2014, Netlist provided rebuttal comments to the request for rehearing. On August 13, 2014, the PTAB denied our request for rehearing, and on October 15, 2014, the Company filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. An Appeal Brief was filed with the Court of Appeals for the Federal Circuit on February 3, 2015 and an Opposition Brief filed by Netlist in the Court of Appeals for the Federal Circuit is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of our Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including the Company, timely submitted rebuttal comments on or about February 13, 2012. The USPTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from the Company and the other Requestors were filed on February 13, 2013. On March 21, 2014, the USPTO issued an Action Closing Prosecution in which the USPTO indicated that certain of the pending claims were allowable and other of the pending claims were rejected, and on June 18, 2014 issued a Right of Notice of Appeal. By July 18, 2014, the Company as well as other Requesters each filed Notices of Appeal, and Netlist filed a Cross Appeal on July 30, 2014. By September 30, 2014, each of the Requestors as well as Netlist had filed their respective Appeal Briefs, and by October 30, 2014 each of the Requestors as well as Netlist had filed their respective Responses to the previously filed Appeal Briefs. Reply Briefs by Requesters and Netlist were filed on or before February 18, 2015 and consideration by the USPTO will be the next substantive step of the proceeding, as currently prosecution otherwise will remain closed. The merged proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

As a result of acquisition of Cortina, the Company is currently working to settle a patent dispute involving Cortina and Vitesse Semiconductor Corporation (Vitesse). The patent dispute involves a certain patent family owned by Vitesse associated with error correction. The Company is currently in discussion with Vitesse in good faith to settle the dispute. The Company believes that the probable liability of this claim would be $750 which the Company recorded s of the acquisition date and December 31, 2014. Based on the Agreement and Plan of Merger dated July 30, 2014, we would be indemnified for future settlement arising from this claim, up to an amount of $750. Accordingly, we recorded an indemnification asset in the amount of $750 as of the acquisition date. However, because of the nature and inherent uncertainties, should the outcome of the settlement be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2014 and December 31, 2013.

16. Related Party Transactions

In 2007, the Company entered into a software subscription and maintenance agreement with Cadence Design Systems, Inc. (“Cadence”), a related party company. A former member of the Company’s Board of Directors is also the Chief Executive Officer, President and a director of Cadence. The Company committed to pay $7,000 payable in 16 quarterly payments through May 2011. In December 2010, the software subscription and maintenance agreement was renewed effective June 30, 2011. Under the new agreement, the Company committed to pay $5,250 payable in 10 quarterly payments through November 2013. In June 2012, the software subscription and maintenance agreement was amended to include new licensed materials effective on September 28, 2012 and expired on December 31, 2013. Under this amendment, the Company committed to pay $2,129 payable in 5 quarterly payments through November 2013. The Company paid $2,224 in the year ended December 31, 2012. Operating lease expense related to this agreement included in research and development expense was $2,467 for the year ended December 31, 2012.

Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2014
	Mar. 31, 2014	Jun. 30, 2014	Sept. 30, 2014	Dec. 31, 2014(1)
	(in thousands, except per share amounts)
Total revenue	$31,189	$33,922	$36,278	$54,753
Gross profit	20,126	21,626	23,275	20,627
Net income (loss)	(995)	2,634	(6,857)	(17,390)
Basic earnings per share	(0.03)	0.08	(0.22)	(0.47)
Diluted earnings per share	(0.03)	0.08	(0.22)	(0.47)

	Year Ended December 31, 2013
	Mar. 31, 2013	Jun. 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(in thousands, except per share amounts)
Total revenue	$22,584	$24,339	$26,611	$29,130
Gross profit	14,292	15,446	16,815	19,016
Net income (loss)	(7,671)	(1,474)	(2,760)	(1,273)
Basic earnings per share	(0.27)	(0.05)	(0.09)	(0.04)
Diluted earnings per share	(0.27)	(0.05)	(0.09)	(0.04)

(1)

On October 3, 2014, we completed the acquisition of Cortina, including its high-speed interconnect and optical transport product lines. The results of operations of Cortina and estimated fair value of assets acquired and liabilities assumed were included in our financial statements from the acquisition date. This acquisition resulted in a significant change in our statement of operations in 2014 which includes increase cost of goods sold resulting from the step-up inventory acquired from Cortina and amortization of acquired intangibles.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a—	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15 (e) and 15d – 15(e) under the Securities Exchange Act 1934, or the Exchange Act (as amended), that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to provide reasonable, not absolute assurance. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, our management concluded that as of December 31, 2014, our internal control over financial reporting was effective. Our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 did not include the internal controls of Cortina. We excluded Cortina from our assessment of internal controls over financial reporting as of December 31, 2014 because it was acquired in a business combination in October 2014. Cortina is a wholly owned subsidiary of the Company whose total assets and total revenues represent 19% and 13%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II “Item 8, Financial Statements and Supplementary Data”.

(c) Changes in Internal Control over Financial Reporting. There has been no change in our “internal control over financial reporting” as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b —	Other Information

None.

PART III

Item 10 —Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders to be held on May 28, 2015, or Proxy Statement.

Item 11 —	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Director,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance,” “Compensation Committee Report” and “Executive Compensation” contained in the Proxy Statement.

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

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance” and “Certain Relationships and Related Person Transactions” contained in the Proxy Statement.

Item 14 —	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the captions “Audit Committee Report” and “Ratification of the Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” contained in the Proxy Statement.

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

Date: March 10, 2015

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

Name	Title	Date
/s/ Ford Tamer	Chief Executive Officer	March 10, 2015
Ford Tamer	(Principal Executive Officer), President and Director

/s/ John Edmunds	Chief Financial Officer and Chief Accounting Officer	March 10, 2015
John Edmunds	(Principal Financial and Accounting Officer)

/s/ Diosdado P. Banatao	Chairman of the Board	March 10, 2015
Diosdado P. Banatao

/s/ Chenming C. Hu	Director	March 10, 2015
Chenming C. Hu

/s/ David Liddle	Director	March 10, 2015
David Liddle

/s/ Bruce McWilliams	Director	March 10, 2015
Bruce McWilliams

/s/ Nicholas Brathwaite	Director	March 10, 2015
Nicholas Brathwaite

/s/ Sam S. Srinivasan	Lead Director	March 10, 2015
Sam S. Srinivasan

EXHIBIT INDEX

Exhibit Number	Description

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit 3(ii).2 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.2

Amended and Restated Investors' Rights Agreement dated as of August 12, 2010 (incorporated by reference to exhibit 4.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

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

10.20

Agreement and Plan of Merger dated July 30, 2014 by and among the Company, Cortina, Catalina Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, and the Stockholder’s Agent (incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K with the SEC on August 1, 2014).

10.21

Agreement and Plan of Merger dated July 30, 2014 by and among the Company, Cortina, Catalina Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, and the Stockholder’s Agent, as amended by Amendment No. 1 thereto dated September 25, 2014 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K with the SEC on October 6, 2014).

21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 73 of this report).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.

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