Form 10-Q
period 2015-09-30
INPHI Corp
filed 2015-11-05
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of November 2, 2015 was 39,241,007.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$64,772	$30,366
Investments in marketable securities	36,940	38,908
Accounts receivable, net	33,218	36,914
Inventories	20,827	26,650
Deferred tax assets	549	678
Income tax receivable	563	204
Prepaid expenses and other current assets	4,468	6,779
Total current assets	161,337	140,499
Property and equipment, net	34,483	35,498
Goodwill	9,405	9,405
Identifiable intangible assets, net	69,469	80,773
Deferred tax charge	2,662	3,261
Other assets, net	11,351	9,274
Total assets	$288,707	$278,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,366	$7,884
Deferred revenue	7,340	7,110
Accrued employee expenses	10,168	9,492
Other accrued expenses	4,152	4,952
Other current liabilities	2,758	2,689
Total current liabilities	29,784	32,127
Other long-term liabilities	8,201	7,409
Total liabilities	37,985	39,536
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 39,034,892 and 37,310,963 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	39	37
Additional paid-in capital	349,839	327,475
Accumulated deficit	(100,000)	(89,190)
Accumulated other comprehensive income	844	852
Total stockholders’ equity	250,722	239,174
Total liabilities and stockholders’ equity	$288,707	$278,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$62,395	$36,278	$182,227	$101,389
Cost of revenue	23,671	13,003	76,185	36,362
Gross profit	38,724	23,275	106,042	65,027
Operating expenses:
Research and development	28,092	15,795	78,085	45,263
Sales and marketing	6,398	4,828	19,885	13,140
General and administrative	4,387	4,671	15,632	10,970
Total operating expenses	38,877	25,294	113,602	69,373
Loss from operations	(153)	(2,019)	(7,560)	(4,346)
Other income	27	245	100	577
Loss before income taxes	(126)	(1,774)	(7,460)	(3,769)
Provision for income taxes	976	5,083	3,350	1,449
Net loss	$(1,102)	$(6,857)	$(10,810)	$(5,218)
Earnings per share:
Basic	$(0.03)	$(0.22)	$(0.28)	$(0.17)
Diluted	$(0.03)	$(0.22)	$(0.28)	$(0.17)
Weighted-average shares used in computing earnings per share:
Basic	38,890,594	31,655,211	38,343,831	31,247,483
Diluted	38,890,594	31,655,211	38,343,831	31,247,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,102)	$(6,857)	$(10,810)	$(5,218)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of tax	28	(58)	1	23
Realized gain reclassified into earnings, net of tax	—	(95)	(9)	(95)
Comprehensive loss	$(1,074)	$(7,010)	$(10,818)	$(5,290)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(10,810)	$(5,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,059	7,943
Stock-based compensation	20,872	15,966
Impairment of in-process research and development	1,750	—
Abandonment of asset	1,265	—
Deferred income taxes and deferred tax charge	511	677
Excess tax benefit related to stock-based compensation	(1,233)	(777)
Amortization of premium on marketable securities	418	666
Loss on disposal of property and equipment	438	—
Other noncash items	(10)	49
Changes in assets and liabilities:
Accounts receivable	3,696	(9,381)
Inventories	5,823	(2,441)
Prepaid expenses and other assets	2,267	(1,794)
Income tax payable/receivable	2,037	825
Accounts payable	(1,676)	136
Accrued expenses	(37)	1,450
Deferred revenue	230	1,663
Other liabilities	(97)	(732)
Net cash provided by operating activities	45,503	9,032
Cash flows from investing activities
Purchases of property and equipment	(12,198)	(12,987)
Proceeds from sale of property and equipment	75	—
Purchases of marketable securities	(11,274)	(37,006)
Sales and maturities of marketable securities	12,806	87,860
Purchase of intangible assets	—	(1,079)
Purchase of cost-method investment in private company	(2,000)	—
Net cash provided by (used in) investing activities	(12,591)	36,788
Cash flows from financing activities
Proceeds from exercise of stock options	4,780	2,961
Excess tax benefit related to stock-based compensation	1,233	777
Minimum tax withholding paid on behalf of employees for restricted stock units	(9,103)	(4,282)
Proceeds from employee stock purchase plan	4,584	2,669
Net cash provided by financing activities	1,494	2,125
Net increase in cash and cash equivalents	34,406	47,945
Cash and cash equivalents at beginning of period	30,366	31,667
Cash and cash equivalents at end of period	$64,772	$79,612

Supplemental Cash Flow Information
Income taxes paid	$1,140	$—

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

On October 3, 2014, the Company completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines (“Cortina”) for approximately $52,509 in cash and approximately 5.3 million shares of the Company’s common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. The revenue and expenses of Cortina are included in the consolidated statement of income for the three and nine months ended September 30, 2015.

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

          The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at September 30, 2015, and its consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

In May 2014, the FASB issued guidance on “Revenue from Contracts with Customers.” The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance was initially effective for the Company on January 1, 2017. The new guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the new revenue recognition guidance will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting. In July 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. The guidance may be adopted as early as January 1, 2017, the effective date of the original guidance.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Investments

The following table summarizes the investments by investment category:

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value

Available-for-sale securities:
U.S. treasury securities	$—	$—	$2,056	$2,057
Municipal bonds	20,319	20,342	19,686	19,712
Corporate notes/bonds	13,956	13,955	16,381	16,392
Asset backed securities	2,000	2,005	750	747
Commercial paper	638	638	—	—
Total investments	$36,913	$36,940	$38,873	$38,908

As of September 30, 2015, the Company had 13 investments that were in an unrealized loss position. The gross unrealized losses on these investments at September 30, 2015 of $27 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment which was reclassified from other comprehensive income was included in other income in the condensed consolidated statements of income.

The contractual maturities of available-for-sale securities at September 30, 2015 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$19,504	$19,528
Due between one and five years	17,409	17,412
	$36,913	$36,940

4. Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials	$4,099	$5,803
Work in process	3,837	2,409
Finished goods	12,891	18,438
	$20,827	$26,650

Finished goods held by distributors were $2,397 and $2,798 as of September 30, 2015 and December 31, 2014, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Laboratory and production equipment	$55,002	$48,522
Office, software and computer equipment	18,032	15,855
Furniture and fixtures	1,230	1,762
Leasehold improvements	5,879	5,212
	80,143	71,351
Less accumulated depreciation	(45,660)	(35,853)
	$34,483	$35,498

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2015 was $3,956 and $10,505, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2014 was $2,962 and $7,891, respectively.

As of September 30, 2015 and December 31, 2014, computer software costs included in property and equipment were $5,803 and $4,582, respectively. Amortization expense of capitalized computer software costs was $264 and $746 for the three and nine months ended September 30, 2015, respectively. Amortization expense of capitalized computer software costs was $149 and $385 for the three and nine months ended September 30, 2014, respectively.

Property and equipment not paid as of September 30, 2015 and 2014 were $610 and $6,149, respectively.

6. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$71,570	$11,481	$60,089	$71,570	$2,857	$68,713
Customer relationships	8,170	814	7,356	8,170	201	7,969
Trade name	920	184	736	920	46	874
Patents	1,579	291	1,288	1,579	112	1,467
In-process research and development	—	—	—	1,750	—	1,750
	$82,239	$12,770	$69,469	$83,989	$3,216	$80,773

The following table presents amortization of intangible assets for the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015	Nine months ended September 30, 2015

Cost of goods sold	$2,875	$8,624
Sales and marketing	204	613
General and administrative	104	317
	$3,183	$9,554

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In the nine months ended September 30, 2015, the Company abandoned the project related to in-process research and development and recorded an impairment charge of $1,750 included in the research and development expenses in the condensed consolidated statements of income.

Based on the amount of intangible assets subject to amortization at September 30, 2015, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2015 (remainder)	$3,180
2016	12,707
2017	12,682
2018	12,648
2019	11,078
Thereafter	17,174
$69,469

The weighted-average amortization periods remaining by intangible asset category are as follows (in years):

Developed technology	5.56
Customer relationship	9.00
Others	9.66

7. Product Warranty Obligation

As of September 30, 2015 and December 31, 2014, the Company’s product warranty liability was $110. There was no movement in product warranty liability during the three and nine months ended September 30, 2015 and 2014.

On November 3, 2014, the Company received a claim notification from an insurance company asserting a claim of approximately $4,000 for field installation repair and replacement costs incurred by a customer in 2011. The Company believes that it had fulfilled its contractual obligation to provide warranty repair and replacement, but has referred the matter to its insurance carrier at the request of the insurance company. As of September 30, 2015, the Company believes that the liability under this claim is not probable. Nevertheless, resolutions of third-party claims are inherently uncertain and as such, an unfavorable outcome could ultimately impact the Company’s business, cash flow and results of operations.

8. Other long-term liabilities

Other long-term liabilities consist of the following:

	September 30, 2015	December 31, 2014
Deferred rent	$1,922	$1,930
Income tax payable	5,692	4,687
Deferred tax liabilities	587	792
	$8,201	$7,409

9. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the nine months ended September 30, 2015 from the Singapore operation and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to the Singapore jurisdiction to compute the Company’s interim tax expense.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recorded an income tax provision of $976 and $3,350 in the three and nine months ended September 30, 2015, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was (775%) and (45%), respectively. The difference between the effective tax rates and the 34% federal statutory rate resulted primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, stock-based compensation adjustments and recognition of state research and development credits.

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

 During the three and nine months ended September 30, 2015, the gross amount of the Company’s unrecognized tax benefits increased by approximately $773 and $2,373, respectively, as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of September 30, 2015, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that that the gross unrecognized tax benefit may decrease by approximately $1,750 due to resolution of the state audit.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

10. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net loss	$(1,102)	$(6,857)	$(10,810)	$(5,218)
Denominator
Weighted average common stock	38,890,594	31,655,211	38,343,831	31,247,483
Earnings per share
Basic	$(0.03)	$(0.22)	$(0.28)	$(0.17)
Diluted	$(0.03)	$(0.22)	$(0.28)	$(0.17)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common stock options	2,398,544	3,200,469	2,648,125	3,426,621
Restricted stock unit	4,860,452	3,825,393	4,727,621	3,391,899
	7,258,996	7,025,862	7,375,746	6,818,520

11. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At September 30, 2015, 2,150,511 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the nine months ended September 30, 2015 and 2014.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,005,594	$10.16	6.12	$25,302
Granted	—	—
Exercised	(605,410)	7.90
Canceled	(24,660)	17.90
Outstanding at September 30, 2015	2,375,524	$10.66	5.55	$31,796
Exercisable at September 30, 2015	2,139,941	$10.55	5.40	$28,871
Vested and expected to vest at September 30, 2015	2,374,216	$10.65	5.55	$31,779

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $8,471 and $6,512, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $4,780 and $2,961, respectively, for the nine months ended September 30, 2015 and 2014.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	4,789,622	$12.85
Granted	1,505,887	19.76
Vested	(1,255,866)	13.43
Canceled	(195,871)	14.22
Outstanding at September 30, 2015	4,843,772	$14.80
Expected to vest at September 30, 2015	4,746,899

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000 shares. The total common stock issued under the ESPP during the nine months ended September 30, 2015 and 2014 was 326,764 and 264,886, respectively.

The fair value of the ESPP is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	0.22%	0.06%	0.14%	0.07%
Expected life (in years)	0.50	0.50	0.50	0.50
Dividend yield	—	—	—	—
Expected volatility	43%	45%	42%	40%
Estimated fair value	$6.25	$4.05	$5.77	$3.55

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses
Cost of goods sold	$334	$314	$1,078	$863
Research and development	4,375	3,261	12,413	8,642
Sales and marketing	1,127	1,242	3,346	3,040
General and administrative	1,414	1,243	4,035	3,421
	$7,250	$6,060	$20,872	$15,966

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at September 30, 2015, prior to the consideration of expected forfeitures, is approximately $59,526 and is expected to be recognized over a weighted-average period of 2.61 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and nine months ended September 30, 2015.

The following table presents information about assets required to be carried at fair value on a recurring basis:

September 30, 2015	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$3,748	$—	$3,748
Investment in marketable securities:
Municipal bonds	20,342	—	20,342
Corporate notes/bonds	13,955	—	13,955
Asset backed securities	2,005	—	2,005
Commercial paper	638	—	638
	$40,688	$—	$40,688

December 31, 2014	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$1,457	$—	$1,457
Investment in marketable securities:
US treasury securities	2,057	2,057	—
Municipal bonds	19,712	—	19,712
Corporate notes/bonds	16,392	—	16,392
Asset backed securities	747	—	747
	$40,365	$2,057	$38,308

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
China	$22,125	$12,734	$60,224	$37,148
United States	10,488	5,983	30,205	17,831
Thailand	6,056	2,265	20,981	3,727
Other	23,726	15,296	70,817	42,683
	$62,395	$36,278	$182,227	$101,389

As of September 30, 2015, $3,529 of long-lived tangible assets are located outside the United States, of which $2,056 are located in Taiwan. As of December 31, 2014, $6,153 of long-lived tangible assets are located outside the United States, of which $3,463 are located in Taiwan.

14. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2020. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of September 30, 2015, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2015 (remaining)	$5,101
2016	12,554
2017	4,386
2018	2,053
2019 and thereafter	1,799
$25,893

For the three and nine months ended September 30, 2015, lease operating expense was $2,900 and $8,917, respectively. For the three and nine months ended September 30, 2014, lease operating expense was $1,916 and $5,115, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture its wafers. These subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of September 30, 2015, the total value of open purchase orders for wafers was approximately $5,233.

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

On August 27, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,636,274 and found a substantial new question of patentability based upon each of the different issues that the Company raised as the reexamination requestor. On September 27, 2011, the Patent Office issued a First Office Action based on the Netlist '274 Patent Reexamination Request and rejected 91 of its 97 claims. On October 27, 2011, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company provided rebuttable comments to the USPTO on November 28, 2011. On March 12, 2012, the Examiner issued an Action Closing Prosecution, indicating that the claims pending contain allowable subject matter, and Netlist did not respond to the Action Closing Prosecution in the time provided by the USPTO. On June 22, 2012, the USPTO issued a Right of Appeal Notice, and on July 23, 2012, the Company filed a Notice of Appeal. The Company filed the Appeal Brief on September 24, 2012 and Netlist filed its Responsive Brief on October 24, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated June 22, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place on November 20, 2013. The Patent Trial and Appeal Board (PTAB) issued its decision on January 16, 2014, finding the Examiner erred in declining to adopt 8 of the 9 different rejections that had been proposed by us. The Company requested a rehearing of the decision not to adopt the remaining one rejection that had been proposed by the Company and was not adopted by the PTAB on February 18, 2014. In papers dated March 18, 2014, Netlist provided rebuttal comments to the request for rehearing and also requested re-opening of prosecution with respect to the claims that the PTAB had rejected, and in that request to re-open prosecution amended the independent claims that stood rejected. The Company filed comments with respect to these proposed amended claims on April 17, 2014, which were refiled in a slightly different form on September 5, 2014. On June 26, 2014, the PTAB issued a decision on the request for rehearing, which included a rejection of further claims pursuant to the Company’s request and on July 28, 2014, Netlist provided a response to the USPTO cancelling those claims that had been rejected in the decision on the request for rehearing. On September 26, 2014, the PTAB remanded the proceedings back to the Examiner, with instructions to consider part, but not all, of the Company’s comments that had been previously filed on September 5, 2014. On October 10, 2014, the Company filed a Petition to the Director of the USPTO seeking reconsideration of the PTAB remand of September 26, 2014, and requesting that all of the comments that the Company previously filed on September 5, 2014 should have been entered for consideration by the Examiner. The USPTO denied this Petition with remand instructions to the Examiner to consider part, but not all, of the Company’s comments that had been previously filed on September 5, 2014. While the reexamination still awaits the Examiner’s action after the remand, on March 13, 2015 the Company filed a Petition for Writ of Mandamus with United States Court of Appeals for the Federal Circuit seeking relief from the Federal Circuit Court to vacate the Board’s order and to instruct the Director to enter in full the Company’s comments that had been previously filed on September 5, 2014, which was opposed by Netlist. On June 15, 2015, the Examiner, in view of the September 26, 2014 remand instructions, and based only on a portion of the Company’s comments dated September 5, 2014, rejected all of the amended claims. On June 30, 2015 the Federal Circuit Court granted the Writ of Mandamus, and instructed the Director to enter in full the Company’s comments that had been previously filed on September 5, 2014. Accordingly, on July 8, 2015, the PTAB vacated the Examiner's determination of June 15, 2015 that the amended claims were invalid and, on July 14, 2015, instructed the Examiner to consider in full the comments previously filed of September 5, 2014. An action from the Examiner dated September 11, 2015 rejected all the claims asserted as invalid by the Company in its comments dated September 5, 2014. Netlist filed a response dated October 14, 2015 opposing the rejections set forth by the Examiner in the September 11, 2015 action. The Company has until November 13, 2015 to respond to the Netlist response, which is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures. The Company may consider filing an appeal to any determination made by the USPTO with the Federal Circuit Court of Appeals.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,532,537 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,532,537 with its own evaluation of the validity of this patent, and rejected some but not all of claims. In a response dated October 8, 2010, Netlist responded to the USPTO determination by amending some but not all of the claims, adding new claims and making arguments as to why the claims were not invalid in view of the cited references. The Company provided rebuttable comments to the USPTO on November 8, 2010 along with a Petition requesting an increase in the number of allowed pages of the rebuttable comments. On January 20, 2011, the USPTO granted the Petition in part. The Company then filed updated rebuttal comments on January 27, 2011 in compliance with the granted Petition. The USPTO has considered these updated rebuttal comments, and in a communication dated June 15, 2011, continued to reject all the previously rejected claims. The USPTO also rejected all the claims newly added in the October 8, 2010 Netlist response. In a further communication dated June 21, 2011, the USPTO issued an Action Closing Prosecution indicating that it would confirm the patentability of four claims and reject all the other pending claims. On August 22, 2011, Netlist responded to the Action Closing Prosecution by further amending some claims and making arguments as to the validity of the rejected claims in view of the cited references. The Company submitted rebuttal comments on September 21, 2011. In a further communication dated February 7, 2012, the USPTO issued a Right of Appeal Notice, which also indicated that the previous amendments to claim made by Netlist would be entered, and that the current pending claims, as amended, were patentable. The Company filed a Notice of Appeal at the USPTO on March 8, 2012, within the time period provided for filing the Notice of Appeal and Netlist did not file Notice of Cross-Appeal. The Company filed its Appeal Brief on May 8, 2012, and Netlist filed its Responsive Brief on July 2, 2012. The parties received an Examiner’s Answer dated April 16, 2013 from the USPTO that maintained the rejections set forth on the Right of Appeal Notice dated February 7, 2012. The Company filed a Rebuttal Brief on May 16, 2013 and a Request for Oral Hearing on June 7, 2013. The appeal hearing took place in front of the PTAB on November 20, 2013. The PTAB issued its decision on January 16, 2014, affirming the Examiner’s decision as to all of the challenged claims. On February 18, 2014, the Company made a request for rehearing of the decision, and in papers dated March 18, 2014, Netlist provided rebuttal comments to the request for rehearing. On August 13, 2014, the PTAB denied our request for rehearing, and on October 15, 2014, the Company filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. An Appeal Brief was filed with the Court of Appeals for the Federal Circuit on February 3, 2015, which has been opposed by Netlist. The parties attended an oral hearing at the Court of Appeals for the Federal Circuit on October 9, 2015 and argued their respective positions. An Order from the Court of Appeals for the Federal Circuit is expected as the next substantive step of the proceeding, as prosecution otherwise remains closed. The proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

On September 8, 2010, the USPTO ordered the request for Inter Partes Reexamination for U.S. Patent No. 7,619,912 and found a substantial new question of patentability based upon different issues that the Company raised as the reexamination requestor. The USPTO accompanied this Reexamination Order of U.S. Patent No. 7,619,912 with its own evaluation of the validity of this patent, and initially determined that all of the claims were patentable based upon the Company’s request for Inter Partes Reexamination. Netlist did not comment upon this Reexamination Order. The USPTO on February 28, 2011 also merged the Proceedings of our Reexamination of U.S. Patent No. 7,619,912, bearing Control No. 90/001,339 with Inter Partes Reexamination Proceeding 95/000,578 filed October 20, 2010 on behalf of SMART Modular Technologies, Inc. and Inter Partes Reexamination Proceeding 95/000,579 filed October 21, 2010 on behalf of Google, Inc. In each of these other Reexamination Proceedings, the USPTO had indicated that there existed a substantial new question of patentability with respect to certain claims of U.S. Patent No. 7,619,912, but had not accompanied the Reexamination Orders related thereto with its own evaluation of the validity of this patent, indicating that such evaluation would be forthcoming at a later time. This further evaluation was received in an Office Action dated April 4, 2011, in which the Examiner rejected a substantial majority of the claims based upon a number of different rejections, including certain of the rejections originally proposed by the Company in its Request for Reexamination. This Office Action also indicated that one claim was deemed to be patentable over the prior art of record in the merged Reexamination Proceedings. After seeking and obtaining an extension of time to respond to the Office Action dated April 4, 2011, Netlist served its response on July 5, 2011, which added new claims and made arguments as to why the originally filed claims were not invalid in view of the cited references. Each of the merged Reexamination Requestors, including the Company, submitted rebuttal comments by August 29, 2011. The USPTO considered this Netlist response and each of the rebuttal comments, and in an Office Action dated October 14, 2011, continued to reject most, but not all of the previously rejected claims, as well as rejected claims that had been added by Netlist in its July 5, 2011 response. After seeking and obtaining an extension of time to respond to the Office Action dated October 14, 2011, Netlist served its response on January 13, 2012, which response made amendments based upon subject matter that had been indicated as allowable in the Office Action dated October 14, 2011, added other new claims and made arguments as to why all of these claims should be allowed. The three different merged Reexamination Requestors, including the Company, timely submitted rebuttal comments on or about February 13, 2012. The USPTO issued a Non-final Office Action on November 13, 2012, rejecting some claims and indicating that others contained allowable subject matter. On January 14, 2013, Netlist filed a Response to the Non-final Office Action which presented further claim amendments and evidence supporting its positions regarding patentability. Rebuttal comments from the Company and the other Requestors were filed on February 13, 2013. On March 21, 2014, the USPTO issued an Action Closing Prosecution in which the USPTO indicated that certain of the pending claims were allowable and other of the pending claims were rejected, and on June 18, 2014 issued a Right of Notice of Appeal. By July 18, 2014, the Company as well as other Requesters each filed Notices of Appeal, and Netlist filed a Cross Appeal on July 30, 2014. By September 30, 2014, each of the Requestors as well as Netlist had filed their respective Appeal Briefs, and by October 30, 2014 each of the Requestors as well as Netlist had filed their respective Responses to the previously filed Appeal Briefs. Rebuttal Briefs by Requesters and Netlist were filed on or before February 18, 2015, and certain of the Requesters and Netlist filed requests for Oral Hearing at the USPTO by March 17, 2015. On May 27, 2015 the Examiner indicated that all Rebuttal Briefs had been considered, and forwarded the reexamination proceedings to the PTAB for consideration of the appeal. An oral hearing on the Appeal and Cross-Appeal is set for November 24, 2015, and will be the next substantive step of the proceeding, as currently prosecution otherwise will remain closed. The merged proceeding is expected to continue in accordance with established Inter Partes Reexamination procedures.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2015 and December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements are statements that relate to future periods and include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products, expansion of our product offerings and enhancements of existing products, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products our liquidity position and sufficiency thereof, including our anticipated cash needs, our operating capital expenditures and requirements and our needs for additional financing and potential consequences thereof, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part II, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iMB™, iKON™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, data center and computing markets. Our semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, data center and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, data centers and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market. We have a wide range product portfolio with many products sold in communication and datacenter markets as of September 30, 2015.

     A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2014 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, we delivered the following financial performance:

•

Total revenues increased by $26.1 million, or 72%, to $62.4 million in the three months ended September 30, 2015. In the nine months ended September 30, 2015, total revenues increased by $80.8 million, or 80%, to $182.2 million.

•

Gross profit as a percentage of revenue slightly decreased to 62.1% from 64.1% in the three months ended September 30, 2015. In the nine months ended September 30, 2015, gross profit as a percentage of revenue decreased to 58.2% from 64.1%.

•

Total operating expenses increased by $13.6 million, or 54%, to $38.9 million in the three months ended September 30, 2015. In the nine months ended September 30, 2015, total operating expenses increased by $44.2 million, or 64%, to $113.6 million.

•

Loss from operations decreased by $1.9 million, or 92%, to a loss from operations of $0.2 million in the three months ended September 30, 2015. In the nine months ended September 30, 2015, loss from operations increased by $3.2 million, or 74%, to a loss from operations of $7.6 million.

•

Diluted earnings per share increased by $0.19 to ($0.03) in the three months ended September 30, 2015. In the nine months ended September 30, 2015, diluted earnings per share decreased by $0.11 to ($0.28).

The increase in our revenue for the three and nine months ended September 30, 2015 was primarily a result of the inclusion of revenue from the October 4, 2014 acquisition of Cortina that was not part of our revenue in the three and nine months ended September 30, 2014, as well as an increase in consumption of our dual linear transimpedance amplifiers (TIA) and quad linear driver products.

The decline in gross margin was primarily due to the amortization of inventory fair value step-up related to the acquired Cortina inventories sold during the three and nine months ended September 30, 2015 and amortization of the acquired intangibles.

Total operating expenses increased primarily due to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From October 2014 to September 2015, our headcount increased by 25 new employees, primarily in the engineering department. In addition, the acquisition of Cortina added 137 employees in the fourth quarter of 2014. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted loss per share decreased in the three months ended September 30, 2015 primarily due to increase in revenue and decrease in provision for income taxes, partially offset by increase in operating expenses. Our diluted loss per share increased in the nine months ended September 30, 2015 primarily due to by increase in operating expenses and provision for income taxes, partially offset by increase in revenue.

Our cash and cash equivalents were $64.8 million at September 30, 2015, compared with $30.4 million at December 31, 2014. Cash provided by operating activities was $45.5 million during the nine months ended September 30, 2015 compared to $9.0 million during the nine months ended September 30, 2014. Cash used in investing activities during the nine months ended September 30, 2015 was $12.6 million primarily due to purchases of marketable securities and purchases of property and equipment of $23.5 million and purchase of cost method investment in a private company of $2.0 million, offset by sales and maturities of marketable securities of $12.9 million. Cash provided by financing activities of $1.5 million was primarily due to proceeds from exercise of stock options and employee stock purchase plan of $9.4 million and excess tax benefit related to stock-based compensation of $1.2 million offset by minimum tax withholding paid on behalf of employees of $9.1 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2015.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	100%	100%	100%	100%
Cost of revenue	38	36	42	36
Gross profit	62	64	58	64
Operating expenses:
Research and development	45	44	43	44
Sales and marketing	10	13	11	13
General and administrative	7	13	8	11
Total operating expenses	62	70	62	68
Loss from operations	—	(6)	(4)	(4)
Other income	—	1	—	—
Loss before income taxes	—	(5)	(4)	(4)
Provision for income taxes	2	15	2	2
Net loss	(2)%	(20% )	(6)%	(6)%

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Total revenue	$62,395	$36,278	$26,117	72%

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Total revenue	$182,227	$101,389	$80,838	80%

Total revenue for the three and nine months ended September 30, 2015 increased compared to corresponding 2014 periods due to changes in average selling price and number of units sold. For the three and nine months ended September 30, 2015, the average selling price increased by 69% and 54%, respectively. For the three and nine months ended September 30, 2015, the number of units sold increased by 2% and 17%, respectively. The increases in number of units sold and average selling price were mainly due from increased sales and mix of our higher priced products, including dual linear TIA, quad linear driver products and high-speed interconnect and optical transport products from the Cortina acquisition.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Cost of revenue	$23,671	$13,003	$10,668	82%
Gross profit	$38,724	$23,275	$15,449	66%
Gross profit as a percentage of revenue	62%	64%	—	(2% )

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Cost of revenue	$76,185	$36,362	$39,823	110%
Gross profit	$106,042	$65,027	$41,015	63%
Gross profit as a percentage of revenue	58%	64%	—	(6% )

Cost of revenue and gross profit increased compared to corresponding 2014 periods primarily due to an increase in revenue from sales of our dual linear TIA, quad linear driver products, high-speed interconnect and optical transport products, offset by amortization of inventory step-up related to the acquired Cortina inventories and amortization of acquired intangibles. Gross margin, as a percentage of revenue, decreased due to the amortization of inventory fair value step-up related to the acquired Cortina inventories of $0.5 million and $7.5 million sold during the three and nine months ended September 30, 2015, respectively, and amortization of the acquired intangibles of $2.9 million and $8.6 million for the three and nine months ended September 30, 2015, respectively.

Research and Development

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$28,092	$15,795	$12,297	78%

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$78,085	$45,263	$32,822	73%

Research and development expenses for the three and nine months ended September 30, 2015 increased primarily due to the increase in research and development headcount and equity awards, which resulted in a $6.4 million and $21.3 million increase in personnel costs and stock-based compensation expense, respectively. CAD software tool license expense increased by $1.4 million and $4.3 million for the three and nine months ended September 30, 2015, respectively, due mainly to increased headcount in engineering. External test services, pre-production engineering mask costs and laboratory supplies increased by $1.4 million and $2.6 million for the three and nine months ended September 30, 2015, respectively. Depreciation and allocated expenses increased by $1.3 million and $4.9 million for the three and nine months ended September 30, 2015, respectively, due to increase in equipment and research and development activities. We abandoned the project related to in-process research and development costs which resulted in an impairment charge of $1.8 million for the nine months September 30, 2015. Reimbursement from customers related to research and development contracts decreased by $1.9 million and increased by $3.5 million for the three and nine months ended September 30, 2015, respectively. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing product offerings.

Sales and Marketing

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Sales and marketing	$6,398	$4,828	$1,570	33%

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Sales and marketing	$19,885	$13,140	$6,745	51%

Sales and marketing expenses for the three and nine months ended September 30, 2015 increased primarily due to an increase in personnel costs, including stock-based compensation expense of $0.8 million and $4.2 million, respectively. In addition, commission expense increased by $0.3 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, due to higher compensation and higher revenue.

General and Administrative

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
General and administrative	$4,387	$4,671	$(284)	(6%	)

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
General and administrative	$15,632	$10,970	$4,662	42%

General and administrative expenses for the three months ended September 30, 2015 decreased due to reduction in legal fees by $1.0 million in connection with the Cortina acquisition in 2014, partially offset by increase in personnel and equity grants by $0.5 million. General and administrative expenses for the nine months ended September 30, 2015 increased due to increase in personnel and equity grants of $2.3 million. Amortization of intangibles and accounting and consultant fees increased by $0.3 million and $0.9 million for the nine months ended September 30, 2015, respectively due to the Cortina acquisition. In addition, we incurred a loss of $0.5 million in the nine months ended September 30, 2015 from the disposal of certain property and equipment from the Cortina acquisition. The increases were partially offset by decrease in legal fees by $0.4 million in connection with Cortina acquisition.

Provision (benefit) for Income Taxes

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Provision for income taxes	$976	$5,083	$(4,107)	(81%	)

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Provision for income taxes	$3,350	$1,449	$1,901	131%

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the nine months ended September 30, 2015 for the Singapore operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to the Singapore jurisdiction to compute the interim tax expense.

The income tax provision for the three and nine months ended September 30, 2015 reflects an effective tax rate of (775%) and (45%), respectively. The effective tax rates for the three and nine months ended September 30, 2015 differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, stock-based compensation adjustments and recognition of state research and development credits.

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

Liquidity and Capital Resources

As of September 30, 2015, we had cash, cash equivalents and investments in marketable securities of $101.7 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$45,503	$9,032
Net cash provided by (used in) investing activities	(12,591)	36,788
Net cash provided by financing activities	1,494	2,125
Net increase in cash and cash equivalents	$34,406	$47,945

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2015 primarily reflected depreciation and amortization of $20.1 million, stock-based compensation of $20.9 million, impairment of in-process research and development costs of $1.8 million, abandonment of asset of $1.3 million, decreases in accounts receivable by $3.7 million, inventories by $5.8 million and prepaid expenses by $2.3 million, and change in income tax payable/receivable of $2.0 million, partially offset by net loss of $10.8 million and decrease in accounts payable by $1.7 million. Our receivables decreased due to collections from customers. Our inventories decreased due to shipments to customers. Our prepaid expenses and other current assets decreased due to settlement of a non-trade receivable. Our accounts payable decreased due to payment to vendors.

Net cash provided by operating activities during the nine months ended September 30, 2014 primarily reflected increases in accrued expenses of $1.5 million and deferred revenue of $1.7 million, change in income tax payable/receivable of $0.8 million, depreciation and amortization of $7.9 million and stock-based compensation of $16.0 million, offset by net loss of $5.2 million, increases in accounts receivable of $9.4 million, inventories of $2.4 million and prepaid expenses and other assets of $1.8 million. Our accrued expenses increased due to accrual of employee benefits. Our deferred revenue increased as distributors increased their inventory level for shipment to customers in the fourth quarter of 2014. Accounts receivable increased due to shipments made in the last month of the quarter and billings for non-recurring engineering contracts with customers. Our inventories increased a result of growing production for expected delivery to customers in the fourth quarter of 2014. Our prepaid expenses and other assets increased due to new subscriptions for software, maintenance and insurance prepayments.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015, consisted of cash used to purchase property and equipment of $12.2 million, purchase of minority interest in an early stage private company for $2.0 million and purchases of marketable securities of $11.3 million, offset by sales and maturities of marketable securities of $12.8 million.

Net cash provided by investing activities during the nine months ended September 30, 2014, consisted of sales and maturities of marketable securities of $87.9 million, offset by purchases of property and equipment of $13.0 million, intangible assets of $1.1 million and marketable securities of $37.0 million. The sales of marketable securities were done in anticipation of disbursing approximately $52 million in cash on October 3, 2014 as part of closing of the acquisition of Cortina.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 consisted of proceeds from exercises of stock options and employee stock purchase plan of $9.4 million and excess tax benefit related to stock-based compensation of $1.2 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock units of $9.1 million.

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

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of September 30, 2015 consisted of $101.7 million of cash, cash equivalents and investments in marketable securities, of which $30.2 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2015 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 10, 2015. See note 14 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of September 30, 2015.

Off-Balance Sheet Arrangements

At September 30, 2015, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $101.7 million and $69.3 million at September 30, 2015 and December 31, 2014, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of September 30, 2015 consisted of money market funds, municipal bonds, corporate bonds, asset backed securities and commercial papers. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is set forth under Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report, and is hereby incorporated by reference herein. For an additional discussion of certain risks associated with legal proceedings, see Item 1A. Risk Factors, below.

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

Item 6. Exhibits

     (a)  Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.1 of the Registrant’s current report on Form 8-K filed with the SEC on October 20, 2015).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564).

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

By: /s/ John Edmunds
John Edmunds
Chief Financial Officer
(Duly Authorized and Principal Financial Officer and Principal Accounting Officer)

INPHI CORPORATION,

(Registrant)

November 5, 2015

EXHIBIT INDEX

Number	Description

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.1 of the Registrant’s current report on Form 8-K filed with the SEC on October 20, 2015).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564).

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