Form 10-K
period 2015-12-31
INPHI Corp
filed 2016-02-29
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑      No  ☐

1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐      No  ☑

As of June 30, 2015, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $860 million, based on the closing price of the common stock as reported on the New York Stock Exchange for that date.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 25, 2016 was 39,880,632.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2015.

2

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.	Business

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs, our operating capital expenditures and requirements and our needs for additional financing and potential consequences thereof, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iMB™, iKON™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. We often refer to our business as covering various data transport segments from “fiber to memory”. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 10G/40G, 100G and beyond 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market.

On October 3, 2014, we completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines (Cortina) for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. We acquired Cortina to expand the Company’s market share in high-speed optical and networking interconnects. The revenue and expenses of Cortina are included in the consolidated statement of income for the year ended December 31, 2015

We leverage our proprietary high-speed analog and mixed signal processing expertise and our deep understanding of system architectures to address data bottlenecks in current and emerging communications, enterprise network, computing and storage architectures. We develop these solutions as a result of our competitive strengths, including our system-level simulation capabilities, analog design expertise, strong relationships with industry leaders, extensive broad process technology experience and high-speed package modeling and design expertise. We use our core technology and strength in high-speed analog design to enable our customers to deploy next generation communications and computing systems that operate with high performance at high speed. We believe we are at the forefront of developing semiconductor solutions that deliver 100G speeds throughout the network infrastructure, including core, metro and the datacenter. Furthermore, our analog signal processing expertise enables us to improve throughput in computing systems. For example, some of our computing products enable up to four times the memory capacity on server platforms while using the current generation of memory devices.

We have ongoing, informal collaborative discussions with industry and technology leaders such as Advanced Micro Devices, Inc. (AMD), ARM Ltd., Ciena Corporation, Cisco Systems, Inc., Huawei Technologies Co., Ltd., Juniper Networks Inc., Intel Corporation, Micron Technology, Inc., Nokia Corporation (Nokia), Samsung Semiconductor Inc. and SK Hynix Inc. to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications and computing systems. Although, we generally do not have any formal collaboration agreements with these entities, we often engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, original equipment manufacturers, or OEMs, systems manufacturers and standards bodies. Our products are designed into systems sold by OEMs, including Ciena, Cisco, Dell Inc., EMC Corporation, H3C Technologies, Hewlett-Packard Company, Huawei, International Business Machines Corporation (IBM), Juniper, Nokia and Oracle Corporation. We believe we are one of a limited number of suppliers to these OEMs for the type of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to other intermediary systems or module manufacturers that, in turn, sell to these OEMs.

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

•

Analog Design Expertise. We believe that we are a leader in developing broadband analog semiconductors operating at high frequencies of up to 100 GHz. High-speed analog circuit design is extremely challenging because, as frequencies increase, semiconductors are increasingly sensitive to temperature, power supply noise, process variation and interaction with neighboring circuit elements. Development of components that work robustly at high frequencies requires an understanding of analog circuit design, including electromagnetic theory and practical experience in implementation and testing. Our analog design expertise has enabled us to design and commercially ship several first in the world technologies including the first 100G linear transimpedance amplifier, or TIA, and the first 200G linear modulator driver that is now being widely deployed in volume globally in Long Haul and Metro networking infrastructures. We also launched the industry’s first complementary metal oxide semiconductor, or CMOS, based 100G physical layers or PHYs and clock and data recovery, or CDRs, for Ethernet and optical transport network applications. These high speed serial PHYs, are designed in a generic CMOS process to target much lower power compared to silicon germanium or SiGe based products, while reducing the design footprint and improving manufacturability. We also launched the world's first 40/50/100/400G PAM4 interconnect ICs for cloud interconnects. The chipset solution included multiple variants of the PAM4 PHY IC based on a highly adaptable and scalable InphiNityCore TM DSP engine and the OmniConnectTm transmitter for copper and optics media along with a companion linear TIA for 50G PAM4 interfaces.

•

Strong Relationships with Industry Leaders. We develop many of our high-speed analog semiconductor solutions for applications and systems that are driven by industry leaders in the communications, datacenter and computing markets. Through our established relationships with industry leaders, we have repeatedly demonstrated the ability to address their technological challenges. As a result, we are designed into several of their current systems and believe we are well-positioned to develop high-speed analog semiconductor solutions for their emerging architectures. For instance, our high-speed memory interface designs have been validated for Intel’s Xeon® Core i7® and next generation platforms. We have ongoing, informal collaborative discussions with communication and networking companies such as Cisco, Ciena, Huawei, and Juniper, among others to address their next generation 100G and beyond 100G efforts. Specifically, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. As a result of our development efforts with industry leaders, we help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs and systems manufacturers, as well as standards bodies such as the Joint Electronic Device Engineering Councils, or JEDEC, and the Institute of Electrical and Electronic Engineers, or IEEE, and the Optical Internetworking Forum, or OIF, to establish industry standards.

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

As of December 31, 2015, we have a wide range product portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, retiming and buffering data and clock signals at speeds up to 100 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. We introduced 32 and 15 new products in 2015 and 2014, respectively. The acquisition of Cortina added approximately 130 products in our portfolio which includes high-speed interconnect and optical transport products. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as five years or more.

In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 15% and 39% of our total revenue in 2014 and 2013, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 14% of our total revenue in both 2015 and 2014. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 10% of our total revenue in 2013. There were no other products that generated more than 10% of our total revenue in 2015, 2014 or 2013.

Customers

We sell our products directly to OEMs and indirectly to OEMs through module manufacturers, original design manufacturers or ODMs and sub-systems providers. We work closely with technology leaders, including microprocessor, memory vendors, communications equipment and optical module companies, to design architectures and products that help solve bandwidth bottlenecks in and between systems. These technology leaders often design our products into reference designs, which they provide to their customers and suppliers. For example, in the server market we work closely with major CPU manufacturers to address the bottleneck between the CPU and the increasing amount of memory attached to it. These CPU manufacturers then provide their server CPU customers and memory module partners with a validation report, including validation of our memory interface products. These server OEMs and memory module companies then design our memory interface products into their production systems. Ultimately, our sales into these servers are to memory module companies, including Micron, Samsung, SK Hynix and others. In the networking market, we work closely with OEMs to deliver high performance communication links. These OEMs design our products into their systems and then require their ODM and electronics manufacturing services suppliers to purchase and use that specific product from us. We also work directly with optical module manufacturers to design our products into their modules, which they sell to OEMs.

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog semiconductor solutions for their future products. During the year ended December 31, 2015, we sold our products to more than 160 customers.

Sales to customers in Asia accounted for 68%, 71% and 71% of our total revenue in 2015, 2014 and 2013, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2015, we believe that sales to Cisco, directly and indirectly, through subcontractors, accounted for approximately 13% of our total revenue and our 10 largest customers collectively accounted for 59% of our total revenue. In the year ended December 31, 2014, sales to Samsung, including its subcontractors accounted for 18% of our total revenue and our 10 largest customers collectively accounted for 61% of our total revenue. In the year ended December 31, 2013, sales to Samsung, including its subcontractors and SK Hynix, including its subcontractor accounted for 20% and 16% of our total revenue, respectively, and our 10 largest customers collectively accounted for 70% of our total revenue. In addition, sales directly and through distributors to Micron accounted for 11% of our total revenue in the year ended December 31, 2013. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2015, 2014 or 2013.

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

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors. For the year ended December 31, 2015, 78% of our revenue was generated by our direct sales team and third-party sales representatives. We operate direct sales offices in Japan, Korea, Taiwan, Singapore, and the United States and employ sales personnel that cover our direct customers and manage our channel partners. We have twenty seven direct sales professionals including three in Japan, fourteen in Asia, seven in North America and three in EMEA. We utilize two sales representatives and eight distributors in Asia, two distributors in Europe, one sales representative and one distributor in Israel, two distributors in Japan and six sales representatives and three distributors in North America. Our channel network includes more than one hundred sales professionals to support our products and customers, including ten in Japan, forty two in Asia (other than Japan), forty six in North America and fifteen in Europe, the Middle East and Africa, or EMEA. All of these sales professionals are sales agents and are employed by our distributors and sales representatives. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales team using web-based tools.

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

We subject our third-party manufacturing contractors to qualification requirements in order to meet the high quality and reliability standards required of our products. We carefully qualify critical partners and processes before applying the technology to our products. Our engineers work closely with our foundries and other contractors to increase yield, lower manufacturing costs and improve product quality.

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

We have assembled a core team of experienced engineers and systems designers in four design centers located in the United States, Canada, Singapore and United Kingdom. Our technical team typically has, on average, more than 23 years of industry experience with more than 60% having advanced degrees (Masters and above) and more than 16% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement and military systems. In 2015, 2014 and 2013, our research and development expenses were $106.4, $70.9 million and $50.5 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Avago Technologies Ltd., Broadcom Corporation, GigOptix Inc., Integrated Device Technology, Inc., or IDT, M/A-COM Technology Solutions Inc., Maxim Integrated, Maxlinear, Inc., Microsemi Corporation, Montage Technology Group Limited, Qorvo Inc., PMC-Sierra, Inc., Semtech Corp. and Texas Instruments Incorporated, as well as other smaller analog signal processing companies. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2015, we had 570 issued and allowed patents and other patent applications pending in the United States. The 437 issued and allowed patents in the United States expire in the years beginning in 2016 through 2035. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

Employees

At December 31, 2015, we employed 472 full-time equivalent employees, including 288 in research, product development and engineering, 62 in sales and marketing, 46 in general and administrative management and 76 in manufacturing engineering and operations. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere herein:

●	the receipt, reduction or cancellation of orders by customers;

●	fluctuations in the levels of component inventories held by our customers;

●	the gain or loss of significant customers;

●	market acceptance of our products and our customers’ products;

●	our ability to develop, introduce and market new products and technologies on a timely basis;

●	the timing and extent of product development costs;

●	new product announcements and introductions by us or our competitors;

●	incurrence of research and development and related new product expenditures;

●	fluctuations in sales by module manufacturers who incorporate our semiconductor solutions in their products, such as memory modules;

●	cyclical fluctuations in our markets;

●	fluctuations in our manufacturing yields;

●	significant warranty claims, including those not covered by our suppliers;

●	changes in our product mix or customer mix;

●	intellectual property disputes; and

●	loss of key personnel or the inability to attract qualified engineers.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.

We have an accumulated deficit and have incurred net losses in the past. We may incur net losses in the future.

As of December 31, 2015, we had an accumulated deficit of $102.7 million. We have incurred net losses in the past and may incur net losses in the future. We generated a net loss of $13.6 million, $22.6 million and $13.2 million for years ended December 31, 2015, 2014, and 2013, respectively.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

For the year ended December 31, 2015, we believe that sales to Cisco, directly and indirectly through subcontractors, accounted for approximately 13% of our total revenue and our 10 largest customers collectively accounted for 59% of our total revenue. For the year ended December 31, 2014, sales to Samsung Semiconductor Inc., or Samsung, including its subcontractors, accounted for 18% of our total revenue, and our 10 largest customers collectively accounted for 61% of our total revenue. For the year ended December 31, 2013, sales to Samsung, including its subcontractors, and SK Hynix Inc., or SK Hynix, including its subcontractor, accounted for 20% and 16% of our total revenue, respectively, and our 10 largest customers collectively accounted for 70% of our total revenue. In addition, sales directly and through distributors to Micron Technology, Inc., or Micron, accounted for 11% of our total revenue in the year ended December 31, 2013. Some of our customers, including Samsung, SK Hynix and Micron, use our products primarily in high-speed memory devices. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns.

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

Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

●	cease the manufacture, use or sale of the infringing products, processes or technology;

●	pay substantial damages for infringement;

●	expend significant resources to develop non-infringing products, processes or technology, which may not be successful;

●	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

●	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

●	pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

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

We are focused on winning more competitive bid processes, known as “design wins,” that enable us to sell our high- speed analog semiconductor solutions for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Failure to obtain a design win could prevent us from offering an entire generation of a product. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. Even after securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. Our design cycle from initial engagement to volume shipment is typically two to three years.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more, as well as other products in more volatile high growth or rapidly changing areas, which may have shorter life cycles of only two to three years. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. In 2009, we successfully introduced and began to ship a new product in production which we identify as product number INSSTE32882-GS04, or the GS04 product, and which consists of an integrated PLL and register buffer. Sales of the GS04 product comprised 18% of our total revenue in 2010. In 2010, we also began to ship in production volume a “low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882LV-GS02, or the GS02 product. Sales of the GS02 product comprised 38% and 32% of our total revenue in 2011 and 2010, respectively. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 15%, 39% and 45% of our total revenue in 2014, 2013 and 2012, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier that we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 10% and 14% of our total revenue in 2013 and 2012, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 14% of our total revenue in 2015 and 2014, respectively. There were no other products that generated more than 10% of our total revenue in 2015, 2014 or 2013.

The GS02UV, GS02 and GS04 products matured in 2014, 2012 and 2011, respectively and as a result, sales of these products declined and were supplanted in part by newer parts which we developed. This underscores the importance of the need for us to continually develop and introduce new products to diversify our revenue base as well as generate new revenue to replace and build upon the success of previously introduced products which may be rapidly maturing.

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

We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We also perform testing in our Westlake Village, California, facility. We generally use a single foundry for the production of each of our various semiconductors. Currently, our principal foundries are Global Unichip, SEDI, TSMC, TowerJazz Semiconductor Ltd., and WIN Semiconductors. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Kyocera, OSE, ASE, Presto, EAG, AIC and STATS ChipPAC.

Relying on third-party manufacturing, assembly and testing presents significant risks to us, including the following:

●	failure by us, our customers or their end customers to qualify a selected supplier;

●	capacity shortages during periods of high demand;

●	reduced control over delivery schedules and quality;

●	shortages of materials;

●	misappropriation of our intellectual property;

●	limited warranties on wafers or products supplied to us; and

●	potential increases in prices.

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

The wafer fabrication process is an extremely complicated process where the slightest changes in the design, specifications or materials can result in material decreases in manufacturing yields or even the suspension of production. From time to time, our third-party wafer foundries have experienced, and are likely to experience, manufacturing defects and reduced manufacturing yields related to errors or problems in their manufacturing processes or the interrelationship of their processes with our designs. In some cases, our third-party wafer foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner. We may incur substantial research and development expense for prototype or development stage products as we qualify the products for production.

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

We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse effect on our business, revenue and operating results.

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

A number of our customers do not have alternative sources for our semiconductor solutions and depend on us as the sole supplier or as one of a limited number of suppliers for these products. Since we outsource our manufacturing to third- party contractors, our ability to deliver our products is substantially dependent on the ability and willingness of our third- party contractors to perform, which is largely outside our control. A failure to deliver our products in sufficient quantities or at all to our customers that depend on us as a sole supplier or as one of a limited number of suppliers may be detrimental to their business and, as a result, our relationship with the customer would be negatively impacted. If we are unable to maintain our relationships with these customers after such failure, our business and financial results may be harmed.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Avago Technologies Ltd., Broadcom Corporation, GigOptix, Inc., Integrated Device Technology, Inc., M/A-COM Technology Solutions Inc., Maxlinear, Inc., Microsemi Corporation, Montage Technology Group Limited, PMC-Sierra, Inc., Qorvo, Inc., Semtech Corp. and Texas Instruments Incorporated as well as other analog signal processing companies. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Effective protection of our intellectual property rights may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time. A failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. We cannot guarantee that:

●	any of our present or future patents or patent claims will not lapse or be invalidated, circumvented, challenged or abandoned;

●	our intellectual property rights will provide competitive advantages to us;

●	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

●	any of our pending or future patent applications will be issued or have the coverage originally sought;

●	our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;

●

any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned; or

●	we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments.

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

We also rely on contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures designed to protect our trade secrets. We cannot be sure that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts.

In addition, we have a number of third-party patent and intellectual property license agreements. Some of these license agreements require us to make one-time payments or ongoing royalty payments. We cannot guarantee that the third- party patents and technology we license will not be licensed to our competitors or others in the semiconductor industry. In the future, we may need to obtain additional licenses, renew existing license agreements or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all.

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

In 2015, we derived 78% of our total revenue from sales by our direct sales team and third-party sales representatives and approximately 22% of our sales were made through third-party distributors. In 2014 and 2013, we derived 84% of our total revenue from sales by our direct sales team and third-party sales representatives. In addition, in 2014 and 2013, approximately 16% of our sales were made through third- party distributors, respectively. Two of our distributors, which sell solely to Micron, accounted for 11% our total revenue in 2013. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third- party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

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

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of certain key personnel, including Dr. Loi Nguyen, one of our founders and our Senior Vice President of Optical Interconnect. Changes in our management team could negatively affect our operations and our relationships with our customers, employees and market leaders. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

We may acquire other businesses, form joint ventures or make investments in other companies or technologies that disrupt our business, be difficult to integrate, impair our operating results, dilute our stockholders’ ownership, increase our debt, divert management resources or cause us to incur significant expense.

As part of our business strategy, we have pursued and may continue to pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements that we believe will complement our business, semiconductor solutions or technologies. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, including:

●	difficulty in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company or business;

●	realizing the anticipated benefits of any acquisition;

●	difficulty in transitioning and supporting customers, if any, of the target company;

●	diversion of financial and management resources from existing operations;

●

the risk that the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

●	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired products;

●	inability to generate sufficient revenue to offset acquisition costs;

●	dilutive effect on our stock as a result of any equity-based acquisitions;

●	inability to successfully complete transactions with a suitable acquisition candidate; and

●	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements.

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments, which could harm our financial results. As a result, if we fail to properly evaluate acquisitions or investments, it may impair our ability to achieve the anticipated benefits of any such acquisitions or investments, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

To finance any acquisitions or investments, we may choose to issue shares of our common stock or convertible debt as consideration, which could dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. In addition, newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. Additional funds may not be available on terms that are favorable to us, or at all.

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

We continue to expand our international presence to take advantage of the opportunity to recruit additional engineering design talent, as well as to more closely align our operations geographically with our customers and suppliers in Asia. In certain international jurisdictions, we have also entered into agreements with local governments to provide us with, among other things, favorable local tax rates if certain minimum criteria are met. These agreements may require us to meet several requirements as to investment, headcount and activities to retain this status. We currently believe that we will be able to meet all the terms and conditions specified in these agreements. However, if adverse changes in the economy or changes in technology affect international demand for our products in an unforeseen manner or if we fail to otherwise meet the conditions of the local agreements, we may be subject to additional taxes, which in turn would increase our costs.

Changes in our effective tax rate may harm our results of operations. A number of factors may increase our future effective tax rates, including:

●	the jurisdictions in which profits are determined to be earned and taxed;

●	the resolution of issues arising from tax audits with various tax authorities;

●	changes in the measurement of our deferred tax assets and liabilities and in deferred tax valuation allowances;

●	changes in the value of assets or services transferred or provided from one jurisdiction to another;

●	adjustments to income taxes upon finalization of various tax returns;

●	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

●	changes in available tax credits;

●	changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and

●	a decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

We are subject to regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, which are costly to comply with, and our failure to comply with these requirements could harm our business and operating results.

As a public company, we incur significant legal, accounting and other expenses related to compliance with laws such as Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 requires that our management report on, and our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. Section 404 compliance has in the past diverted, and may continue to divert, internal resources, and require a significant amount of time and effort. If we fail to comply with Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective, we could be subject to sanctions or investigations by The New York Stock Exchange, or NYSE, the Securities and Exchange Commission, or the SEC, or other regulatory authorities.

Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our convertible senior notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.

We have substantial existing indebtedness. In December 2015, we issued $230.0 million aggregate principal amount of convertible senior notes. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and

•	we may elect to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand.

Our ability to meet our payment obligations under our convertible notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

Risks Related to the Cortina Acquisition

We may not realize the anticipated benefits of our acquisition of Cortina, which in turn could harm our business and operating results.

We may not achieve all of the anticipated benefits of our acquisition of Cortina’s high-speed interconnect and optical transport business due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the loss of key Cortina employees, and the use of resources that are needed in other parts of our business. Finally, the acquisition could result in significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities. For example, during the year ended December 31, 2015, we abandoned a project related to in-process research and development and recorded an impairment charge of $1.8 million. We may incur additional charges, expenses and costs in the future, which may in turn have a material adverse effect on our results of operations.

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

Cortina’s high-speed interconnect and optical transport business has historically relied on a number of distributors, in particular Arrow Electronics, Inc. and Dragon Technology Distribution (HK) Limited, to help generate customer demand, provide technical support and other value-added services to its customers, fill customer orders and stock its products. These distributors do not sell those products exclusively, and to the extent they choose to emphasize a competitor’s products over our products, our results of operations could be harmed. Our contracts with these distributors may be terminated by either party with notice. Our distributors are located all over the world, and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could potentially affect our distributors’ operations. Further, our distributors have contractual rights to return unsold inventory to us, and, if this were to happen, we could incur significant cost in finding alternative sales channels for these products or through write-offs. Any adverse condition experienced by our distributors could negatively impact their level of support for our products or the rate at which they make payments to us and, consequently, could harm our results of operations. We rely on accurate and timely sales reports from our distributors in order for our financial results to represent the actual sales that our distributors make for us in any given period. Any inaccuracies or delays in these reports could negatively affect our ability to produce accurate and timely financial reports and to recognize revenue. We also rely on distributors for sales forecasts, and any inaccuracies in such forecasts could impair the accuracy of our projections and planned operations.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments, which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $106.4 million in 2015, $70.9 million in 2014 and $50.5 million in 2013. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot be sure that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

●	changes in political, regulatory, legal or economic conditions;

●

restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties and quotas and customs duties and tariffs;

●	disruptions of capital and trading markets;

●	changes in import or export requirements;

●	transportation delays;

●	civil disturbances or political instability;

●	geopolitical turmoil, including terrorism, war or political or military coups;

●	public health emergencies;

●	differing employment practices and labor standards;

●	limitations on our ability under local laws to protect our intellectual property;

●	local business and cultural factors that differ from our customary standards and practices;

●	nationalization and expropriation;

●	changes in tax or intellectual property laws;

●	currency fluctuations relating to our international operating activities; and

●	difficulty in obtaining distribution and support.

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

We are also subject to export control laws, regulations and requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with the Export Administration Regulations and the International Traffic in Arms Regulations. We may not be successful in obtaining the necessary export licenses in all instances. Any limitation on our ability to export or sell our products imposed by these laws would adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. While we are not aware of any other current or proposed export or import regulations which would materially restrict our ability to sell our products in countries such as China, Japan, Korea, Singapore or Taiwan, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected. In addition, we are subject to economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. Violations of these trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We are also subject to risks associated with compliance with applicable anti-corruption laws, including the Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage, or directing business to another, and requires public companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, companies may be held liable for actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA or similar laws, governmental authorities in the United States and elsewhere could seek to impose civil and criminal fines and penalties which could have a material adverse effect on our business, results of operations and financial condition.

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted new disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. Those new rules, which required reporting starting in 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.

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

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our Common Stock

The trading price and volume of our common stock is subject to price volatility. This volatility may affect the price at which our common stock is sold.

The trading price of our common stock has experienced wide fluctuations. For example since our initial public offering through December 31, 2015, the closing price of our common stock has ranged from $7.20 to $32.32. Volatility in the market price of our common stock may occur in the future in response to many risk factors listed or incorporated by reference in this offering memorandum and others beyond our control, including but not limited to:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	changes in the economic performance or market valuations of other companies that provide high-speed analog semiconductor solutions;

●	loss of a significant amount of existing business;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

●	issuance of new or updated research or reports by securities analysts;

●	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

●	regulatory developments in our target markets affecting us, our customers or our competitors;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	sales or expected sales of additional common stock or equity or equity-linked securities;

●	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

●	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. Each of these factors, among others, could harm the value of our common stock.

Due to the nature of our compensation program, our executive officers can sell shares of our common stock, often pursuant to trading plans established under Rule 10b5-1 of the Exchange Act, and certain of our executive officers currently have 10b5-1 trading plans in place. As a result, sales of common stock by our executive officers may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nonetheless, the market price of our common stock may be affected by sales of shares by our executive officers.

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

We believe that our existing cash and cash equivalents, investments in marketable securities, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 to 18 months. We operate in an industry, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

●	invest in our research and development efforts by hiring additional technical and other personnel;

●	expand our operating infrastructure;

●	acquire complementary businesses, products, services or technologies; or

●	otherwise pursue our strategic plans and respond to competitive pressures.

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

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable, which could also reduce the market price of our common stock.

Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

●	the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors;

●	the classification of our board of directors so that only a portion of our directors are elected each year, with each director serving a three-year term;

●	the requirement for advance notice for nominations for election to our board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

●

the ability of our board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with rights set by our board of directors, which rights could be senior to those of common stock;

●

the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent;

●	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent; and

●

designating the state and federal courts located within the State of Delaware as the exclusive forums for derivative actions, claims of breach of fiduciary duty by any director, officer or other employee, claims arising pursuant to any provisions of the Delaware General Corporation Law and claims governed by the internal affairs doctrine.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price of our common stock being lower than they would without these provisions.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on an investment in our stock will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that our common stock will appreciate in value.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease 57,914 square feet of office space in Santa Clara, California which currently serves as our principal executive office, which will expire on August 17, 2019. We also lease 40,522 square feet of office space in Westlake Village, California under a lease that will expire on December 31, 2017. Our Singapore subsidiary currently leases 6,374 square feet of office space in Singapore under a lease that expires on April 30, 2017. Our United Kingdom subsidiary currently leases office space in Northamptonshire, England under a lease that expires on March 30, 2016. We also occupy space in Folsom, California, consisting of 7,532 square feet under a lease that expires on November 30, 2020, and space in Raleigh, North Carolina, consisting of 15,440 square feet under a lease that expires on March 31, 2017. Our Canada subsidiary currently leases 13,951 square feet in Ottawa, Canada under a lease that expires on October 31, 2016. We believe that current facilities, are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 16 of Notes to Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data”.

Item 3.	Legal Proceedings –

We are currently a party to the following legal proceedings:

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California, or the Court, asserting that we infringe U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that we infringe U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that our iMB™ and certain other memory module components infringe the patents-in-suit. We answered the amended complaint on February 11, 2010 and asserted that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. In 2010, we filed inter partes requests for reexamination with the United States Patent and Trademark Office (the “USPTO”), asserting that the patents-in-suit are invalid. As a result of the proceedings at the USPTO, the Court has stayed the litigation, with the parties advising the Court on status every 120 days.

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that were alleged to infringe, and at present, the USPTO has determined that none of the originally filed claims are valid, with certain amended claims being determined patentable. It is expected that a Reexamination Certificate will issue for U.S. Patent No. 7,532,537 based upon amended claims, and the parties continue to assert their respective positions with respect to the reexamination proceedings for U.S. Patent Nos. 7,619,912 and 7,636,274.

While we intend to defend the foregoing USPTO proceedings and lawsuit vigorously, the USPTO proceedings and litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect our business.

Based on the nature of USPTO proceedings and litigation, we are currently unable to predict the final outcome of this lawsuit and therefore, cannot determine the likelihood of loss nor estimate a range of possible loss. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

Other Litigation Matters

In March 2015, we settled a patent dispute involving Cortina and Vitesse Semiconductor Corporation (Vitesse). The patent dispute involved a certain patent family owned by Vitesse associated with error correction. We paid Vitesse $750,000 to resolve the dispute. Based on the Agreement and Plan of Merger dated July 30, 2014, as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014, we were indemnified for this settlement arising from this claim, up to an amount of $750,000.

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

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “IPHI”. The following table sets forth the range of high and low sales prices for our common stock in each quarter:

2015	Low	High
Fourth Quarter	$22.83	$32.32
Third Quarter	20.30	25.99
Second Quarter	17.27	27.11
First Quarter	17.05	21.33

2014	Low	High
Fourth Quarter	$12.41	$19.14
Third Quarter	12.57	17.17
Second Quarter	13.49	16.35
First Quarter	10.87	16.56

As of February 25, 2016, we had approximately 60 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on November 11, 2010 (the day of our initial public offering) in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on November 11, 2010 and ending on December 31, 2015. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with Part II, “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2015 and 2014, and the selected statements of operations data for each of the years ended December 31, 2015, 2014, and 2013 have been derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2013, 2012 and 2011 and the selected statements of operations data for the years ended December 31, 2012 and 2011 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue(1)	$246,616	$156,142	$102,664	$91,206	$79,297
Cost of revenue(1) (2)	98,294	70,488	37,095	32,684	28,687
Gross profit	148,322	85,654	65,569	58,522	50,610

Operating expense:
Research and development(1) (2)	106,444	70,863	50,516	40,102	28,565
Sales and marketing(1) (2)	26,563	20,003	15,741	14,052	12,700
General and administrative(1) (2)	20,322	16,153	11,614	12,300	9,141
Total operating expense	153,329	107,019	77,871	66,454	50,406
Income (loss) from operations	(5,007)	(21,365)	(12,302)	(7,932)	204
Interest expense	(783)	—	—	—	—
Other income	221	495	876	914	509
Income (loss) before income taxes	(5,569)	(20,870)	(11,426)	(7,018)	713
Provision (benefit) for income taxes(3)	7,982	1,738	1,752	13,673	(1,218)
Net income (loss)	$(13,551)	$(22,608)	$(13,178)	$(20,691)	$1,931
Earnings per share:
Basic	$(0.35)	$(0.69)	$(0.45)	$(0.73)	$0.07
Diluted	$(0.35)	$(0.69)	$(0.45)	$(0.73)	$0.07
Weighted-average shares used in computing earnings per share:
Basic	38,580,330	32,707,868	29,493,005	28,378,680	26,799,237
Diluted	38,580,330	32,707,868	29,493,005	28,378,680	29,367,423

(1)

On October 3, 2014, we completed the acquisition of Cortina, including its high-speed interconnect and optical transport product lines for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. The results of operations of Cortina and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from the acquisition date. This acquisition resulted in a significant change in our statement of operations in 2015 and 2014 which includes:

(i) Charge to cost of goods sold resulting from the step-up inventory acquired from Cortina; and

(ii) Charge to cost of goods sold and operating expenses from amortization of acquired intangibles

Footnotes continued on the following page.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$283,044	$30,366	$31,667	$30,161	$29,696
Investments in marketable securities	43,616	38,908	90,890	91,107	89,283
Working capital	344,897	108,623	129,013	131,310	129,395
Total assets	505,046	278,459	182,342	170,074	172,628
Long-term convertible debt	171,701	—	—	—	—
Other liabilities	42,675	39,285	22,949	17,109	14,224
Total stockholders’ equity	290,670	239,174	159,393	152,965	158,404

Footnotes continued from the prior page.

(2)	Stock-based compensation expense is included in our results of operations as follows:

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Operating expenses:
Cost of revenue	$1,471	$1,260	$1,086	$726	$315
Research and development	16,904	12,420	8,586	5,833	3,214
Sales and marketing	4,445	4,079	3,204	2,660	2,054
General and administrative	5,473	4,701	4,102	3,240	1,609

(3)	The provision for income taxes for the year ended December 31, 2012 included the establishment of valuation allowance against deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs, our operating capital expenditures and requirements and our needs for additional financing and potential consequences thereof, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, our expectations regarding competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. We often refer to our business as covering various data transport segments from “fiber to memory”. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market. We have a wide range product portfolio with many products sold in communication and datacenter markets as of December 31, 2015. We have ongoing, informal collaborative discussions with industry and technology leaders such as AMD, Cisco, ARM Ltd., Ciena, Cisco, Dell Incorporated, Huawei, Intel, Juniper, Micron, Nokia, Neophotonics, Samsung, SK Hynix and other data center companies to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications and computing systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

The recent history of our product development and sales and marketing efforts is as follows:

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

•

In 2013, we introduced the second generation 100G CMOS SerDes gearbox integrated circuit, or GB IC, for data center, enterprise and service provider line cards. The new GB IC with Tri-rate™ foundation is designed to enable seamless support of 10G, 40G and 100G Ethernet and optical transport network on a single line card. We also began shipping an improved version of iMB™ which delivers up to 35% improvement in LRDIMM bandwidth for 768GB memory capacities and 40% improvement in memory bandwidth for servers up to 512GB memory capacities. We also introduced the next generation high speed memory interface product, DDR4 register for the computing market. We also began shipping the industry’s first quad linear driver designed for linear transmitters to enable next-generation 100G/400G coherent systems to address the need for higher speed, higher performance networking infrastructure.

●

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

●

In 2015, we started sampling a new product in our 45GBaud Linear Coherent Product Family, IN4518SZ. The IN4518SZ is a quad linear differential to single-ended Mach-Zehnder Modulator Driver, pin-compatible with the linear driver IN3214SZ, for 200G coherent Optical interconnect applications. The IN4518SZ extends the reach of 200G coherent for long haul applications and enables one set of hardware to serve multiple segments in the long haul and metro markets. We also announced the availability of the industry’s first, highly integrated, lowest power 4-level Pulse Amplitude Modulation (PAM4) chipset solutions for intra-data center and inter-data center cloud interconnects. It’s a family of PAM4 PHY ICs for 40G (IN014020-XL), 50G (IN015050-SF), 100G (IN015025-CA), 400G (IN015025-CD) and a companion linear TIA (IN2860TA) that will enable platform solutions for multi-rate PAM4 interconnects. We also started sampling the second generation DDR4 registering clock driver and data buffer and IN3217SZ, a quad linear differential to single-ended Mach-Zehnder Modulator Driver in a Surface Mount Technology (SMT) package. The new SMT quad linear driver extends the product portfolio by utilizing cost effective packaging for higher volume 100G/200G coherent long haul and metro optical interconnect applications.

Our products are designed into systems sold by OEMs, including Ciena, Cisco, Dell, EMC, H3C, HP, IBM, Juniper, Nokia and Oracle. We believe we are one of a limited number of suppliers to these OEMs for the types of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, original design manufacturers, or ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2015, we sold our products to more than 160 customers. A significant portion of our revenue has been generated by a limited number of customers. We believe that sales to Cisco, directly and indirectly through subcontractors, accounted for approximately 13% of our total revenue for the year ended December 31, 2015. Sales to Samsung, including its subcontractors, accounted for 18% and 20% of our total revenue for the years ended December 31, 2014 and 2013, respectively. Sales directly and through distributors to Micron accounted for 11% of our total revenue for the year ended December 31, 2013. In addition, sales to SK Hynix, including its subcontractor, accounted for 16% of our total revenue for the year ended December 31, 2013. Substantially all of our sales to date, including our sales to Samsung, Micron and SK Hynix, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 200 million high-speed analog semiconductors. Our total revenue increased to $246.6 million and $156.1 million for the years ended December 31, 2015 and 2014. The increase in revenue was partially due to the acquisition of Cortina Systems as of October 3, 2014. As of December 31, 2015, our accumulated deficit was $102.7 million.

Sales to customers in Asia accounted for 68%, 71% and 71% of our total revenue in 2015, 2014 and 2013, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end users outside Asia.

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

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2015, compared to the year ended December 31, 2014, we delivered the following financial performance. The financial results for the years ended December 31, 2015 and 2014, include the results of operations of Cortina from the acquisition date and the effect of purchase price accounting.

●	Total revenues increased by $90.5 million, or 58%, to $246.6 million.
●	Gross profit as a percentage of revenue increased from 55% to 60%.
●	Total operating expenses increased by $46.3 million, or 43%, to $153.3 million.
●	Loss from operations decreased by $16.4 million, to loss of $5.0 million.
●	Provision for income taxes increased by $6.2 million.
●	Diluted loss per share decreased by $0.34, to ($0.35).

The increase in our revenue for the year ended December 31, 2015 was a result of inclusion of revenue from the October 4, 2014 acquisition of Cortina, as well as increase in consumption of our dual linear TIAs, quad linear driver products and iPHY products.

The increase in gross margin was due to increase in sale of high margin products as discussed above, lower amortization of inventory fair value step-up related to the acquired Cortina inventories for the year ended December 31 2015 as compared to year ended December 31, 2014, offset by increase in amortization of acquired intangibles..

Total operating expenses increased due primarily to an increase in headcount from the Cortina acquisition and stock-based compensation. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From December 31, 2014 to December 31, 2015, we hired 25 new employees, primarily in the engineering department. In addition, the acquisition of Cortina added 137 employees. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business. Our diluted loss per share decreased primarily due to increase in revenue, partially offset by increase in operating expenses and provision for income taxes.

In December 2015, we issued $230 million aggregate principal amount of 1.125% Convertible Senior Notes due 2020. The net proceeds from this offering were approximately $223.6 million, after deducting initial purchasers’ discount and commissions and debt offering expenses. The net proceeds were partially used to purchase the capped call options of $17.8 million. We intend to use the remainder of the net proceeds for general corporate purposes including financing potential acquisitions and other strategic transactions. However, we currently have no commitments with respect to any such acquisitions or other strategic transactions.

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

Approximately 22% of our sales were made through third-party distributors in 2015. Sales to distributors are included in deferred revenue and we include the related costs in inventory until sales and delivery to the end customers occurs. Distributor arrangements, allow for limited price protection and rights of stock rotation on product unsold by the distributors. The price protection rights allow distributors the right to a credit in the event of declines in the price of our product that they hold prior to the sale to a specific end customer. In the event that we reduce the selling price of products held by distributors, deferred revenue related to distributors with price protection rights is reduced upon notification to the customer of the price change. Additionally, distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. We estimate the extent of these distributor price discounts at each reporting period to reduce accounts receivable and deferred revenue, but we do not issue these discounts to the distributor until the inventory is sold to the distributors' customers. Revenue recognition on product sales through distributors is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data prior to the release of our consolidated financial statements regarding the product, price, quantity and end customer when products are resold, as well as the quantities of our products they still have in stock.

We recognize revenue from the sales and licensing of certain intellectual properties when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured.

Occasionally, we enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services.

We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. Our policy is to record an allowance for doubtful accounts based on specific collection issues we have identified, aging of underlying receivables and historical experience of uncollectible balances. As of December 31, 2015 and 2014, our allowance for doubtful accounts was $165,000.

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

Inventory Valuation

We value our inventory, which includes materials, labor and overhead, at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We periodically write-down our inventory to the lower of cost or market based on our estimates that consider historical usage and future demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. The calculation of our inventory valuation requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence that may turn out to be inaccurate. Inventory valuation reserves were $4,608,000 and $1,949,000 as of December 31, 2015 and 2014, respectively. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor both a specific and general accrual for the related warranty expense based on specific circumstances and general historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2015 and 2014 was $110,000.

On November 3, 2014, we received a claim notification from an insurance company asserting a claim of approximately $4,000,000 for field installation repair and replacement costs incurred by a customer in 2011. We believe that we had fulfilled our contractual obligation to provide warranty repair and replacement, but referred the matter to our insurance carrier at the request of the insurance company. As of December 31, 2015, we believe the liability under this claim is not probable. Nevertheless, resolutions of third-party claims are inherently uncertain and as such, an unfavorable outcome could ultimately impact our business, cash flow and results of operations.

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

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (a) any future declines in our operating results, (b) a decline in the valuation of technology company stocks, including the valuation of our common stock, (c) a further significant slowdown in the worldwide economy or the semiconductor industry, (d) any failure to meet the performance projections included in our forecasts of future operating results or (e) the abandonment of any of our acquired in-process research and development projects. We evaluate goodwill and purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Significant management judgment is required in performing periodic impairment tests. The testing for a potential impairment of goodwill involves a two-step process. The first step involves comparing the estimated fair values of our reporting unit with the book values, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets such as our technology, customer relationships, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. The acquisition of Cortina on October 3, 2014 increased our goodwill and identifiable intangible assets by $3,279,000 and $82,410,000, respectively. See note 2 to the notes to our consolidated financial statements. There was no evidence of impairment based on the annual impairment testing for the year ended December 31, 2015.

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

We have valuation allowance against deferred tax assets for the years ended December 31, 2015, 2014 and 2013. The decision to establish the valuation allowance in 2012 was due to negative evidence that includes our cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences and the passage of new California tax law requiring use of single sales factor which reduces the amount of California taxable income starting 2013.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. In 2011, we began to ship in production volume a new “ultra-low voltage” version of our integrated PLL and register buffer, which is shipping in the form of product number INSSTE32882UV-GS02, or the GS02UV product. Sales of the GS02UV product comprised 15%, 39% and 45% of our total revenue in 2014, 2013 and 2012, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear TIA, which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 10% and 14% of our total revenue in 2013 and 2012, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 14% of our total revenue in 2015 and 2014. In 2016, we expect that revenue from sales of IN3250TA-SO2D will be significant.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
China	$82,789	$54,312	$23,039
United States	41,185	22,918	22,389
Thailand	25,123	7,924	1,143
Korea	9,510	10,123	21,818
Other	88,009	60,865	34,275
	$246,616	$156,142	$102,664

In 2013, we were shipping products to a customer in Korea. However, in 2014, this customer requested to ship majority of the products to their facility in China, which resulted in a significant shift in revenue between China and Korea. In addition, the increase in shipments to China was due to revenue generated from Cortina during the fourth quarter of 2014 and year ended December 31, 2015.

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

Research and development. Research and development expense includes personnel-related expenses, including salaries, stock-based compensation and employee benefits. It also includes pre-production engineering mask costs, software license expenses, prototype wafer, packaging and test costs, design and development costs, testing and evaluation costs, third-party fees paid to consultants, depreciation expense, allocated facilities costs and other indirect costs. All research and development costs are expensed as incurred. We enter into development agreements with some of our customers. Recoveries from nonrecurring engineering services related to early stage technology are recorded as an offset to product development expense incurred in support of this effort and serve as a mechanism to partially recover development expenditures. These reimbursements are recognized upon completion and acceptance by the customer of contract deliverables or milestones. We expect research and development expense to increase in absolute dollars as we continue to invest resources to develop more products and enhance our existing product portfolio.

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

Provision (benefit) for income taxes. For the year ended December 31, 2013, we recorded provision for income taxes of $1.8 million, which reflects an effective tax rate of 15%. The effective tax rate of 15% differs from the statutory rate of 34% primarily due to the an increase in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits and recognition of research and development credits. For the year ended December 31, 2014, we recorded provision for income taxes of $1.7 million, which reflects an effective tax rate of 8%. The effective tax rate of 8% differs from the statutory rate of 34% primarily due to increase in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, transaction cost adjustment and recognition of research and development credits. For the year ended December 31, 2015, we recorded provision for income taxes of $8.0 million, which reflects an effective tax rate of (143%). The effective tax rate of (143%) differs from the statutory rate of 34% primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, taxation of Subpart F income, and recognition of research and development credits.

The following table sets forth a summary of our statement of operations for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total revenue	$246,616	$156,142	$102,664
Cost of revenue	98,294	70,488	37,095
Gross profit	148,322	85,654	65,569
Operating expense:
Research and development	106,444	70,863	50,516
Sales and marketing	26,563	20,003	15,741
General and administrative	20,322	16,153	11,614
Total operating expenses	153,329	107,019	77,871
Loss from operations	(5,007)	(21,365)	(12,302)
Interest expense	(783)	—	—
Other income	221	495	876
Loss before income taxes	(5,569)	(20,870)	(11,426)
Provision for income taxes	7,982	1,738	1,752
Net loss	$(13,551)	$(22,608)	$(13,178)

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Year Ended December 31,
	2015	2014	2013
Total revenue	100%	100%	100%
Cost of revenue	40	45	36
Gross profit	60	55	64
Operating expense:
Research and development	43	45	49
Sales and marketing	11	13	16
General and administrative	8	10	11
Total operating expenses	62	68	76
Loss from operations	(2)	(13)	(12)
Interest expense	—	—	—
Other income	—	—	1
Loss before income taxes	(2)	(13)	(11)
Provision for income taxes	3	1	2
Net loss	(5)%	(14)%	(13)%

 Comparison of the Years Ended December 31, 2015, 2014 and 2013

Revenue

				Change
	Year Ended December 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Total revenue	$246,616	$156,142	$102,664	$90,474	58%	$53,478	52%

Total revenue for the year ended December 31, 2015 increased by $90.5 million due to a year over year increase in average selling price of 46% and an increase in the number of units sold of 8%. The increases in average selling price and number of units sold was due to product mix, mainly from sales of our higher priced products including dual linear TIA, quad linear driver products, iPHY products, and high-speed interconnect and optical transport products from the Cortina acquisition.

Total revenue for the year ended December 31, 2014 increased by $53.5 million due to a year over year increase in average selling price of 63%, partially offset by a decrease in the number of units sold of 7%. The increase in average selling price was due to product mix, mainly from sales of our higher priced products including dual linear TIA, quad linear driver products, iMB™, high-speed interconnect and optical transport products. For the year ended December 31, 2014, the number of units sold decreased by 7% mainly from decrease in consumption of our other high speed memory interface products. We believe the reduction in the unit consumption of high speed memory is the natural result of migration to higher capacity DiMM cards at economic prices made possible in part by the availability of higher capacity DRAM at economic prices. In effect, a requirement for the same or more memory capacity can now be placed on a single card, thereby naturally absorbing the same or more aggregate memory requirement into a smaller number of cards.

Cost of Revenue and Gross Profit

				Change
	Year Ended December 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$98,294	$70,488	$37,095	$27,806	39%	$33,393	90%
Gross profit	148,322	85,654	65,569	62,668	73%	20,085	31%
Gross profit as a percentage of revenue	60%	55%	64%	—	5%	—	(9% )

Cost of revenue and gross profit for the year ended December 31, 2015 increased by $27.8 million and $62.7 million, respectively, compared to the prior year primarily due to increase in revenue from sales our dual linear TIA, quad linear driver products, iPHY products and high-speed interconnect and optical transport products which generated higher margin, amortization of inventory step-up related to the acquired Cortina inventories and amortization of acquired intangibles. Gross profit as a percentage of revenue increased due to sale of high margin products as discussed above and lower amortization of inventory fair value step-up related to the acquired Cortina inventories of $4.0 million, offset by increase of amortization of acquired intangibles by $8.6 million.

Cost of revenue and gross profit for the year ended December 31, 2014 increased by $33.4 million and $20.1 million, respectively, compared to the prior year primarily due to increase in revenue from sales our dual linear TIA, quad linear driver products, iMB™, high-speed interconnect and optical transport products which generated higher margin. Gross profit as a percentage of revenue decreased due to the amortization of inventory fair value step-up related to the acquired Cortina inventories sold during the fourth quarter of 2014 and amortization of the acquired intangibles.

Research and Development

				Change
	Year Ended December 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$106,444	$70,863	$50,516	$35,581	50%	$20,347	40%

Research and development expense for the year ended December 31, 2015 increased by $35.6 million due to the increase in research and development headcount from new employees hired in 2015 and as a result of the acquisition of Cortina, which resulted in a $18.5 million and $4.5 million increase in personnel costs and stock-based compensation expense, respectively. CAD software tool license expense increased by $4.5 million, primarily due to an increase in headcount and engineering activities. In addition, external test services, pre-production engineering mask costs and laboratory supplies increased by $1.4 million. We abandoned the project related to in-process research and development costs which resulted in an impairment charge of $1.8 million. Depreciation and allocated expenses increased by $5.4 million, primarily, due to an increase in equipment and research and development activities. The increases were partially offset by decrease in third-party consultants by $0.9 million due to increase in employees. The increase in research and development expense was primarily driven by acquisition of Cortina and our strategy to continue to expand our product offerings and enhance our existing products.

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

Sales and Marketing

				Change
	Year Ended December 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$26,563	$20,003	$15,741	$6,560	33%	$4,262	27%

Sales and marketing expense for the year ended December 31, 2015 increased by $6.6 million, primarily due to an increase in personnel costs, including stock-based compensation expense of $3.8 million, to support increasing sales activities from new developed products and from the Cortina acquisition. Commission expense increased by $1.7 million due to higher compensation and higher revenue. In addition, amortization of intangible related to Cortina acquisition increased by $0.6 million.

Sales and marketing expense for the year ended December 31, 2014 increased by $4.3 million, primarily due to an increase in personnel costs, including stock-based compensation expense of $3.2 million, to support increasing sales activities from new developed products and from the Cortina acquisition.

General and Administrative

				Change
	Year Ended December 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$20,322	$16,153	$11,614	$4,169	26%	$4,539	39%

General and administrative expenses for the year ended December 31, 2015 increased primarily due to personnel costs and stock-based compensation expense increased by $2.1 million due to new hires from Cortina and stock grants awarded. Amortization of intangibles and accounting and consultant fees increased by $0.3 million and $0.5 million due to the Cortina acquisition. In addition, we incurred a loss of $0.5 million from the disposal of certain property and equipment from the Cortina acquisition.

General and administrative expenses for the year ended December 31, 2014 increased primarily due to increase in outside legal fees of $1.8 million in connection with the acquisition of Cortina. In addition, personnel costs and stock-based compensation expense increased by $1.6 million due to new hires from Cortina and stock grants awarded in 2014.

Provision for Income Taxes

				Change
	Year Ended December 31,			2015		2014
	2015	2014	2013	Amount	%	Amount	%
	(dollars in thousands)
Provision for income taxes	$7,982	$1,738	$1,752	$6,244	359%	$(14)	—

For the year ended December 31, 2015, we recorded provision for income taxes of $8.0 million, which reflects an effective tax rate of (143%). The effective tax rate of (143%) differs from the statutory rate of 34% primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, taxation of Subpart F income and recognition of research and development credits.

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

We operate under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon our meeting certain employment, activities and investment thresholds. As of December 31, 2015, we believe we met all the thresholds. There was no impact of the Singapore tax holiday on our Singapore taxes in 2015, 2014 and 2013. The benefit of tax holidays has no material impact on diluted earnings per share.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents and investments in marketable securities of $326.7 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015, we issued convertible debt, which resulted in an increase in cash and cash equivalents. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the timing of shipments and payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$68,238	$8,386	$18,658
Net cash used in investing activities	(23,871)	(11,744)	(20,098)
Net cash provided by financing activities	208,311	2,057	2,946
Net increase (decrease) in cash and cash equivalents	$252,678	$(1,301)	$1,506

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2015 primarily reflected depreciation and amortization of $26.9 million, stock-based compensation of $28.3 million, loss on disposal and abandonment of property and equipment of $1.9 million, impairment of in-process research and development of $1.8 million, amortization of deferred tax charge of $0.9 million, amortization of premiums on marketable securities of $0.5 million, accretion of convertible debt of $0.6 million, decreases in accounts receivable by $6.5 million, inventories of $8.8 million, prepaid expenses and other assets of $2.2 million, change in income tax payable/receivable by $6.4 million, increase in accrued expenses by $3.4 million offset by net loss of $13.6 million, excess tax benefit related to stock-based compensation of $4.3 million and decrease in other liabilities of $1.4 million. Our accounts receivable decreased due to collections from customers. Our inventories decreased due to shipments to customers and amortization of fair value step-up on Cortina inventories. Our prepaid expenses and other current assets decreased due to settlement of a non-trade receivable. Our accrued expenses increased due to accrual of employee related expenses. Other liabilities decreased due to deposits received from customers used in 2015 and decrease in deferred rent on building leases.

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

Net Cash Used in Investing Activities

In 2015, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $21.9 million, purchases of property and equipment of $16.6 million, mainly for laboratory, production and computer equipment and software and purchase of minority interest in an early stage private company for $2.0 million offset by sales and maturities of marketable securities of $16.5 million.

In 2014, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $38.6 million, acquisition of Cortina of $35.3 million, net of cash acquired, purchases of property and equipment of $21.2 million, mainly for laboratory, production and computer equipment and leasehold improvements for our offices, purchase of minority interest in an early stage private company for $5.0 million and purchase of patents for $1.6 million offset by sales and maturities of marketable securities of $89.9 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2015, consisted primarily of net proceeds from issuance of convertible debt of $224 million, proceeds from the exercise of stock options and employee stock purchase plan of $10.7 million and excess tax benefit related to stock-based compensation of $4.3 million. This was offset, in part, by the purchase of capped call options related to convertible debt issued of $17.8 million and minimum tax withholding paid on behalf of employees for net share settlement of $12.9 million.

Net cash provided by financing activities in 2014, consisted primarily of proceeds from the exercise of stock options and employee stock purchase plan of $7.0 million. This was offset, in part, by the minimum tax withholding paid on behalf of employees for net share settlement of $5.0 million.

Net cash provided by financing activities in 2013, consisted primarily of proceeds from the exercise of stock options and employee stock purchase plan of $5.1 million. This was offset, in part, by the minimum tax withholding paid on behalf of employees for net share settlement of $2.2 million.

Operating and Capital Expenditure Requirements

Our principal source of liquidity as of December 31, 2015 consisted of $326.7 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2015:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible debt	$230,000	—	—	$230,000	—
Operating lease obligations	23,093	14,660	6,551	1,882	—

As of December 31, 2015, we recorded a liability for our uncertain tax position of $7.0 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2015, the total value of open purchase orders for wafers was approximately $5.3 million.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $326.7 and $69.3 million at December 31, 2015 and December 31, 2014, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2015 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, government agency bonds and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2015, the impact on the fair value of these securities or our cash flows or income would not be material.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of December 31, 2015, we had outstanding debt of $230 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Our cash and cash equivalents and investment in marketable securities at December 31, 2015 consisted of $297.4 million held domestically, with the remaining balance of $29.3 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

Foreign Currency Risk

To date, our international customer and vendor agreements have been denominated almost exclusively in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and currently enter into immaterial foreign currency hedging transactions.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Inphi Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

February 29, 2016

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$283,044	$30,366
Investments in marketable securities	43,616	38,908
Accounts receivable, net	30,418	36,914
Inventories	17,828	26,650
Deferred tax assets	—	678
Income tax receivable	327	204
Prepaid expenses and other current assets	3,642	6,779
Total current assets	378,875	140,499
Property and equipment, net	36,280	35,498
Goodwill	9,154	9,154
Identifiable intangible assets, net	66,289	80,773
Deferred tax charge	2,322	3,261
Other assets, net	12,126	9,274
Total assets	$505,046	$278,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,389	$7,884
Deferred revenue	6,667	7,110
Accrued employee expenses	13,719	9,492
Other accrued expenses	4,185	4,952
Other current liabilities	1,018	2,438
Total current liabilities	33,978	31,876
Convertible debt	171,701	—
Other long-term liabilities	8,697	7,409
Total liabilities	214,376	39,285
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 39,389,280 and 37,310,963 issued and outstanding at December 31, 2015 and 2014, respectively	39	37
Additional paid-in capital	392,616	327,475
Accumulated deficit	(102,741)	(89,190)
Accumulated other comprehensive income	756	852
Total stockholders’ equity	290,670	239,174
Total liabilities and stockholders’ equity	$505,046	$278,459

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$246,616	$156,142	$102,664
Cost of revenue	98,294	70,488	37,095
Gross profit	148,322	85,654	65,569
Operating expenses:
Research and development	106,444	70,863	50,516
Sales and marketing	26,563	20,003	15,741
General and administrative	20,322	16,153	11,614
Total operating expenses	153,329	107,019	77,871
Loss from operations	(5,007)	(21,365)	(12,302)
Interest expense	(783)	—	—
Other income	221	495	876
Loss before income taxes	(5,569)	(20,870)	(11,426)
Provision for income taxes	7,982	1,738	1,752
Net loss	$(13,551)	$(22,608)	$(13,178)
Earnings per share:
Basic	$(0.35)	$(0.69)	$(0.45)
Diluted	$(0.35)	$(0.69)	$(0.45)

Weighted-average shares used in computing earnings per share:
Basic	38,580,330	32,707,868	29,493,005
Diluted	38,580,330	32,707,868	29,493,005

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(13,551)	$(22,608)	$(13,178)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of $0, $45 and $(80) tax expense (benefit) in 2015, 2014 and 2013, respectively	(87)	11	(88)
Realized gain reclassified into earnings, net of tax	(9)	(97)	(45)
Comprehensive loss	$(13,647)	$(22,694)	$(13,311)

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2012	28,730,046	$29	$205,269	$(53,404)	$1,071	$152,965
Issuance of common stock from exercise of stock options and warrant	854,379	1	2,904	—	—	2,905
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	380,940	—	(2,180)	—	—	(2,180)
Issuance of common stock from employee stock purchase plan	279,074	—	2,221	—	—	2,221
Income tax benefit adjustment from stock option exercises	—	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	16,978	—	—	16,978
Net loss	—	—	—	(13,178)	—	(13,178)
Other comprehensive loss, net	—	—	—	—	(133)	(133)
Balance at December 31, 2013	30,244,439	$30	$225,007	$(66,582)	$938	$159,393
Issuance of common stock from exercise of stock options	788,196	1	4,297	—	—	4,298
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	738,862	1	(4,965)	—	—	(4,964)
Issuance of common stock from employee stock purchase plan	264,886	—	2,668	—	—	2,668
Income tax benefit from stock option exercises	—	—	55	—	—	55
Stock-based compensation expense	—	—	22,460	—	—	22,460
Issuance of stock from Cortina acquisition	5,274,580	5	77,953	—	—	77,958
Net loss	—	—	—	(22,608)	—	(22,608)
Other comprehensive income, net	—	—	—	—	(86)	(86)
Balance at December 31, 2014	37,310,963	$37	$327,475	$(89,190)	$852	$239,174
Issuance of common stock from exercise of stock options	722,913	1	6,144	—	—	6,145
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	1,028,650	1	(12,914)	—	—	(12,913)
Issuance of common stock from employee stock purchase plan	326,764	—	4,583	—	—	4,583
Income tax benefit from stock option exercises	—	—	4,305	—	—	4,305
Stock-based compensation expense	—	—	28,293	—	—	28,293
Conversion feature of convertible debt, net of issuance costs	—	—	52,532	—	—	52,532
Purchase of capped calls	—	—	(17,802)	—	—	(17,802)
Net loss	—	—	—	(13,551)	—	(13,551)
Other comprehensive income, net	—	—	—	—	(96)	(96)

Balance at December 31, 2015	39,389,290	$39	$392,616	$(102,741)	$756	$290,670

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net loss	$(13,551)	$(22,608)	$(13,178)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,884	14,114	7,508
Stock-based compensation	28,293	22,460	16,978
Loss on disposal and abandonment of property and equipment	1,958	1,195	516
Impairment of in-process research and development	1,750	—	—
Deferred income taxes	(142)	487	(163)
Amortization of deferred tax charge	939	938	938
Excess tax benefit related to stock-based compensation	(4,305)	(55)	—
Accretion of convertible debt	592	—	—
Amortization of premiums on marketable securities	554	800	983
Other noncash items	(9)	2	(46)
Changes in assets and liabilities:
Accounts receivable	6,496	(8,686)	644
Inventories	8,822	10,119	(1,873)
Prepaid expenses and other assets	2,200	(3,255)	(578)
Income tax payable/receivable	6,441	(576)	3,045
Accounts payable	(209)	(1,302)	379
Accrued expenses	3,413	(9,006)	1,645
Deferred revenue	(443)	5,424	603
Other liabilities	(1,445)	(1,665)	1,257
Net cash provided by operating activities	68,238	8,386	18,658
Cash flows from investing activities
Purchases of property and equipment	(16,557)	(21,171)	(16,578)
Proceeds from sale of property and equipment	75	—	—
Purchases of marketable securities	(21,906)	(38,557)	(43,125)
Sales and maturities of marketable securities	16,517	89,872	42,226
Purchase of patents	—	(1,580)	—
Acquisition of Cortina, net of cash acquired	—	(35,308)	—
Purchase of cost-method investment in private company	(2,000)	(5,000)	(2,621)
Net cash used in investing activities	(23,871)	(11,744)	(20,098)
Cash flows from financing activities
Proceeds from exercise of stock options	6,145	4,298	2,905
Excess tax benefit related to stock-based compensation	4,305	55	—
Proceeds from employee stock purchase plan	4,583	2,668	2,221
Proceeds from issuance of convertible debt, net of issuance costs	223,993	—	—
Purchase of capped call options	(17,802)	—	—
Minimum tax withholding paid on behalf of employees for net share settlement	(12,913)	(4,964)	(2,180)
Net cash provided by financing activities	208,311	2,057	2,946
Net increase (decrease) in cash and cash equivalents	252,678	(1,301)	1,506
Cash and cash equivalents at beginning of year	30,366	31,667	30,161
Cash and cash equivalents at end of year	$283,044	$30,366	$31,667
Supplemental Cash Flow Information
Acquisition of Cortina Systems, Inc. in exchange for common stock	$—	$77,958	$—
Income taxes paid	$723	$715	$59

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

On October 3, 2014, the Company completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines (Cortina) for approximately $52,509 in cash and approximately 5.3 million shares of the Company’s common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. The revenue and expenses of Cortina are included in the consolidated statement of income for the years ended December 31, 2014 and 2015.

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

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including the Company’s estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although, the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets the Company acquired include future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development (IPR&D) into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

On an ongoing basis, management evaluates its estimates, including those related to (i) the collectibility of accounts receivable and allowance for distributors’ price discounts; (ii) write down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) the valuation of equity securities; (vii) amounts recorded in connection with acquisitions; (viii) recoverability of intangible assets and goodwill and (ix) the recognition and disclosure of fair value of convertible debt and contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements, and valuation of assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of “Other income (expense)”. Foreign currency gain (loss) in 2015, 2014 and 2013 were ($524), ($136) and $16, respectively.

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

Investments in Marketable Securities

Investments in marketable securities consist of available-for-sale securities. These investments are recorded at fair value with changes in fair value, net of applicable taxes, recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other (expense) income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made. The Company classified available-for-sale securities as short-term as the investments are available to be used in current operations.

 Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. Inventory write downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes. Inventory valuation reserves were $4,608, and $1,949, as of December 31, 2015 and 2014, respectively.

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

Asset Category	Years
Office equipment	3
Software	3
Leasehold improvements	Shorter of lease term or estimated useful life
Production equipment	2
Computer equipment	5
Lab equipment	5
Furniture and fixtures	7

 Equipment Under Capital Leases

The Company leases certain of its equipment under capital lease agreements. The assets and liabilities under capital leases are initially recorded at the fair value of the assets under lease. The capital lease obligation outstanding at December 31, 2014 was $142, paid in 2015.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the Company as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has significantly exceeded its book value at every measurement date. The guidance also provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. There was no impairment of goodwill in 2015, 2014 and 2013.

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

The Company recognizes revenue from the sales and licensing of its intellectual property when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured.

Occasionally, the Company enters into development agreements with some of its customers and recognizes revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services.

Revenue from non-product sales was less than 2% of total revenue for the year ended December 31, 2015.

Cost of Revenue

Cost of revenue includes cost of materials, such as wafers processed by third-party foundries, cost associated with packaging and assembly, test and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of developed technology, amortization of step-up values of inventory, write down of inventories, amortization of production mask costs, overhead and an allocated portion of occupancy costs.

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of both December 31, 2015 and 2014, the warranty liability was $110.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table sets forth changes in warranty accrual included in other accrued expenses in the Company’s consolidated balance sheets:

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$110	$40	$40
Warranty liabilities assumed in acquisition	—	79	—
Settlements	—	(9)	—
	$110	$110	$40

On November 3, 2014, the Company received a claim notification from an insurance company asserting a claim of approximately $4,000 for field installation repair and replacement costs incurred by a customer in 2011. The Company believes that it had fulfilled its contractual obligation to provide warranty repair and replacement, but has referred the matter to its insurance carrier at the request of the insurance company. As of December 31, 2015, the Company believes that the liability under this claim is not probable. Nevertheless, resolutions of third-party claims are inherently uncertain and as such, an unfavorable outcome could ultimately impact the Company’s business, cash flow and results of operations.

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities including salaries, stock-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred. The Company enters into development agreements with some of the Company’s customers. Recoveries from nonrecurring engineering services from early stage technology are recorded as an offset to product development expense incurred in support of this effort and serve as a mechanism to partially recover development expenditures. These reimbursements are recognized upon completion and acceptance by the customer of contract deliverables or milestones. The Company recorded approximately $10,750, $10,250 and $1,000 as offset to research and development expense for the years ended December 31, 2015, 2014 and 2013, respectively.

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel and trade show costs. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended December 31, 2015, 2014 and 2013 were not material.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In accordance with FASBs guidance on Accounting for Uncertainty in Income Taxes, the Company performs a comprehensive review of uncertain tax positions regularly. In this regard, an uncertain tax position represents an expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in the consolidated financial statements. The Company recognizes potential interest and penalties on uncertain tax positions within provision (benefit) for income taxes on the consolidated statement of operations.

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

Earnings per Share

Basic earnings per share is calculated by dividing income allocable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares of common stock outstanding, net of shares subject to repurchase by the Company, during the period. Diluted earnings per share is calculated by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options, restricted stock units, employee share purchase plan and the shares that could be issued upon conversion of the Company’s convertible debt. The capped call options in connection with the issuance of the convertible notes are excluded from the calculation of diluted earnings per share as their impact is always anti-dilutive.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on “Revenue from Contracts with Customers.” The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance was initially effective for the Company on January 1, 2017. The new guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the new revenue recognition guidance will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting. In July 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. The guidance may be adopted as early as January 1, 2017, the effective date of the original guidance.

In November 2014, the FASB, issued guidance to determine whether and at what threshold an acquired business or not-for-profit organization can apply pushdown accounting. This guidance provides an option to apply pushdown accounting in the separate financial statements of an acquired entity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The guidance is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did not impact the consolidated financial statements.

In April 2015, the FASB issued guidance that requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The Company has early adopted the standard in the year ended December 31, 2015. There was no impact to prior period consolidated financial statements.

In July 2015, the FASB issued guidance applying to inventory measured using any other method other than last-in, last-out method. Under this guidance inventory is measured at the lower of cost and net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is applied prospectively and is effective for the Company beginning January 1, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In September 2015, the FASB issued guidance that requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for the Company beginning January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2015, FASB, issued guidance that simplifies the presentation of deferred tax assets and liabilities in a classified balance sheet. This guidance eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as non-current. The Company early adopted this guidance prospectively for the year ended December 31, 2015.

In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted only if certain criteria is met. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued guidance that requires companies that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the leases with lease terms of more than 12 months. This guidance is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

2. Acquisition

On October 3, 2014, the Company completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines for approximately $52,509 in cash and approximately 5.3 million shares. The Company did not acquire as part of the merger, Cortina Systems, Inc.’s access and digital Home business, which Cortina Systems, Inc. divested prior to the closing of the acquisition. The Company acquired Cortina to expand the Company’s market share of the high-speed optical and networking interconnects. Cash of $16,500 was placed in an escrow fund for up to 12 months following the closing for the satisfaction of certain potential indemnification claims. The escrow fund was released in October 2015. The consolidated financial statements include the results of operations of Cortina as of the acquisition date.

 The fair value of consideration transferred is shown in the table below:

Cash	$52,509
Common stock	77,958
$130,467

The acquisition has been accounted for using the purchase method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table summarizes the purchase price allocation as of the acquisition date:

Cash	$17,201
Receivables	15,155
Inventories	30,002
Other current assets	1,685
Property and equipment	4,751
Identifiable intangible assets	80,660
In-process research and development	1,750
Other noncurrent assets	366
Accounts payable, accrued expenses and other current liabilities	(22,545)
Deferred tax liabilities, noncurrent	(725)
Other liabilities	(1,112)
Total identifiable net assets	127,188
Goodwill	3,279
Net assets acquired	$130,467

As of the acquisition date, the fair value of receivables, other assets, accounts payable and accrued expenses approximated the book value acquired.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the estimated fair value of intangible assets and their estimated useful lives as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)

Developed technology	$71,570	5	-	8
Customer relationships	8,170		10
Trade name	920		5
In-process research and development	1,750		—
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

The Company capitalized $1,750 of IPR&D costs related to the Cortina acquisition. In the year ended December 31, 2015, the Company abandoned the project related to in-process research and development and recorded an impairment charge of $1,750 included in the research and development expenses in the consolidated statements of income.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and is attributable to the workforce of Cortina. Goodwill is not amortized and is not deductible for tax purposes. During the year ended December 31, 2015, the Company recorded a measurement period adjustment of $251. The adjustment has been recorded retrospectively to reflect measurement period adjustments to the provisional acquisition accounting values as of the acquisition date. The changes in provisional values resulted in a retrospective decrease of $251 in goodwill and income tax payable.

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

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Cortina, reflecting the results of operations for the year ended December 31, 2014 and 2013. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition as of the beginning of the period presented. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

3. Investments

The following table summarizes the investments by investment category:

	December 31, 2015
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
US treasury securities	$2,998	$—	$(5)	$2,993
Municipal bonds	20,042	13	(19)	20,036
Corporate notes/bonds	14,700	1	(44)	14,657
Government agency bonds	4,011	—	(4)	4,007
Asset backed securities	1,926	—	(3)	1,923
Total investments	$43,677	$14	$(75)	$43,616

	December 31, 2014
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
US treasury securities	$2,056	$1	$—	$2,057
Municipal bonds	19,686	43	(17)	19,712
Corporate notes/bonds	16,381	32	(21)	16,392
Asset backed securities	750	—	(3)	747
Total investments	$38,873	$76	$(41)	$38,908

As of December 31, 2015, the Company had 41 investments that were in an unrealized loss position. The gross unrealized losses on these investments at December 31, 2015 were primarily due to changes in interest rates and determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The realized gain related to the Company’s available-for-sale investment, which was reclassified from other comprehensive income, was included in other income in the consolidated statements of income.

The contractual maturities of available-for-sale securities at December 31, 2015 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$24,637	$24,631
Due between one and five years	19,040	18,985
	$43,677	$43,616

In 2015 and 2014, the Company used cash to purchase a minority interests in early stage private companies for $2,000 and $5,000, respectively. The Company’s ownership in these entities are less than 10% and the Company does not have the ability to exercise significant influence over operating and financial policies of the entities, therefore, the investments are accounted for under the cost method and included in other assets in the Company’s consolidated balance sheets. As of December 31, 2015 and 2014, the total cost method investments was $9,621 and $7,621, respectively. No impairments were recorded for these cost method investments for the years ended December 31, 2015 and 2014.

4. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of December 31, 2015 and 2014, the Company has allowance for doubtful accounts of $165. As of December 31, 2015 and 2014, the Company has allowance for distributors’ price discount of $2,241 and $2,206, respectively.

The following table summarizes the significant customers’ and distributors’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

	December 31,
Accounts Receivable	2015	2014
Customer A	*	*
Customer B	*	*
Customer C	13%	18%

	Year Ended December 31,
Revenue	2015	2014	2013
Customer A	*	13%	12%
Customer B	*	*	15
Customer C	*	*	*

*	Less than 10% of total receivable or total revenue

Certain other customers are distributors that sell the Company’s products exclusively to what would be a “Customer D” above if the Company was able to include the sales made to those distributors. In the aggregate, revenue to such end customer, including revenue made through distributors as a percentage of total revenue was 11% for the year ended December 31, 2013. Certain other customers are subcontractors of customers A and B above. In the aggregate, revenue to Customer A, including its subcontractors as a percentage of total revenue was 18% and 20% for the years ended December 31, 2014 and 2013, respectively. In the aggregate, revenue to Customer B, including its subcontractor as a percentage of total revenue was 16% for the year ended December 31, 2013, respectively. In addition, the Company sells direct and indirectly through subcontractors to what would be a “Customer E” above. The Company believes in the aggregate, revenue to Customer E, including its subcontractors as a percentage of total revenue was approximately 13% for the year ended December 31, 2015.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Inventories

Inventories consist of the following:

	December 31,
	2015	2014
Raw materials	$4,291	$5,803
Work in process	2,620	2,409
Finished goods	10,917	18,438
	$17,828	$26,650

Finished goods include amounts held by distributors of $2,153 and $2,798 as of December 31, 2015 and 2014, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2015	2014
Laboratory and production equipment	$59,220	$48,522
Office, software and computer equipment	18,562	15,855
Furniture and fixtures	1,264	1,762
Leasehold improvements	5,866	5,212
	84,912	71,351
Less accumulated depreciation	(48,632)	(35,853)
	$36,280	$35,498

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $14,150, $10,897 and $7,508, respectively.

As of December 31, 2015 and 2014, computer software costs included in property and equipment were $5,929 and $4,582, respectively. Amortization expense of capitalized computer software costs was $1,011, $614 and $283 for the years ended December 31, 2015, 2014 and 2013, respectively.

Property and equipment not paid as of December 31, 2015 and 2014 were $1,949 and $1,540, respectively.

7. Goodwill and Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$71,570	$14,356	$57,214	$71,570	$2,857	$68,713
Customer relationships	8,170	1,018	7,152	8,170	201	7,969
Trade name	920	230	690	920	46	874
Patents	1,579	346	1,233	1,579	112	1,467
In-process research and development	—	—	—	1,750	—	1,750
	$82,239	$15,950	$66,289	$83,989	$3,216	$80,773

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents amortization of intangible assets for the years ended December 31, 2015:

	Year Ended December 31,
	2015	2014
Cost of goods sold	$11,499	$2,857
Sales and marketing	817	201
General and administrative	418	158
	$12,734	$3,216

In the year ended December 31, 2015, the Company abandoned the project related to in-process research and development and recorded an impairment charge of $1,750 included in the research and development expenses in the consolidated statements of income.

Based on the amount of intangible assets subject to amortization at December 31, 2015, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2016	$12,707
2017	12,682
2018	12,648
2019	11,078
2020	6,394
Thereafter	10,780
$66,289

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	5.33
Customer relationship	8.75
Others	9.97

During the year ended December 31, 2014, goodwill increased initially by $3,530 as a result of Cortina acquisition. As discussed in note 2 above, in the year ended December 31, 2015, the Company recorded a measurement period adjustment of $251. This resulted in a retrospective decrease of $251 in goodwill and income tax payable. No other changes were recorded in goodwill in the year ended December 31, 2015.

8. Convertible Debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020(Convertible Notes). The Convertible Notes will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes, which represents an initial conversion price of approximately $40.16 per share.  The Convertible Notes will be subject to repurchase at the option of the holders following certain fundamental corporate changes, at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.

Prior to the close of business on the business day immediately preceding June 1, 2020, holders may convert all or any portion of their Convertible Notes only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1 principal amount of notes, as determined following a request by a holder of notes in accordance with procedures specified in the indenture governing the Convertible Notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day.; or (iii) upon the occurrence of specified corporate events. On or after June 1, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread).

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Convertible Notes are not redeemable at the Company’s option prior to maturity.

The Convertible Note are governed by the terms of indenture (Indenture). The Indenture do not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Convertible Notes. As of December 31, 2015, none of the conditions allowing holders of the Notes to convert had been met.

In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The gross proceeds of $230,000 were accordingly allocated between long-term debt for $175,974 and stockholders' equity for $54,026. Issuance costs of $6,359, of which $6,007 were paid as of December 31, 2015, were allocated between long-term debt ($4,864) and equity ($1,495). The total interest expense recognized for the year ended December 31, 2015 was $783, which consists of $192 of contractual interest expense, $543 of amortization of debt discount and $48 of amortization of debt issuance costs. The issuance costs allocated to long-term debt is presented in the balance sheet as offset against long-term debt as of December 31, 2015.

In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions (Capped Call) in private transactions. Under the Capped Call, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes, with a strike price equal to the conversion price of the Convertible Notes and with a cap price equal to $52.06 per share. The capped calls were purchased for $17,802 and recorded as a reduction to additional paid-in-capital in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

The purchased Capped Call allows the Company to receive shares of its common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess of the market price per share of the common stock, as measured under the terms of the Capped Call over the strike price of the Capped Call during the relevant valuation period. The purchased Capped Call is intended to reduce the potential dilution to common stock upon future conversion of the Convertible Notes by effectively increasing the initial conversion price to $52.06 as well as to offset potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in applicable events.

The Capped Call is a separate transaction entered into by the Company with the option counterparties, are not part of the terms of the Convertible Notes and will not change the holders' rights under the Convertible Notes.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2015	2014

Deferred rent	$1,728	$1,930
Income tax payable	6,969	4,687
Deferred tax liabilities	—	792
	$8,697	$7,409

10. Income Taxes

Loss before income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
United States	$329	$(2,684)	$(2,507)
Foreign	(5,898)	(18,186)	(8,919)
Total	$(5,569)	$(20,870)	$(11,426)

Income tax provision consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$7,304	$350	$1,816
U.S. State	218	55	1
Foreign	603	846	98
	8,125	1,251	1,915
Deferred:
U.S. Federal	(114)	895	(135)
U.S. State	(15)	—	—
Foreign	(14)	(408)	(28)
	(143)	487	(163)
Total	$7,982	$1,738	$1,752

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2015, 2014 and 2013 to loss before income taxes as a result of the following:

	Year Ended December 31,
	2015	2014	2013
Benefit at statutory rate	$(1,893)	$(7,096)	$(3,886)
State income taxes	50	1,651	303
Research and development credits	(10,213)	(7,384)	(5,850)
Change in valuation allowance	13,669	5,271	6,781
Foreign earnings, taxed at different rates	3,175	6,381	2,888
Unrecognized tax benefits	3,829	1,713	1,708
Stock-based compensation	150	166	142
Tax exempt income	(60)	(83)	(157)
Prior year return to provision adjustment	(412)	292	(257)
Cortina acquisition transaction cost	—	444	—
Withholding tax	(350)	350	—
Other	37	33	80
	$7,982	$1,738	$1,752

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carry forwards	$8,940	$8,314
Research and development credits	36,619	30,637
Stock-based compensation	8,214	6,966
Accrued expenses and allowances	2,724	2,117
Amortization and depreciation	765	1,052
Other temporary differences	3,424	3,461
Valuation allowance	(33,567)	(39,682)
Total deferred tax assets	27,119	12,865

Deferred tax liabilities
Subpart F income on foreign subsidiaries earnings	(3,578)	(5,981)
Acquired intangible assets	(5,186)	(6,157)
Convertible debt	(18,136)	—
Other deferred tax liabilities	(169)	(820)
Total deferred tax liabilities	(27,069)	(12,958)
Deferred tax assets (liabilities), net	$50	$(93)

At December 31, 2015 and 2014, the Company has recorded a deferred tax charge of $2,323 and $3,261, respectively, which represents the tax on the intercompany transfer of intangible assets in connection with the Company’s international reorganization during 2010. The deferred tax charge is being amortized over the estimated useful life of 8 years to income tax expense.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

At December 31, 2013, full valuation allowance was recorded on the U.S., Singapore, and Taiwan deferred tax assets. At December 31, 2015 and 2014, the Company has full valuation allowance recorded against the U.S., Singapore, Canada and Taiwan deferred tax assets.

The valuation allowance increased (decreased) ($6,115), $17,234 and $6,768 in the years ended December 31, 2015, 2014 and 2013, respectively.

The net decrease of $6,115 in the valuation allowance for the year ended December 31, 2015 is comprised of $18,383 decrease charged to additional paid-in capital, $2,168 decrease charged to other comprehensive income, offset by $767 increase charged to goodwill, and $13,669 increase charged to income tax provision. The increase of $17,234 in the valuation allowance for the year ended December 31, 2014 is comprised of $1,165 increase charged to goodwill and $16,069 increase charged to income tax provision. The increase of $6,768 in the valuation allowance for the year ended December 31, 2013 was substantially charged to income tax provision.

 General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $69,011 and $17,868, respectively at December 31, 2015, that will begin to expire in 2022 for federal income tax purposes and in 2016 for state income tax purposes. The Company has additional federal and state NOL carryover as of December 31, 2015 of $34,132 and $12,417, respectively, arising from an excess stock option deduction that were not recognized in the financial statements. These excess stock option compensation benefits will be credited to additional paid-in capital when it reduces current taxable income. At December 31, 2015, the Company has NOL carryforwards of $3,177 for its Taiwan subsidiary which begin to expire in 2019, and capital allowance carryover of $33,143 for the Singapore subsidiary, which does not expire. A full valuation allowance has been provided on U.S. NOL, Singapore capital allowance carryforwards and Taiwan NOL.

At December 31, 2015, the Company has federal and state research and development (“R&D”) tax credit carryforwards of $25,836 and $28,783, respectively. The federal tax credits will begin to expire in 2024, unless previously utilized. Some state tax credits will begin to expire in 2022 and some do not expire. A full valuation allowance has been provided on R&D tax credit carryforwards.

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

The Company’s NOL carryforwards include Cortina’s federal and state pre-acquisition NOL of $49,152 and $14,924, respectively. These NOL carryforwards will begin to expire in 2024 for federal and 2016 for state. The Company’s R&D credit carryforwards included Cortina’s federal and state pre-acquisition credits of $6,033 and $7,977, respectively. The federal R&D credit carryforward will begin to expire in 2027. While some state tax credits will begin to expire in 2022, most do not expire. In addition, Cortina has $2,859 capital loss carryover which expires in 2018. The utilization of Cortina’s pre-acquisition tax attributes is subject to certain annual limitations under Internal Revenue Code sections 382 and 383. No benefit for these tax attributes was recorded upon the close of the acquisition, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard.

The Company operates under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. As of December 31, 2015, the Company believes it met all the required thresholds. The Singapore tax holiday did not impact the Company’s Singapore taxes for the years 2015, 2014 and 2013, due to losses and valuation allowance.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2015	2014	2013
Balance as of January 1	$44,081	$8,031	$6,155
Increases based on tax positions related to the current year	4,459	3,102	1,918
Increase (decreases) based on tax positions of prior year	(1,923)	(61)	(42)
Gross increases for acquired unrecognized tax benefits	—	33,935	—
Statute of limitation expirations	(164)	(926)	—
Balance as of December 31	$46,453	$44,081	$8,031

As of December 31, 2015, the Company had approximately $6,683 of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company believes that before the end of next year, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $1,968 due to resolution of the state audit.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recorded $44 and $14 interest in the years ended December 31, 2015 and 2014, respectively, and no interest or penalties in the year ended December 31, 2013. The Company had $163, $151, and $14 of interest and penalties accrued as of December 31, 2015, 2014 and 2013, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and certain foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2011 or to California state income tax examinations for tax years ended on or before December 31, 2010. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the United States. At December 31, 2015, certain foreign subsidiaries had cumulative undistributed earnings while others had accumulated deficit. The cumulative undistributed earnings as of December 31, 2015 was $4,061 that, if repatriated, is not expected to result in additional tax liability as these earnings would be absorbed by the NOL and research credit carryover. No U.S. deferred tax asset was recorded for the accumulated deficit as it was not apparent as of December 31, 2015, that such deferred tax asset would reverse in the foreseeable future.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

11. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
Numerator
Net loss	$(13,551)	$(22,608)	$(13,178)
Denominator
Weighted average common stock	38,580,330	32,707,868	29,495,856
Less weighted average unvested common stock subject to repurchase and unvested restricted stock award	—	—	(2,851)
Weighted average common stock—basic and diluted	38,580,330	32,707,868	29,493,005
Earnings per share
Basic	$(0.35)	$(0.69)	$(0.45)
Diluted	$(0.35)	$(0.69)	$(0.45)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2015	2014	2013

Common stock options	2,563,230	3,350,112	4,373,642
Warrant to purchase redeemable convertible preferred stock	—	—	1,696
Unvested restricted stock award and restricted stock unit	4,672,806	3,705,415	3,030,202
Convertible debt	376,576	—	—
	7,612,612	7,055,527	7,405,540

12. Stock-Based Compensation

In June 2010, the Board of Directors approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Board of Directors administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2015, 2,014,712 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the years ended December 31, 2015 and 2014.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2013:

Risk-free interest rate	1.41%
Expected life (in years)	6.25
Dividend yield	—
Expected volatility	50%

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,005,594	$10.16	6.12	$25,302
Granted	—	—
Exercised	(722,913)	8.50
Canceled	(26,285)	17.37
Outstanding at December 31, 2015	2,256,396	$10.61	5.29	$37,036
Exercisable at December 31, 2015	2,177,319	$10.58	5.19	$34,813
Vested and expected to vest in the future as of December 31, 2015	2,255,573	$10.61	5.29	$37,022

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The weighted average grant date fair value per share of stock options granted to employees during the year ended December 31, 2013 was $4.82.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $10,696, $7,800 and $7,313, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $6,145, $4,298 and $2,905, respectively, for the years ended December 31, 2015, 2014 and 2013.

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

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	4,789,622	$12.85
Granted	1,671,104	20.49
Vested	(1,636,193)	13.35
Canceled	(223,664)	14.53
Outstanding at December 31, 2015	4,600,869	$15.37
Expected to vest in the future as of December 31, 2015	4,499,822

The RSUs includes performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. For the year ended December 31, 2015, the total performance-based units granted was 218,642.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company granted restricted stock awards (RSAs) to certain members of the Board of Directors. The Company estimates the fair value of the RSAs using the market price of the common stock on the date of the grant. As of December 31, 2012, the Company had 12,849 unvested RSAs outstanding, of which 9,998 RSAs vested during the year ended December 31, 2013, resulting to 2,851 unvested RSAs outstanding as of December 31, 2013. All remaining unvested RSAs of $2,851 vested during the year ended December 31, 2014.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000. Total common stock issued under the ESPP during the years ended December 31, 2015, 2014 and 2013 was 326,764, 264,886 and 279,074, respectively.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.14%	0.07%	0.10%
Expected life (in years)	0.50	0.50	0.49
Dividend yield	—	—	—
Expected volatility	42%	40%	45%
Estimated fair value	$5.77	3.55	$2.86

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$1,471	$1,260	$1,086
Research and development	16,904	12,420	8,586
Sales and marketing	4,445	4,079	3,204
General and administrative	5,473	4,701	4,102
	$28,293	$22,460	$16,978

As of December 31, 2015, total unrecognized compensation cost related to unvested stock options and awards prior to the consideration of expected forfeitures, was approximately $54,353, which is expected to be recognized over a weighted-average period of 2.62 years.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

13. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its discretion, make matching contributions to the Plan. Furthermore, the Company is responsible for administrative costs of the Plan. The Company accrued $1,131 contribution to the Plan for the year ended December 31, 2015. The Company did not make any contributions to the Plan since its inception to December 31, 2014.

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

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

December 31, 2015	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$102,008	$—	$102,008
Investment in marketable securities:
US treasury securities	2,993	2,993	—
Municipal bonds	20,036	—	20,036
Corporate notes/bonds	14,657	—	14,657
Government agency bonds	4,007	—	4,007
Asset backed securities	1,923	—	1,923
	$145,624	$2,993	$142,631

Liabilities
Convertible Notes	$221,950	$—	$221,950

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The convertible notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of December 31, 2015, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

December 31, 2014	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$1,457	$—	$1,457
Investment in marketable securities:
US treasury securities	2,057	2,057	—
Municipal bonds	19,712	—	19,712
Corporate notes/bonds	16,392	—	16,392
Asset backed securities	747	—	747
	$40,365	$2,057	$38,308

15. Segment and Geographic Information

The Company operates in one reportable segment. Revenue by region is classified based on the locations to which the product is transported, which may differ from the customer’s principal offices.

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2015	2014	2013
China	$82,789	$54,312	$23,039
United States	41,185	22,918	22,389
Thailand	25,123	7,924	1,143
Korea	9,510	10,123	21,818
Other	88,009	60,865	34,275
	$246,616	$156,142	$102,664

As of December 31, 2015, $7,271 of long-lived tangible assets are located outside the United States of which $5,756 are located in Taiwan. As of December 31, 2014, $6,153 of long-lived tangible assets are located outside the United States of which $3,463 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2020. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

December 31, 2015
2016	$14,660
2017	4,443
2018	2,108
2019	1,618
2020	264
$23,093

For the years ended December 31, 2015, 2014 and 2013, lease operating expense was $11,869, $8,193 and $5,990, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2015, the total value of open purchase orders for wafers was approximately $5,325.

Legal Proceedings

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California, or the Court, asserting that the Company infringes U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that the Company infringes U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that the iMB™ and certain other memory module components infringe the patents-in-suit. The Company answered the amended complaint on February 11, 2010 and asserted that the Company does not infringe the patents-in-suit and that the patents-in-suit are invalid. In 2010, the Company filed inter partes requests for reexamination with the United States Patent and Trademark Office (the “USPTO”), asserting that the patents-in-suit are invalid. As a result of the proceedings at the USPTO, the Court has stayed the litigation, with the parties advising the Court on status every 120 days.

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that were alleged to infringe, and at present, the USPTO has determined that none of the originally filed claims are valid, with certain amended claims being determined patentable. It is expected that a Reexamination Certificate will issue for U.S. Patent No. 7,532,537 based upon amended claims, and the parties continue to assert their respective positions with respect to the reexamination proceedings for U.S. Patent Nos. 7,619,912 and 7,636,274.

While the Company intends to defend the foregoing USPTO proceedings and lawsuit vigorously, the USPTO proceedings and litigation, whether or not determined in the Company’s favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect the Company’s business.

Based on the nature of USPTO proceedings and litigation, the Company is currently unable to predict the final outcome of this lawsuit and therefore, cannot determine the likelihood of loss nor estimate a range of possible loss. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2015 and December 31, 2014.

Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2015
	Mar. 31, 2015	Jun. 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(in thousands, except per share amounts)
Total revenue	$59,160	$60,672	$62,395	$64,389
Gross profit	29,922	37,396	38,724	42,280
Net income (loss)	(9,708)	—	(1,102)	(2,741)
Basic earnings per share	(0.26)	—	(0.03)	(0.07)
Diluted earnings per share	(0.26)	—	(0.03)	(0.07)

	Year Ended December 31, 2014
	Mar. 31, 2014	Jun. 30, 2014	Sept. 30, 2014	Dec. 31, 2014(1)
	(in thousands, except per share amounts)
Total revenue	$31,189	$33,922	$36,278	$54,753
Gross profit	20,126	21,626	23,275	20,627
Net income (loss)	(995)	2,634	(6,857)	(17,390)
Basic earnings per share	(0.03)	0.08	(0.22)	(0.47)
Diluted earnings per share	(0.03)	0.08	(0.22)	(0.47)

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

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15 (e) and 15d – 15(e) under the Securities Exchange Act 1934, or the Exchange Act (as amended), that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to provide reasonable, not absolute assurance. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, our management concluded that as of December 31, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II “Item 8, Financial Statements and Supplementary Data”.

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

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders to be held on May 26, 2016, or Proxy Statement.

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

Date: February 29, 2016

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

Name	Title	Date
/s/ Ford Tamer	Chief Executive Officer	February 29, 2016
Ford Tamer	(Principal Executive Officer), President and Director

/s/ John Edmunds	Chief Financial Officer and Chief Accounting Officer	February 29, 2016
John Edmunds	Principal Financial and Accounting Officer)

/s/ Diosdado P. Banatao	Chairman of the Board	February 29, 2016
Diosdado P. Banatao

/s/ Nicholas Brathwaite	Director	February 29, 2016
Nicholas Brathwaite

/s/ Chenming C. Hu	Director	February 29, 2016
Chenming C. Hu

/s/ David Liddle	Director	February 29, 2016
David Liddle

/s/ Bruce McWilliams	Director	February 29, 2016
Bruce McWilliams

/s/ Elissa Murphy	Director	February 29, 2016
Elissa Murphy

/s/ Sam S. Srinivasan	Lead Director	February 29, 2016
Sam S. Srinivasan

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated July 30, 2014 by and among the Company, Cortina, Catalina Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, and the Stockholder’s Agent (incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2014).

2.2

Agreement and Plan of Merger dated July 30, 2014 by and among the Company, Cortina, Catalina Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, and the Stockholder’s Agent, as amended by Amendment No. 1 thereto dated September 25, 2014 (incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2014).

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

4.3

Indenture dated as of December 8, 2015, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of Note) (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

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

10.7+

Offer letter dated February 1, 2012 between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2012).

10.8+

Change of Control and Severance Agreement dated February 1, 2012 by and between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2012).

10.9+

Change of Control and Severance Agreement dated September 4, 2012, by and between Charlie Roach and the Registrant (incorporated by reference to exhibit 10.4 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.10

Lease Agreement dated June 4, 2010, by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.11

Lease Agreement dated September 20, 2012, by and between the Registrant and Bayland Corporation (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.12

Second Amendment to Lease Agreement dated September 30, 2012, by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended September 30, 2012).

10.13+	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 1O-Q for the three months ended June 30, 2015).
10.14

Base Capped Call Confirmation dated December 2, 2015, by and between Registrant and Morgan Stanley & Co. LLC (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

10.15

Base Capped Call Confirmation dated December 2, 2015, by and between Registrant and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

10.16

Additional Capped Call Confirmation dated December 4, 2015, by and between Registrant and Morgan Stanley & Co. LLC (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

10.17

Additional Capped Call Confirmation dated December 4, 2015, between Registrant and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 80 of this report).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.

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