Form 10-Q
period 2016-03-31
INPHI Corp
filed 2016-05-04
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of April 29, 2016 was 40,381,432.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$138,939	$283,044
Investments in marketable securities	189,234	43,616
Accounts receivable, net	33,003	30,418
Inventories	17,323	17,828
Income tax receivable	232	327
Prepaid expenses and other current assets	5,865	3,642
Total current assets	384,596	378,875
Property and equipment, net	39,133	36,280
Goodwill	9,154	9,154
Identifiable intangible assets, net	63,111	66,289
Deferred tax charge	2,317	2,322
Other assets, net	14,058	12,126
Total assets	$512,369	$505,046
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,384	$8,389
Deferred revenue	6,120	6,667
Accrued employee expenses	8,952	13,719
Other accrued expenses	5,487	4,185
Other current liabilities	1,255	1,018
Total current liabilities	33,198	33,978
Convertible debt	174,078	171,701
Other long-term liabilities	3,078	8,697
Total liabilities	210,354	214,376
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,009,851 and 39,389,280 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	40	39
Additional paid-in capital	398,254	392,616
Accumulated deficit	(97,260)	(102,741)
Accumulated other comprehensive income	981	756
Total stockholders’ equity	302,015	290,670
Total liabilities and stockholders’ equity	$512,369	$505,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$66,531	$59,160
Cost of revenue	24,272	29,238
Gross profit	42,259	29,922
Operating expenses:
Research and development	27,663	22,722
Sales and marketing	7,093	6,869
General and administrative	4,957	5,812
Total operating expenses	39,713	35,403
Income (loss) from operations	2,546	(5,481)
Interest expense	(3,132)	—
Other income	645	167
Income (loss) before income taxes	59	(5,314)
Provision (benefit) for income taxes	(161)	4,394
Net income (loss)	$220	$(9,708)
Earnings per share:
Basic	$0.01	$(0.26)
Diluted	$0.01	$(0.26)
Weighted-average shares used in computing earnings per share:
Basic	39,758,201	37,696,518
Diluted	43,421,314	37,696,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$220	$(9,708)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of $0 tax	225	47
Realized gain reclassified into earnings, net of $0 tax	—	(9)
Comprehensive income (loss)	$445	$(9,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2016	2015
		(as restated)
Cash flows from operating activities
Net income (loss)	$220	$(9,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,228	6,423
Stock-based compensation	6,952	6,420
Deferred income taxes and deferred tax charge	5	2,590
Accretion of convertible debt and amortization of debt issuance costs	2,378	—
Amortization of premiums on marketable securities	301	135
Other noncash items	5	(63)
Changes in assets and liabilities:
Accounts receivable	(2,585)	174
Inventories	505	3,309
Prepaid expenses and other assets	(1,371)	1,597
Income tax payable/receivable	(65)	2,330
Accounts payable	3,407	1,392
Accrued expenses	(3,394)	(932)
Deferred revenue	(547)	620
Other liabilities	39	(782)
Net cash provided by operating activities	13,078	13,505
Cash flows from investing activities
Purchases of property and equipment	(7,033)	(3,438)
Proceeds from sale of property and equipment	—	75
Purchases of marketable securities	(148,936)	(4,562)
Sales and maturities of marketable securities	2,739	4,714
Purchase of cost-method investment in private company	(2,000)	—
Net cash used in investing activities	(155,230)	(3,211)
Cash flows from financing activities
Proceeds from exercise of stock options	812	1,052
Proceeds from employee stock purchase plan	3,150	1,977
Convertible bonds issuance costs paid	(353)	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,562)	(4,147)
Net cash used in financing activities	(1,953)	(1,118)
Net increase (decrease) in cash and cash equivalents	(144,105)	9,176
Cash and cash equivalents at beginning of period	283,044	30,366
Cash and cash equivalents at end of period	$138,939	$39,542
Supplemental cash flow information
Income taxes paid	$133	$580

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

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016.

          The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at March 31, 2016, and its consolidated results of operations and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

In September 2015, the FASB issued guidance that requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for the Company beginning January 1, 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued a guidance that eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The guidance also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance is effective for the Company beginning after January 1, 2017. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued a guidance in the assessment whether an entity is a principal or an agent in the new revenue standard (gross versus net revenue presentation). The guidance has the same effective date and transition requirements as the new revenue standard, which is effective for calendar year end public companies in 2018 with early adoption permitted in 2017.

In March 2016, the FASB issued a guidance that will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than the minimum for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance allows entities to estimate forfeiture or recognize forfeitures when they occur. It also requires presentation of excess tax benefits as an operating activity and cash paid by employer to taxing authorities on the employees’ behalf for withheld shares as financing activity on the statement of cash flows. The Company early adopted this standard and the effect of adoption is discussed in Note 12 of the condensed consolidated financial statements.

In April 2016, the FASB issued a guidance which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The guidance changed the previous proposals on renewals of right-of-use licenses and contractual restrictions. The guidance has the same effective date and transition requirements as the new revenue standard, which is effective for calendar year end public companies in 2018 with early adoption permitted in 2017.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Investments

The following table summarizes the investments by investment category:

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. treasury securities	$6,000	$6,008	$2,998	$2,993
Municipal bonds	27,258	27,285	20,042	20,036
Corporate notes/bonds	110,452	110,559	14,700	14,657
Government agency bonds	7,468	7,476	4,011	4,007
Commercial paper	30,389	30,397	—	—
Asset backed securities	7,506	7,509	1,926	1,923
Total investments	$189,073	$189,234	$43,677	$43,616

As of March 31, 2016, the Company had 34 investments that were in an unrealized loss position. The gross unrealized losses on these investments at March 31, 2016 of $28 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment, which were reclassified from other comprehensive income, was included in other income in the consolidated statements of income.

The contractual maturities of available-for-sale securities at March 31, 2016 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$146,107	$146,184
Due between one and five years	42,966	43,050
	$189,073	$189,234

4. Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$3,530	$4,291
Work in process	4,083	2,620
Finished goods	9,710	10,917
	$17,323	$17,828

Finished goods held by distributors were $1,642 and $2,153 as of March 31, 2016 and December 31, 2015, respectively.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Laboratory and production equipment	$65,008	$59,220
Office, software and computer equipment	19,600	18,562
Furniture and fixtures	1,299	1,264
Leasehold improvements	5,918	5,866
	91,825	84,912
Less accumulated depreciation	(52,692)	(48,632)
	$39,133	$36,280

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2016 and 2015 was $4,050 and $3,237, respectively.

As of March 31, 2016 and December 31, 2015, computer software costs included in property and equipment were $6,248 and $5,929, respectively. Amortization expense of capitalized computer software costs was $287 and $232 for the three months ended March 31, 2016 and 2015, respectively.

Property and equipment not paid as of March 31, 2016 and December 31, 2015 was $1,818 and $1,949, respectively.

6. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$71,570	$17,231	$54,339	$71,570	$14,356	$57,214
Customer relationships	8,170	1,223	6,947	8,170	1,018	7,152
Trade name	920	276	644	920	230	690
Patents	1,579	398	1,181	1,579	346	1,233
	$82,239	$19,128	$63,111	$82,239	$15,950	$66,289

The following table presents amortization of intangible assets for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$2,875	$2,875
Sales and marketing	205	204
General and administrative	98	107
	$3,178	$3,186

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Based on the amount of intangible assets subject to amortization at March 31, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2016 (remaining)	$9,529
2017	12,682
2018	12,648
2019	11,078
2020	6,394
Thereafter	10,780
$63,111

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	5.10
Customer relationship	8.50
Others	9.48

7. Product Warranty Obligation

As of March 31, 2016 and December 31, 2015, the product warranty liability was $110. There was no movement in product warranty liability during the three months ended March 31, 2016 and 2015.

8. Convertible debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes). The Convertible Notes will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes, which represents an initial conversion price of approximately $40.16 per share.  The total interest expense recognized for the three months ended March 31, 2016 was $3,132, which consists of $754 of contractual interest expense, $2,182 of amortization of debt discount and $196 of amortization of debt issuance costs.

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

9. Other long-term liabilities

Other long-term liabilities consist of the following:

	March 31, 2016	December 31, 2015
Deferred rent	$1,542	$1,728
Income tax payable	1,536	6,969
	$3,078	$8,697

10. Income Taxes

The Company determined its interim provision using an estimated single annual effective tax rate for all tax jurisdictions for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company determined its interim tax provision applying a separate estimated annual effective tax rate to its loss jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three months ended March 31, 2015 from the Singapore operation and did not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to the Singapore jurisdiction to compute the Company’s March 31, 2015 interim tax provision.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recorded an income tax provision/(benefit) of $(161) and $4,394 in the three months ended March 31, 2016 and 2015, respectively. The effective tax rates were (273%) and (83%) in the three months ended March 31, 2016 and 2015, respectively. The difference between the effective tax rates and the 34% federal statutory rate in the three months ended March 31, 2016 and 2015, respectively, resulted primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, and recognition of federal and state research and development credits. In addition, for the three months ended March 31, 2016, the difference between the effective tax rate and the 34% federal statutory rate included windfall tax benefits from stock-based compensation. As discussed in Note 2, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of adoption, the Company recorded windfall tax benefits from stock-based compensation which was offset by valuation allowance in the three months ended March 31, 2016.

 During the three months ended March 31, 2016, the gross amount of the Company’s unrecognized tax benefits decreased approximately $1,885 primarily due to a state tax audit settlement and expiration of statute of limitation on certain foreign income taxes, partially offset by the results of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of March 31, 2016, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $100 due to expiration of statute of limitations on certain foreign income taxes.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

11. Earnings Per Share

The following shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Numerator
Net income (loss)	$220	$(9,708)
Denominator
Weighted average common stock - basic	39,758,201	37,696,518
Effect of potentially dilutive securities:
Add options to purchase common stock	1,312,807	—
Add unvested restricted stock units	2,317,352	—
Add employee stock purchase plan	32,954	—
Weighted average common stock—diluted	43,421,314	37,696,518
Earnings per share
Basic	$0.01	$(0.26)
Diluted	$0.01	$(0.26)

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Common stock options	—	2,935,994
Restricted stock unit	—	4,446,535
Convertible debt	5,727,092	—
	5,727,092	7,382,529

As discussed in Note 2, the Company early adopted ASU 2016-09. Based on the new guidance, the excess tax benefit is no longer included in the weighted diluted common stock calculation under the treasury stock method and therefore, increased the total weighted diluted common stock by 939,192 in the three months ended March 31, 2016. This change was applied prospectively.

12. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At March 31, 2016, 4,019,851 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three months ended March 31, 2016 and 2015.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,256,396	$10.61	5.29	$37,036
Granted	—	—
Exercised	(134,335)	8.18
Canceled	—	—
Outstanding at March 31, 2016	2,122,061	$10.76	5.08	$47,916
Exercisable at March 31, 2016	2,048,724	$10.79	5.02	$46,203
Vested and expected to vest at March 31, 2016	2,121,603	$10.76	5.08	$47,905

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $3,077 and $1,858, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $812 and $1,052 for the three months ended March 31, 2016 and 2015, respectively.

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

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	4,600,869	$15.37
Granted	27,700	26.08
Vested	(537,514)	11.80
Canceled	(63,376)	14.10
Outstanding at March 31, 2016	4,027,679	$15.93
Expected to vest at March 31, 2016	3,940,850

The RSUs includes performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. As of March 31, 2016, the total performance-based units outstanding was 216,642.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000 shares. Total common stock issued under the ESPP during the three months ended March 31, 2016 and 2015 was 164,696 and 160,776, respectively.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	0.45%	0.07%
Expected life (in years)	0.50	0.50
Dividend yield	—	—
Expected volatility	55%	41%
Estimated fair value	$7.26	$5.34

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended March 31,
	2016	2015
Operating expenses
Cost of goods sold	$355	$363
Research and development	4,358	3,786
Sales and marketing	1,066	1,025
General and administrative	1,173	1,246
	$6,952	$6,420

Total unrecognized compensation cost related to unvested stock options at March 31, 2016, prior to the consideration of expected forfeitures, is approximately $49,975 and is expected to be recognized over a weighted-average period of 2.36 years.

The Company early adopted Accounting Standards Update 2016-09. The effect of adoption resulted to a net credit of $5,261 on the beginning balance of accumulated deficit from previously unrecorded deferred tax assets for net operating loss carryover generated by windfall tax benefit. The adoption increased weighted average diluted common stock by 939,192 shares. In addition, the current period’s excess tax benefit related to stock-based compensation is presented as operating activity in the statement of cash flows. The change in the cash flow was adopted retroactively and the Company reclassified $1,251 of excess tax benefit for the three months ended March 31, 2015 from financing activity to operating activity.

13. Fair Value Measurements

The guidance on fair value measurements requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company measures its investments in marketable securities at fair value using the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company has some cash equivalents which consist of money market funds valued using the amortized cost method, in accordance with Rule 2a-7 under the 1940 Act which approximates fair value.

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three months ended March 31, 2016.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets required to be carried at fair value on a recurring basis:

March 31, 2016	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$76,424	$32,958	$43,466
Investment in marketable securities:
US treasury securities	6,008	6,008	—
Municipal bonds	27,285	—	27,285
Corporate notes/bonds	110,559	—	110,559
Government agency bonds	7,476	—	7,476
Commercial papers	30,397	—	30,397
Asset backed securities	7,509	—	7,509
	$265,658	$38,966	$226,692
Liabilities
Convertible Notes	$252,018	$—	$252,018

December 31, 2015	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$102,008	$—	$102,008
Investment in marketable securities:
US treasury securities	2,993	2,993	—
Municipal bonds	20,036	—	20,036
Corporate notes/bonds	14,657	—	14,657
Government agency bonds	4,007	—	4,007
Asset backed securities	1,923	—	1,923
	$145,624	$2,993	$142,631
Liabilities
Convertible Notes	$221,950	$—	$221,950

The Convertible Notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of March 31, 2016 and December 31, 2015, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended March 31,
	2016	2015
China	$25,738	$19,055
United States	9,713	9,456
Japan	7,125	5,213
Other	23,955	25,436
	$66,531	$59,160

As of March 31, 2016, $9,416 of long-lived tangible assets are located outside the United States, of which $7,744 are located in Taiwan. As of December 31, 2015, $7,271 of long-lived tangible assets are located outside the United States of which $5,756 are located in Taiwan.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

15. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of March 31, 2016, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2016 (remaining)	$11,056
2017	4,534
2018	2,193
2019	1,703
2020 and thereafter	576
$20,062

For the three months ended March 31, 2016 and 2015, operating lease expense was $3,093 and $3,043, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third-party subcontractors to manufacture its wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of March 31, 2016, the total value of open purchase orders for wafers was approximately $8,248.

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

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2016 and December 31, 2015.

16.  Subsequent Events

In April 2016, the Compensation Committee granted 1,280,930 RSUs, including performance-based stock units to employees and consultants.

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

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iMB™, iKON™, ColorZ™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. We often refer to our business as covering various data transport segments from “fiber to memory”. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market. We have a wide range product portfolio with many products sold in communication and datacenter markets as of March 31, 2016.

In the first quarter of 2016, we announced the availability of our highly integrated, lowest power 4-level Pulse Amplitude Modulation (PAM4) chipset solutions for intra-data center and inter-data center cloud interconnects. We introduced ColorZ™ reference design, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80km DWDM Data Center Interconnect in QSFP28 form factor. Utilizing advanced Pulse Amplitude Modulation signaling, ColorZ delivers up to 4Tb/s of bandwidth over a single fiber and allows multiple data centers located up to 80km of each other to be connected and act like a single data center. We introduced a highly integrated Silicon Photonics (SiPho) technology platform for 100Gbit/s data center applications. The single-chip SiPho optics includes multi-channel modulators, photodetectors, multiplexers, demultiplexers, optical power monitors and fiber coupling structures all integrated onto a single integrated circuit. We also announced the availability of the industry’s lowest power Clock and Data Recovery Retimer for module applications, IN012525-CQ CMOS CDR and 45GBaud Linear Coherent Product Family, the industry’s first linear ICs enabling 400G coherent solutions for next-generation long haul, metro, and data center applications.

     A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2015 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, we delivered the following financial performance:

•	Total revenue increased by $7.4 million, or 12%, to $66.5 million.

•	Gross profit as a percentage of revenue increased from 51% to 64%.

•	Total operating expenses increased by $4.3 million, or 12%, to $39.7 million.

•	Income from operations increased by $8.0 million, to $2.5 million.

•	Diluted earnings per share increased by $0.27, to $0.01.

The increase in our revenue for the three months ended March 31, 2016 was primarily a result of the increase in consumption of our dual linear transimpedance amplifiers (TIA), quad linear driver products and iPHY products.

The increase in gross margin was due to increase in sale of high margin products as discussed above and lower product cost from the inventory fair value step-up related to the acquired Cortina inventories for the three months ended March 31, 2016 compared to three months ended March 31, 2015.

Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From April 2015 to March 2016, our headcount increased by 31 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share increased primarily due to increase in operating expenses and provision for income taxes, partially offset by increase in revenues.

Our cash and cash equivalents were $138.9 million at March 31, 2016, compared with $283.0 million at December 31, 2015. Cash provided by operating activities of $13.1 million during the three months ended March 31, 2016 compared to $13.5 million during the three months ended March 31, 2015. Cash used in investing activities during the three months ended March 31, 2016 was $155.2 million primarily due to purchases of marketable securities of $148.9 million, purchases of property and equipment of $7.0 million and cost method investment of $2.0 million partially offset by sales and maturities of marketable securities of $2.7 million. Cash used in financing activities of $2.0 million was primarily due to minimum tax withholding paid on behalf of employees of $5.6 million partially offset by proceeds from exercise of stock options and employee stock purchase plan of $4.0 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2016.   We early adopted Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. The effect of adoption is discussed in Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended March 31,
	2016	2015
Total revenue	100%	100%
Cost of revenue	36	49
Gross profit	64	51
Operating expense:
Research and development	42	38
Sales and marketing	11	12
General and administrative	7	10
Total operating expenses	60	60
Income (loss) from operations	4	(9)
Interest expense	(5)	—
Other income	1	—
Income (loss) before income taxes	—	(9)
Provision (benefit) for income taxes	—	7
Net income (loss)	—	(16)%

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Revenue	$66,531	$59,160	$7,371	12%

Total revenue for the three months ended March 31, 2016 increased by $7.4 million primarily due to an increase in average selling price of 39% partially offset by decrease in number of units sold by 19%. The increase in average selling price was due mainly from increased sales and mix of our higher priced products, including dual linear TIA, quad linear driver products and iPHY products. For the three months ended March 31, 2016, the number of units sold decreased by 19% mainly from decrease in consumption of our high speed memory interface products as the enterprise server memory market transitioned from DDR3 solutions to a greater amount of DDR4 solutions where our market share was lower.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$24,272	$29,238	$(4,966)	(17% )
Gross profit	42,259	29,922	12,377	41%
Gross profit as a percentage of revenue	64%	51%	—	13%

Cost of revenue decreased by $5.0 million and gross profit increased by $12.4 million for the three months ended March 31, 2016 compared to the prior year primarily due to increase in revenue from sales our dual linear TIA, quad linear driver and iPHY products which generated higher margins. Gross profit, as a percentage of revenue increased due to sale of high margin products as discussed above and lower product cost from inventory fair value step-up related to the acquired Cortina inventories by $5.9 million, sold during the three months ended March 31, 2015.

Research and Development

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$27,663	$22,722	$4,941	22%

Research and development expense for the three months ended March 31, 2016 increased by $5.0 million due, in part to an increase in research and development headcount and equity awards, which resulted in a $1.4 million increase in personnel costs and stock-based compensation expense. In addition, external test services, pre-production engineering mask costs and laboratory supplies increased by $0.7 million. Further, reimbursement from customers related to research and development contracts decreased by $2.7 million due to completion of projects. Depreciation and allocated expenses increased by $0.8 million, primarily, due to an increase in equipment and research and development activities. These increases were partially offset by decrease in third-party consultants by $0.4 million due to increase in number of employees.   The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing products.

Sales and Marketing

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$7,093	$6,869	$224	3%

Sales and marketing expense for the three months ended March 31, 2016 increased slightly primarily due to increase in personnel costs, including stock-based compensation expense of $0.1 million and expenses related to trade shows of $0.1 million.

General and Administrative

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$4,957	$5,812	$(855)	(15%	)

General and administrative expenses for the three months ended March 31, 2016 decreased by $0.9 million primarily due to decrease in outside legal and accounting fees by $0.6 million in connection with the completion of the Cortina acquisition and reduced expenditures for litigation matters described in Note 15 of the notes to our condensed consolidated financial statements.

Provision for Income Tax

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Provision (benefit) for income tax	$(161)	$4,394	$(4,555)	(104%	)

We determined its interim provision using an estimated single annual effective tax rate for all tax jurisdictions for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company determined its interim tax provision applying a separate estimated annual effective tax rate to its loss jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three months ended March 31, 2015 from the Singapore operation and did not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to the Singapore jurisdiction to compute the March 31, 2015 interim tax provision.

The income tax benefit of $0.2 million for the three months ended March 31, 2016 reflects an effective tax rate of (273%). The effective tax rate for the three months ended March 31, 2016 differed from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation from early adoption of Accounting Standards Update 2016-9.

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

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents and investments in marketable securities of $328.2 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$13,078	$13,505
Net cash used in investing activities	(155,230)	(3,211)
Net cash used in financing activities	(1,953)	(1,118)
Net increase (decrease) in cash and cash equivalents	$(144,105)	$9,176

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2016 primarily reflected depreciation and amortization of $7.2 million, stock-based compensation expense of $7.0 million, accretion of convertible debt of $2.4 million and increase in accounts payable of $3.4 million partially offset by increases in accounts receivable of $2.6 million, prepaid expenses and other assets of $1.4 million and decrease in accrued expenses of $3.4 million. Our accounts payable increased due to increased production volume. Our accounts receivable increased due to shipments to higher product shipments to customers. Our accrued expenses decreased due to timing of payment of employee related expenses.

Net cash provided by operating activities during the three months ended March 31, 2015 primarily reflected decreases in inventories of $3.3 million and prepaid expenses and other assets of $1.6 million, change in income tax payable/receivable of $2.3 million, depreciation and amortization of $6.4 million, stock-based compensation expense of $6.4 million and deferred income taxes of $2.6 million, partially offset by net loss of $9.7 million. Our inventories decreased due to shipments and amortization of inventory step-up value and prepaid expenses and other assets decreased due to settlement of non-trade receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2016 consisted of cash used to purchase property and equipment of $7.0 million and purchases of marketable securities of $148.9 million and cost method investment of $2.0 million, partially offset by sales and maturities of marketable securities of $2.7 million.

Net cash used in investing activities during the three months ended March 31, 2015, consisted of cash used to purchase property and equipment of $3.4 million and purchases of marketable securities of $4.6 million, partially offset by sales and maturities of marketable securities of $4.7 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2016 consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $5.6 million, payment of costs related to debt issuance of $0.4 million partially offset by proceeds from exercise of stock options and employee stock purchase plan of $4.0 million.

Net cash used in financing activities during the three months ended March 31, 2015 consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $4.1 million partially offset by proceeds from exercise of stock options and employee stock purchase plan of $3.0 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of March 31, 2016 consisted of $328.2 million of cash, cash equivalents and investments in marketable securities, of which $28.1 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2016 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016. See note 15 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of March 31, 2016.

 Off-Balance Sheet Arrangements

At March 31, 2016, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $328.2 million and $326.7 million at March 31, 2016 and December 31, 2015, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of March 31, 2016 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate/government agency bonds, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of March 31, 2016, we had outstanding debt of $230 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Foreign Currency Risk

To date, our international customer and vendor agreements have been denominated almost exclusively in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and currently enter into immaterial foreign currency hedging transactions.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that such controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards, but management does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is set forth under Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, and is hereby incorporated by reference herein. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors below.

Item 1A. Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

May 4, 2016

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