Form 10-Q
period 2016-06-30
INPHI Corp
filed 2016-08-09
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of August 5, 2016 was 40,684,054.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$146,914	$283,044
Investments in marketable securities	180,900	43,616
Accounts receivable, net	39,035	30,418
Inventories	11,813	12,364
Income tax receivable	246	327
Prepaid expenses and other current assets	5,862	3,574
Current assets held for sale	10,468	5,532
Total current assets	395,238	378,875
Property and equipment, net	35,560	33,624
Goodwill	8,440	8,440
Identifiable intangible assets, net	59,933	66,289
Deferred tax charge	2,263	2,322
Other assets, net	14,280	12,126
Noncurrent assets held for sale	—	3,370
Total assets	$515,714	$505,046
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,263	$5,851
Deferred revenue	3,988	4,654
Accrued employee expenses	10,002	13,719
Other accrued expenses	4,408	3,246
Other current liabilities	986	1,018
Current liabilities held for sale	5,193	5,490
Total current liabilities	31,840	33,978
Convertible debt	176,728	171,701
Other long-term liabilities	2,937	8,697
Total liabilities	211,505	214,376
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,612,952 and 39,389,280 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	41	39
Additional paid-in capital	399,833	392,616
Accumulated deficit	(96,729)	(102,741)
Accumulated other comprehensive income	1,064	756
Total stockholders’ equity	304,209	290,670
Total liabilities and stockholders’ equity	$515,714	$505,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$60,524	$49,513	$114,615	$92,459
Cost of revenue	19,275	17,527	36,396	39,692
Gross profit	41,249	31,986	78,219	52,767
Operating expenses:
Research and development	27,321	22,687	51,308	40,776
Sales and marketing	5,809	5,184	11,594	10,802
General and administrative	4,120	5,433	9,077	11,245
Total operating expenses	37,250	33,304	71,979	62,823
Income (loss) from operations	3,999	(1,318)	6,240	(10,056)
Interest expense	(3,171)	—	(6,303)	—
Other income (expense)	418	(95)	887	73
Income (loss) before income taxes from continuing operations	1,246	(1,413)	824	(9,983)
Provision (benefit) for income taxes	303	(869)	(29)	1,869
Net income (loss) from continuing operations	943	(544)	853	(11,852)

Income (loss) from discontinued operations	(566)	(607)	(85)	2,649
Provision (benefit) for income taxes	(154)	(1,151)	17	505
Net income (loss) from discontinued operations	(412)	$544	$(102)	$2,144
Net income (loss)	$531	$—	$751	$(9,708)
Earnings per share:
Basic
Net income (loss) from continuing operations	$0.02	$(0.01)	$0.02	$(0.31)
Net income (loss) from discontinued operations	(0.01)	0.01	—	0.05
Basic earnings per share	$0.01	$—	$0.02	$(0.26)
Diluted
Net income (loss) from continuing operations	$0.02	$(0.01)	$0.02	$(0.31)
Net income (loss) from discontinued operations	(0.01)	0.01	—	0.05
Diluted earnings per share	$0.01	$—	$0.02	$(0.26)
Weighted-average shares used in computing earnings per share:
Basic	40,412,319	38,431,307	40,085,260	38,065,942
Diluted	43,838,488	38,431,307	43,680,317	38,065,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$531	$—	$751	$(9,708)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of tax	87	(74)	313	(27)
Realized gain reclassified into earnings, net of tax	(5)	—	(5)	(9)
Comprehensive income (loss)	$613	$(74)	$1,059	$(9,744)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$751	$(9,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,952	12,919
Stock-based compensation	14,732	13,622
Impairment of in-process research and development	—	1,750
Deferred income taxes and deferred tax charge	59	352
Accretion of convertible debt and amortization of debt issuance costs	5,027	—
Amortization of premium on marketable securities	675	277
Loss on disposal of property and equipment	—	438
Other noncash items	(6)	(7)
Changes in assets and liabilities:
Accounts receivable	(8,617)	1,423
Inventories	348	2,266
Prepaid expenses and other assets	(991)	1,657
Income tax payable/receivable	(40)	1,280
Accounts payable	1,512	952
Accrued expenses	(2,512)	331
Deferred revenue	(780)	(71)
Other liabilities	(410)	(913)
Net cash provided by operating activities	24,700	26,568
Cash flows from investing activities
Purchases of property and equipment	(11,755)	(6,638)
Proceeds from sale of property and equipment	—	75
Purchases of marketable securities	(171,704)	(7,947)
Sales of marketable securities	1,785	3,226
Maturities of marketable securities	31,715	5,580
Purchase of cost- method investment in private company	(2,000)	—
Net cash used in investing activities	(151,959)	(5,704)
Cash flows from financing activities
Proceeds from exercise of stock options	2,607	4,469
Proceeds from employee stock purchase plan	3,150	1,977
Convertible bonds issuance costs paid	(353)	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(13,550)	(8,035)
Long-term loan	(725)	—
Net cash used in financing activities	(8,871)	(1,589)
Net increase (decrease) in cash and cash equivalents	(136,130)	19,275
Cash and cash equivalents at beginning of period	283,044	30,366
Cash and cash equivalents at end of period	$146,914	$49,641

Supplemental Cash Flow Information
Income taxes paid	$183	$631
Interest paid	$1,243	$—

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

          The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2016, and its consolidated results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

On June 29, 2016, the Company signed a definitive agreement to sell the memory product business to Rambus Inc. for $90,000 in cash inclusive of $11,250 which will be placed into escrow for a period of twelve months following the closing as security for the Company’s indemnification obligations pursuant to the agreement. The sale was completed on August 4, 2016. The Company's consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of the memory product business as discontinued operations. In addition, the assets and liabilities to be disposed of have been treated and classified as held for sale. For more information on discontinued operations, see Note 3.

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

In March 2016, the FASB issued a guidance in the assessment whether an entity is a principal or an agent in the new revenue standard (gross versus net revenue presentation). The guidance has the same effective date and transition requirements as the new revenue standard, which is effective for calendar year ¬end public companies in 2018 with early adoption permitted in 2017.

In March 2016, the FASB issued a guidance that will change certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than the minimum for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance allows entities to estimate forfeiture or recognize forfeitures when they occur. It also requires presentation of excess tax benefits as an operating activity and cash paid by employer to taxing authorities on the employees’ behalf for withheld shares as financing activity on the statement of cash flows. The Company early adopted this standard at the beginning of 2016 and the effect of adoption is discussed in Note 13 of the condensed consolidated financial statements.

In April 2016, the FASB issued a guidance which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The guidance changed the previous proposals on renewals of right-of-use licenses and contractual restrictions. The guidance has the same effective date and transition requirements as the new revenue standard, which is effective for calendar year ¬end public companies in 2018 with early adoption permitted in 2017.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Discontinued Operations

In June 2016, the Company announced sale of its memory product business (the “Business”) to Rambus Inc. for $90,000 in cash, $11,250 of which will be placed into escrow for a period of the twelve months following the closing as security for the Company’s indemnification obligations pursuant to the Asset Purchase Agreement dated June 29, 2016. The sale was completed on August 4, 2016. The divestiture of the Business was part of a strategic plan to focus on and increase investments in the Company’s communication business. The assets and liabilities of the Business have been classified as held for sale and the results of operations are shown in net income (loss) from discontinued operations. The Company’s condensed consolidated financial statements and the accompanying notes for current and prior periods have been restated.

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015

Assets
Current assets
Inventories	$5,667	$5,464
Prepaid expenses and other current assets	180	68
Property and equipment, net	3,907	—
Goodwill	714	—
Total current assets held for sale	10,468	5,532
Noncurrent assets
Property and equipment, net	—	2,656
Goodwill	—	714
Assets held for sale	$10,468	$8,902
Liabilities
Accounts payable	$2,168	$2,538
Deferred revenue	1,899	2,013
Other accrued expenses	1,126	939
Liabilities held for sale	$5,193	$5,490

The results of discontinued operations for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$9,766	$11,159	$22,206	$27,373
Cost of revenue	(5,053)	(5,749)	(12,204)	(12,822)
Operating expenses	(5,279)	(6,017)	(10,263)	(11,902)
Other income	—	—	176	—
Benefit (provision) for income taxes	154	1,151	(17)	(505)
Net income (loss) from discontinued operations	$(412)	$544	$(102)	$2,144

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The results of discontinued operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation and amortization	$459	$390	$958	$853
Stock-based compensation expense	1,056	1,075	2,010	2,118
Property and equipment expenditures	794	122	2,198	158

4. Investments

The following table summarizes the investments by investment category:

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. treasury securities	$6,000	$6,012	$2,998	$2,993
Municipal bonds	28,215	28,239	20,042	20,036
Corporate notes/bonds	109,147	109,340	14,700	14,657
Government agency bonds	6,440	6,444	4,011	4,007
Commercial paper	23,540	23,541	—	—
Asset backed securities	7,312	7,324	1,926	1,923
Total investments	$180,654	$180,900	$43,677	$43,616

As of June 30, 2016, the Company had 13 investments that were in an unrealized loss position. The gross unrealized losses on these investments at June 30, 2016 of $13 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment which was reclassified from other comprehensive income was included in other income in the condensed consolidated statements of income.

The contractual maturities of available-for-sale securities at June 30, 2016 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$139,785	$139,854
Due between one and five years	40,869	41,046
	$180,654	$180,900

5. Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015

Raw materials	$1,207	$2,491
Work in process	3,799	2,503
Finished goods	6,807	7,370
	$11,813	$12,364

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Finished goods include $862 and $1,435 of inventories held by distributors as of June 30, 2016 and December 31, 2015, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Laboratory and production equipment	$54,376	$46,875
Office, software and computer equipment	20,514	18,556
Furniture and fixtures	1,301	1,264
Leasehold improvements	5,952	5,866
	82,143	72,561
Less accumulated depreciation	(46,583)	(38,937)
	$35,560	$33,624

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2016 was $4,086 and $7,638, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2015 was $2,921 and $5,696, respectively.

As of June 30, 2016 and December 31, 2015, computer software costs included in property and equipment were $6,384 and $5,929, respectively. Amortization expense of capitalized computer software costs was $299 and $586 for the three and six months ended June 30, 2016, respectively. Amortization expense of capitalized computer software costs was $249 and $482 for the three and six months ended June 30, 2015, respectively.

Property and equipment not paid as of June 30, 2016 and December 31, 2015 were $1,975 and $1,949, respectively.

Depreciation and amortization expense of property and equipment held for sale for the three and six months ended June 30, 2016 was $459 and $958, respectively. Depreciation and amortization expense of property and equipment held for sale for the three and six months ended June 30, 2015 was $390 and $853, respectively.

7. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$71,570	$20,105	$51,465	$71,570	$14,356	$57,214
Customer relationships	8,170	1,427	6,743	8,170	1,018	7,152
Trade name	920	322	598	920	230	690
Patents	1,579	452	1,127	1,579	346	1,233
	$82,239	$22,306	$59,933	$82,239	$15,950	$66,289

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents amortization of intangible assets for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$2,875	$2,875	$5,750	$5,750
Sales and marketing	204	204	408	408
General and administrative	99	106	198	213
	$3,178	$3,185	$6,356	$6,371

In the three months ended June 30, 2015, the Company abandoned the project related to in-process research and development and recorded an impairment charge of $1,750 included in the research and development expenses in the condensed consolidated statements of income.

Based on the amount of intangible assets subject to amortization at June 30, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2016 (remaining)	$6,350
2017	12,682
2018	12,648
2019	11,078
2020	6,394
Thereafter	10,781
$59,933

The weighted-average amortization periods remaining by intangible asset category are as follows (in years):

Developed technology	4.87
Customer relationship	8.25
Others	9.65

8. Product Warranty Obligation

As of June 30, 2016 and December 31, 2015, the product warranty liability was $110. There was no movement in product warranty liability during the three and six months ended June 30, 2016 and 2015.

9. Convertible debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes). The Convertible Notes will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes, which represents an initial conversion price of approximately $40.16 per share.  The total interest expense recognized for the three months ended June 30, 2016 was $3,171, which consists of $521 of contractual interest expense, $2,432 of amortization of debt discount and $218 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2016 was $6,303, which consists of $1,276 of contractual interest expense, $4,613 of amortization of debt discount and $414 of amortization of debt issuance costs.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10. Other long-term liabilities

 Other long-term liabilities consist of the following:

	June 30, 2016	December 31, 2015
Deferred rent	$1,348	$1,728
Income tax payable	1,589	6,969
	$2,937	$8,697

11. Income Taxes

The Company determined its interim provision using an estimated single annual effective tax rate for all tax jurisdictions for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company determined its interim tax provision applying a separate estimated annual effective tax rate to its loss jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and six months ended June 30, 2015 from the Singapore operation and did not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to the Singapore jurisdiction to compute the Company’s interim tax expense.

The Company recorded an income tax provision (benefit) from continuing operations of $303 and ($29) in the three and six months ended June 30, 2016, respectively. The effective tax rate for the three and six months ended June 30, 2016 was 24% and (4%), respectively. The difference between the effective tax rates and the 34% federal statutory rate was primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation from early adoption of Accounting Standards Update 2016-09. The Company recorded an income tax provision (benefit) from continuing operations of ($869) and $1,869 in the three and six months ended June 30, 2015, respectively. The effective tax rate for the three and six months ended June 30, 2015 was 61% and (19%), respectively. The difference between the effective tax rates and the 34% federal statutory rate was primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, stock-based compensation adjustments and recognition of state research and development credits.

 During the three and six months ended June 30, 2016, the gross amount of the Company’s unrecognized tax benefits increased (decreased) by approximately $296 and ($1,588), respectively primarily due to a state tax audit settlement and expiration of the statute of limitations on certain foreign income taxes, partially offset by the results of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of June 30, 2016, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $100 due to the expiration of statute of limitations on certain foreign income taxes.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

12. Earnings Per Share

The following shows the reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average common stock—basic	40,412,319	38,431,307	40,085,260	38,065,942
Effect of potentially dilutive securities:
Add options to purchase common stock	1,324,796	—	1,327,237	—
Add unvested restricted stock unit	2,101,373	—	2,234,865	—
Add employee stock purchase plan	—	—	32,955	—
Weighted-average common stock—diluted	43,838,488	38,431,307	43,680,317	38,065,942

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common stock options	—	2,615,744	—	2,774,985
Restricted stock unit	939,346	4,856,581	479,679	4,652,690
Convertible debt	5,727,092	—	5,727,092	—
	6,666,438	7,472,325	6,206,771	7,427,675

As discussed in Note 2, the Company early adopted ASU 2016-09. Based on the new guidance, the excess tax benefit is no longer included in the weighted diluted common stock calculation under the treasury stock method and therefore, increased the total weighted diluted common stock by 969,985 and 971,547 in the three and six months ended June 30, 2016, respectively. This change was applied prospectively.

13. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At June 30, 2016, 2,889,858 shares of common stock have been reserved for future grants under the 2010 Plan.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock Option Awards

The Company did not grant any stock options during the three and six months ended June 30, 2016 and 2015.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,256,396	$10.61	5.29	$37,036
Granted	—	—
Exercised	(311,985)	9.25
Canceled	(3,167)	8.83
Outstanding at June 30, 2016	1,941,244	$10.83	4.84	$41,159
Exercisable at June 30, 2016	1,897,477	$10.84	4.79	$40,207
Vested and expected to vest at June 30, 2016	1,941,021	$10.83	4.84	$41,155

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $6,855 and $7,971, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $2,607 and $4,469, respectively, for the six months ended June 30, 2016 and 2015.

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

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	4,600,869	$15.37
Granted	1,394,799	32.68
Vested	(1,205,465)	14.31
Canceled	(297,315)	17.38
Outstanding at June 30, 2016	4,492,888	$20.89
Expected to vest at June 30, 2016	4,378,136

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the three and six months ended June 30, 2016 was 31,786. As of June 30, 2016, the total performance-based units outstanding was 300,356.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000 shares. The total common stock issued under the ESPP during the six months ended June 30, 2016 and 2015 was 164,696 and 160,776, respectively.

The fair value of the ESPP is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	0.45%	0.07%
Expected life (in years)	0.50	0.50
Dividend yield	—	—
Expected volatility	55%	41%
Estimated fair value	$7.26	$5.34

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses
Cost of goods sold	$426	$358	$761	$696
Research and development	4,684	3,510	8,398	6,546
Sales and marketing	952	884	1,728	1,641
General and administrative	662	1,375	1,835	2,621
Discontinued operations	1,056	1,075	2,010	2,118
	$7,780	$7,202	$14,732	$13,622

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at June 30, 2016, prior to the consideration of expected forfeitures, is approximately $79,366 and is expected to be recognized over a weighted-average period of 2.95 years.

The Company early adopted Accounting Standards Update 2016-09. The effect of adoption resulted to a net credit of $5,261 on the beginning balance of accumulated deficit from previously unrecorded deferred tax assets for net operating loss carryover generated by windfall tax benefit. The adoption increased weighted average diluted common stock by 969,985 and 971,547 in the three and six months ended June 30, 2016, respectively. In addition, the current period’s excess tax benefit related to stock-based compensation is presented as operating activity in the statement of cash flows. The change in the cash flow was adopted retrospectively and the Company reclassified $829 of excess tax benefit for the six months ended June 30, 2015 from financing activity to operating activity.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and six months ended June 30, 2016.

The following table presents information about assets required to be carried at fair value on a recurring basis:

June 30, 2016	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$85,465	$20,967	$64,498
Investment in marketable securities:
US treasury securities	6,012	6,012	—
Municipal bonds	28,239	—	28,239
Corporate notes/bonds	109,340	—	109,340
Government agency bonds	6,444	—	6,444
Commercial papers	23,541	—	23,541
Asset backed securities	7,324	—	7,324
	$266,365	$26,979	$239,386
Liabilities
Convertible Notes	$243,253	$—	$243,253

December 31, 2015	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$102,008	$—	$102,008
Investment in marketable securities:
US treasury securities	2,993	2,993	—
Municipal bonds	20,036	—	20,036
Corporate notes/bonds	14,657	—	14,657
Government agency bonds	4,007	—	4,007
Asset backed securities	1,923	—	1,923
	$145,624	$2,993	$142,631
Liabilities
Convertible Notes	$221,950	$—	$221,950

The Convertible Notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of June 30, 2016 and December 31, 2015, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
China	$19,947	$15,291	$40,514	$29,818
United States	6,495	8,840	14,467	16,262
Thailand	10,974	9,462	16,652	14,925
Japan	8,717	5,523	15,842	10,731
Other	14,391	10,397	27,140	20,723
	$60,524	$49,513	$114,615	$92,459

As of June 30, 2016, $6,079 of long-lived tangible assets are located outside the United States, of which $5,441 are located in Taiwan. As of December 31, 2015, $5,054 of long-lived tangible assets are located outside the United States of which $4,372 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2021. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of June 30, 2016, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2016 (remaining)	$8,118
2017	4,539
2018	2,190
2019	1,713
2020 and thereafter	288
$16,848

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

For the three and six months ended June 30, 2016, lease operating expense was $3,811 and $6,094, respectively. For the three and six months ended June 30, 2015, lease operating expense was $2,974 and $6,017, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture its wafers. These subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of June 30, 2016, the total value of open purchase orders for wafers was approximately $9,394.

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

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that were alleged to infringe, and at present, the USPTO has determined that almost all of the originally filed claims are not valid, with certain amended claims being determined patentable. It is expected that a Reexamination Certificate will issue for U.S. Patent No. 7,532,537 based upon amended claims, and the parties continue to assert their respective positions with respect to the reexamination proceedings for U.S. Patent Nos. 7,619,912 and 7,636,274.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2016 and December 31, 2015.

17.  Subsequent Events

On August 4, 2016, the Company completed the sale of its memory product business to Rambus Inc. In connection with the sale, the Company entered into a transition service agreement with Rambus Inc. under which the Company will provide certain services on an interim, transitional basis, for a period of six months. The gain from the sale of the memory product business is expected to be material which will be reported in the third quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs, our operating capital expenditures and requirements and our needs for additional financing and potential consequences thereof, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part II, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iMB™, iKON™, ColorZ™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications, datacenter and computing markets. We often refer to our business as covering various data transport segments from “fiber to memory”. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers, storage platforms, test and measurement equipment and military systems. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market and high-speed memory interface solutions for the computing market. We have a wide range product portfolio with many products sold in communication and datacenter markets as of June 30, 2016.

In June 2016, we announced sale of the memory product business to Rambus Inc. for $90 million in cash, $11.25 million of which will be placed into escrow for a period of the twelve months following the closing as security for our indemnification obligations pursuant to the asset purchase agreement, dated June 29, 2016 by and among us, Rambus Inc., Bell ID Singapore Ptd Ltd. and Inphi International Pte. Ltd. The sale was completed on August 4, 2016. The divestiture of the memory product business was part of a strategic plan to focus on and increase investments in the communication business. The assets and liabilities of the memory product business have classified as held for sale and the results of operations are shown in net income (loss) from discontinued operations.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2015 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, we delivered the following financial performance:

•

Revenue from continuing operations increased by $11.0 million, or 22%, to $60.5 million in the three months ended June 30, 2016. In the six months ended June 30, 2016, total revenue increased by $22.2 million, or 24%, to $114.6 million.

•

Gross profit from continuing operations as a percentage of revenue increased to 68.2% from 64.6% in the three months ended June 30, 2016. In the six months ended June 30, 2016, gross profit as a percentage of revenue increased to 68.2% from 57.1%.

•

Total operating expenses from continuing operations increased by $3.9 million, or 12%, to $37.2 million in the three months ended June 30, 2016. In the six months ended June 30, 2016, total operating expenses increased by $9.2 million, or 15%, to $72.0 million.

•

Income from continuing operations increased by $5.3 million, or 403%, to $4.0 million in the three months ended June 30, 2016. In the six months ended June 30, 2016, income from operations increased by $16.3 million, or 162%, to $6.2 million.

•

Diluted earnings per share from continuing operations increased by $0.03 from ($0.01) in the three months ended June 30, 2016. In the six months ended June 30, 2016, diluted earnings per share increased by $0.33 from ($0.31).

The increase in our revenue for the three and six months ended June 30, 2016 was a result of the increase in consumption of our dual linear transimpedance amplifiers (TIA), quad linear driver products and complementary metal oxide semiconductor based 100G physical layers (iPHY) products.

The increase in gross margin was due to increase in sale of high margin products as discussed above and lower product cost from the inventory fair value step-up related to the acquired Cortina inventories for the three and six months ended June 30, 2016.

Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From July 2015 to June 2016, our headcount increased by 20 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share increased primarily due to increase in revenue partially offset by increase in operating expenses.

Our cash and cash equivalents were $146.9 million at June 30, 2016, compared with $283.0 million at December 31, 2015. Cash provided by operating activities was $24.7 million during the six months ended June 30, 2016 compared to $26.6 million during the six months ended June 30, 2015. Cash used in investing activities during the six months ended June 30, 2016 was $152.0 million primarily due to purchases of marketable securities of $171.7 million and purchases of property and equipment of $11.8 million offset by sales and maturities of marketable securities of $33.5 million and cost method investment of $2.0 million. Cash used in financing activities of $8.9 million was primarily due to minimum tax withholding paid on behalf of employees of $13.6 million and loan to supplier of $0.7 million offset by proceeds from the exercise of stock options and employee stock purchase plan of $5.8 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2016. We early adopted Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. The effect of adoption is discussed in Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue	100%	100%	100%	100%
Cost of revenue	32	35	32	43
Gross profit	68	65	68	57
Operating expenses:
Research and development	44	46	45	44
Sales and marketing	10	11	10	12
General and administrative	7	11	8	12
Total operating expenses	61	68	63	68
Income (loss) from operations	7	(3)	5	(11)
Interest expense	(5)	—	(5)	—
Other income	—	—	1	—
Income (loss) from continuing operations before income taxes	2	(3)	1	(11)
Provision (benefit) for income taxes	—	(2)	—	2
Net income (loss) from continuing operations	2	(1)	1	(13)
Net income (loss) from discontinued operations, net of tax	(1)	1	—	2
Net income (loss)	1%	—	1%	(11)%

Comparison of Three and Six Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Total revenue	$60,524	$49,513	$11,011	22%

	Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Total revenue	$114,615	$92,459	$22,156	24%

Total revenue for the three and six months ended June 30, 2016 increased compared to corresponding 2015 periods due to changes in average selling price and number of units sold. For the three and six months ended June 30, 2016, the average selling price increased by 4% and 17%, respectively. For the three and six months ended June 30, 2016, the number of units sold increased by 18% and 6%, respectively. The increases in number of units sold and average selling price were mainly due to increased sales and mix of our higher priced products, including dual linear TIA, quad linear driver products and iPHY products.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$19,275	$17,527	$1,748	10%
Gross profit	$41,249	$31,986	$9,263	29%
Gross profit as a percentage of revenue	68%	65%	—	3%

	Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$36,396	$39,692	$(3,296)	(8% )
Gross profit	$78,219	$52,767	$25,452	48%
Gross profit as a percentage of revenue	68%	57%	—	11%

Cost of revenue and gross profit for the three months ended June 30, 2016, increased compared to the three months ended June 30, 2015 primarily due to an increased sales and mix of our higher priced products, including dual linear TIA, quad linear driver products and iPHY products. Cost of revenue decreased and gross profit increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increased sales of high margin products as discussed above and lower product cost from an inventory fair value step-up related to the acquired Cortina inventories by $7 million, sold during the six months ended June 30, 2015.

Research and Development

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$27,321	$22,687	$4,634	20%

	Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$51,308	$40,776	$10,532	26%

Research and development expenses for the three and six months ended June 30, 2016 increased compared to the corresponding 2015 periods primarily due to the increase in research and development headcount, salaries and equity awards, which resulted in a $2.5 million and $4.0 million increase in personnel costs and stock-based compensation expense, respectively. CAD software tool license expense increased by $0.7 million and $0.9 million for the three and six months ended June 30, 2016, respectively, due mainly to increased headcount in engineering. Reimbursement from customers related to research and development contracts decreased by $2.5 million and $5.2 million for the three and six months ended June 30, 2016, respectively. For the six months ended June 30, 2016, laboratory supplies consumption increased by $1.2 million due to increase in research projects. The increases were partially offset by the abandonment of the project related to in-process research and development costs which resulted in an impairment charge of $1.8 million for the three and six months June 30, 2015. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing product offerings.

Sales and Marketing

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$5,809	$5,184	$625	12%

	Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$11,594	$10,802	$792	7%

Sales and marketing expenses for the three and six months ended June 30, 2016 increased compared to the corresponding 2015 periods primarily due to increase in personnel costs, including stock-based compensation expense of $0.2 million.

General and Administrative

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$4,120	$5,433	$(1,313)	(24%	)

	Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$9,077	$11,245	$(2,168)	(19%	)

General and administrative expenses for the three and six months ended June 30, 2016 decreased compared to the corresponding 2015 periods due to decrease in stock-based compensation expense by $0.7 million and $0.8 million, respectively mainly from vesting of grant to an officer. In the six months ended June 30, 2016, outside legal and accounting fees decreased by $0.6 million in connection with the completion of the Cortina acquisition and reduced expenditures for litigation matters described in Note 16 of the notes to our condensed consolidated financial statements. In the three and six months ended June 30, 2015, we incurred a loss of $0.5 million from the disposal of certain property and equipment from the Cortina acquisition.

Provision (benefit) for Income Taxes

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$303	$(869)	$1,172	135%

	Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(29)	$1,869	$(1,898)	(102%	)

We determined the interim provision using an estimated single annual effective tax rate for all tax jurisdictions for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, we determined our interim tax provision applying a separate estimated annual effective tax rate to its loss jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three and six months ended June 30, 2015 for the Singapore operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to the Singapore jurisdiction to compute the interim tax expense.

The income tax provision (benefit) from continuing operations for the three and six months ended June 30, 2016 reflects an effective tax rate of 24% and (4%), respectively. The effective tax rates for the three and six months ended June 30, 2016 differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation from early adoption of Accounting Standards Update 2016-09.

The income tax provision (benefit) from continuing operations for the three and six months ended June 30, 2015 reflects an effective tax rate of 61% and (19%), respectively. The effective tax rates for the three and six months ended June 30, 2015 differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits and recognition of state research and development credits.

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents and investments in marketable securities of $327.8 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$24,700	$26,568
Net cash used in investing activities	(151,959)	(5,704)
Net cash used in financing activities	(8,871)	(1,589)
Net increase (decrease) in cash and cash equivalents	$(136,130)	$19,275

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2016 primarily reflected depreciation and amortization of $15.0 million, stock-based compensation expense of $14.7 million, accretion of convertible debt of $5.0 million and increase in accounts payable of $1.5 million partially offset by increases in accounts receivable of $8.6 million, prepaid expenses and other assets of $1.0 million and decrease in accrued expenses of $2.5 million. Our accounts payable increased due to increased production volume. Our accounts receivable increased due to higher product shipments to customers. Our accrued expenses decreased due to the timing of payment of employee related expenses. Our prepaid expenses and other assets increased due to additional subscriptions.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 consisted of cash used to purchase property and equipment of $11.8 million and purchases of marketable securities of $171.7 million and cost method investment of $2.0 million, partially offset by sales and maturities of marketable securities of $33.5 million.

Net cash used in investing activities during the six months ended June 30, 2015, consisted of cash used to purchase property and equipment of $6.6 million and purchases of marketable securities of $7.9 million, offset by sales and maturities of marketable securities of $8.8 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2016 consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $13.6 million, payment of costs related to debt issuance of $0.4 million, loan to supplier of $0.7 million partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $5.8 million.

Net cash used in financing activities during the six months ended June 30, 2015 consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $8.0 million, partially offset by proceeds from the exercises of stock options and employee stock purchase plan of $6.4 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of June 30, 2016 consisted of $327.8 million of cash, cash equivalents and investments in marketable securities, of which $29.5 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2016 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016. See note 16 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of June 30, 2016.

Off-Balance Sheet Arrangements

At June 30, 2016, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $327.8 million and $326.7 million at June 30, 2016 and December 31, 2015, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of June 30, 2016 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate/government agency bonds, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

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

Item 4.      Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that such controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards, but management does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is set forth under Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, and is hereby incorporated by reference herein. For an additional discussion of certain risks associated with legal proceedings, see Item 1A. Risk Factors, below.

Item 1A. Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein.

We may sell one or more of our product lines, from time to time, as a result of our evaluation of our products and markets, and any such divestiture could adversely affect our continuing business and our expenses, revenues, results of operation, cash flows and financial position.

We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. For example, in June 2016, we entered into an asset purchase agreement with Rambus, Inc. pursuant to which we agreed to sell our memory product business for $90 million in cash. Any such divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

Divestitures of product lines have inherent risks, including the expense of selling the product line, the possibility that any anticipated sale will not occur, delays in closing any sale, the risk of lower-than-expected proceeds from the sale of the divested business, unexpected costs associated with the separation of the business to be sold from the seller’s information technology and other operating systems, and potential post-closing claims for indemnification or breach of transition services obligations of the seller. Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to the seller’s fixed cost structure, and a seller may experience varying success in reducing fixed costs or transferring liabilities previously associated with the divested business.

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

10.1	Asset Purchase Agreement dated June 29, 2016 by and among Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
INPHI CORPORATION,

August 9, 2016

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

10.1	Asset Purchase Agreement dated June 29, 2016 by and among Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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