Form 10-Q
period 2016-09-30
INPHI Corp
filed 2016-11-07
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of November 3, 2016 was 41,220,402.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$448,039	$283,044
Investments in marketable securities	245,420	43,616
Accounts receivable, net	41,426	30,418
Inventories	14,786	12,628
Income tax receivable	184	327
Prepaid expenses and other current assets	18,461	3,574
Current assets held for sale	—	5,268
Total current assets	768,316	378,875
Property and equipment, net	34,281	33,624
Goodwill	8,440	8,440
Identifiable intangible assets, net	56,757	66,289
Deferred tax charge	1,422	2,322
Other assets, net	5,851	12,126
Noncurrent assets held for sale	—	3,370
Total assets	$875,067	$505,046
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,275	$5,851
Deferred revenue	3,765	4,654
Accrued employee expenses	12,390	13,719
Other accrued expenses	7,559	3,246
Other current liabilities	5,397	1,018
Current liabilities held for sale	—	5,490
Total current liabilities	41,386	33,978
Convertible debt	390,936	171,701
Other long-term liabilities	3,210	8,697
Total liabilities	435,532	214,376
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 41,065,507 and 39,389,280 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	41	39
Additional paid-in capital	455,761	392,616
Accumulated deficit	(17,157)	(102,741)
Accumulated other comprehensive income	890	756
Total stockholders’ equity	439,535	290,670
Total liabilities and stockholders’ equity	$875,067	$505,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$70,750	$47,377	$185,365	$139,836
Cost of revenue	22,562	16,644	58,958	56,336
Gross margin	48,188	30,733	126,407	83,500
Operating expenses:
Research and development	25,897	22,816	77,205	63,592
Sales and marketing	6,688	5,217	18,282	16,019
General and administrative	5,359	4,387	14,436	15,632
Total operating expenses	37,944	32,420	109,923	95,243
Income (loss) from operations	10,244	(1,687)	16,484	(11,743)
Interest expense	(3,987)	—	(10,290)	—
Other income	1,869	27	2,756	100
Income (loss) before income taxes from continuing operations	8,126	(1,660)	8,950	(11,643)
Provision for income taxes	1,530	223	1,501	2,092
Net income (loss) from continuing operations	6,596	(1,883)	7,449	(13,735)

Discontinued operations:
Gain from sale	78,531	—	78,531	—
Income (loss) from discontinued operations	(3,822)	1,534	(3,907)	4,183
Provision for income taxes	(1,733)	(753)	(1,750)	(1,258)
Net income from discontinued operations	72,976	$781	$72,874	$2,925
Net income (loss)	$79,572	$(1,102)	$80,323	$(10,810)
Earnings per share:
Basic
Net income (loss) from continuing operations	$0.16	$(0.05)	$0.18	$(0.36)
Net income from discontinued operations	1.79	0.02	1.81	0.08
Basic earnings per share	$1.95	$(0.03)	$1.99	$(0.28)
Diluted
Net income (loss) from continuing operations	$0.15	$(0.05)	$0.17	$(0.36)
Net income from discontinued operations	1.65	0.02	1.66	0.08
Diluted earnings per share	$1.80	$(0.03)	$1.83	$(0.28)
Weighted-average shares used in computing earnings per share:
Basic	40,854,508	38,890,594	40,343,548	38,343,831
Diluted	44,318,827	38,890,594	43,998,821	38,343,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$79,572	$(1,102)	$80,323	$(10,810)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of tax	(174)	28	139	1
Realized gain reclassified into earnings, net of tax	—	—	(5)	(9)
Comprehensive income (loss)	$79,398	$(1,074)	$80,457	$(10,818)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$80,323	$(10,810)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,291	20,059
Stock-based compensation	22,202	20,872
Impairment of in-process research and development	—	1,750
Abandonment of asset	—	1,265
Deferred income taxes and deferred tax charge	900	511
Accretion of convertible debt and amortization of debt issuance costs	8,258	—
Gain from sale of discontinued operations	(78,531)	—
Gain from sale of cost method investment	(1,138)	—
Amortization of premium on marketable securities	1,040	418
Loss on disposal of property and equipment	—	438
Other noncash items	(8)	(10)
Changes in assets and liabilities:
Accounts receivable	(11,008)	3,696
Inventories	(2,905)	5,823
Prepaid expenses and other assets	776	2,267
Income tax payable/receivable	1,872	2,037
Accounts payable	5,212	(1,676)
Accrued expenses	(220)	(37)
Deferred revenue	(1,145)	230
Other liabilities	2,424	(97)
Net cash provided by operating activities	50,343	46,736
Cash flows from investing activities
Purchases of property and equipment	(16,285)	(12,198)
Proceeds from sale of property and equipment	—	75
Purchases of marketable securities	(277,831)	(11,274)
Sales of marketable securities	2,435	3,226
Maturities of marketable securities	71,903	9,580
Proceeds from sale of cost method investment	6,345	—
Proceeds from sale of discontinued operations	78,750	—
Purchase of cost- method investment in private company	(2,000)	(2,000)
Net cash used in investing activities	(136,683)	(12,591)
Cash flows from financing activities
Proceeds from exercise of stock options	5,108	4,780
Proceeds from employee stock purchase plan	5,518	4,584
Proceeds from issuance of convertible debt, net of issuance costs paid	279,960	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,986)	(9,103)
Purchase of capped call options	(22,540)	—
Long-term loan	(725)	—
Net cash provided by financing activities	251,335	261
Net increase in cash and cash equivalents	164,995	34,406
Cash and cash equivalents at beginning of period	283,044	30,366
Cash and cash equivalents at end of period	$448,039	$64,772

Supplemental Cash Flow Information
Income taxes paid	$226	$1,140
Interest paid	$1,243	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

1. Organization and Basis of Presentation

          Inphi Corporation (the “Company”), a Delaware corporation, was incorporated in November 2000. The Company is a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and data center markets. The Company’s semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, data center and computing infrastructures. In addition, the semiconductor solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, data center and enterprise servers and storage platforms.

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

          The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at September 30, 2016, and its consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

On June 29, 2016, the Company signed a definitive agreement to sell the memory product business to Rambus Inc. for $90,000 in cash inclusive of $11,250 which was placed into escrow for a period of twelve months following the closing as security for the Company’s indemnification obligations pursuant to the agreement. The sale was completed on August 4, 2016. The Company's condensed consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of the memory product business as discontinued operations. In addition, the assets and liabilities that were sold have been treated and classified as held for sale as of December 31, 2015. For more information on discontinued operations, see Note 3.

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

In March 2016, the FASB issued a guidance in the assessment whether an entity is a principal or an agent in the new revenue standard (gross versus net revenue presentation). The guidance has the same effective date and transition requirements as the new revenue standard, which is effective for calendar year-end public companies in 2018 with early adoption permitted in 2017.

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

In April 2016, the FASB issued a guidance which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The guidance changed the previous proposals on renewals of right-of-use licenses and contractual restrictions. The guidance has the same effective date and transition requirements as the new revenue standard, which is effective for calendar year-end public companies in 2018 with early adoption permitted in 2017.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. The guidance will be effective for calendar year-end public companies in 2018, however early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In October 2016, the FASB issued a guidance which amends the financial reporting for the income tax consequences of intra-entity transfers other than inventory. The guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs. The guidance will be effective for calendar year-end public companies in 2018, however early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

3. Discontinued Operations

In June 2016, the Company announced the sale of its memory product business (the “Business”) to Rambus Inc. for $90,000 in cash, $11,250 of which was placed into escrow for a period of the twelve months following the closing as security for the Company’s indemnification obligations pursuant to the Asset Purchase Agreement dated June 29, 2016. The sale was completed on August 4, 2016. The divestiture of the Business was part of a strategic plan to focus on and increase investments in the Company’s communication business. The Company recorded a gain of $78,531 in the three and nine months ended September 30, 2016. The assets and liabilities of the Business as of December 31, 2015 have been classified as held for sale and the results of operations are shown in net income from discontinued operations. The Company’s condensed consolidated financial statements and the accompanying notes for current and prior periods have been restated to reflect the discontinued operations presentation.

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale on the condensed consolidated balance sheet as of December 31, 2015 were as follows:

Assets
Current assets
Inventories	$5,200
Prepaid expenses and other current assets	68
Total current assets held for sale	5,268
Noncurrent assets
Property and equipment, net	2,656
Goodwill	714
Assets held for sale	$8,638
Liabilities
Accounts payable	$2,538
Deferred revenue	2,013
Other accrued expenses	939
Liabilities held for sale	$5,490

The components of the gain on sale of the Business were as follows:

Cash proceeds from sale (including amounts held in escrow)	$90,000
Less book value of assets sold:
Inventories	(5,947)
Prepaid expenses	(250)
Property and equipment	(7,051)
Goodwill	(714)
Deferred revenue	1,757
Liabilities	736
Gain on sale	$78,531

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The results of discontinued operations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$2,212	$15,018	$24,418	$42,391
Cost of revenue	(1,163)	(7,027)	(13,367)	(19,849)
Operating expenses	(4,871)	(6,457)	(15,134)	(18,359)
Other income	—	—	176	—
Gain on sale	78,531	—	78,531	—
Provision for income taxes	(1,733)	(753)	(1,750)	(1,258)
Net income from discontinued operations	$72,976	$781	$72,874	$2,925

The results of discontinued operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation and amortization	$149	$693	$1,108	$1,546
Stock-based compensation expense	314	1,621	2,324	3,739
Property and equipment expenditures	905	1,230	2,455	1,433

4. Investments

The following table summarizes the investments by investment category:

	September 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. treasury securities	$5,999	$6,007	$2,998	$2,993
Municipal bonds/demand notes	89,833	89,808	20,042	20,036
Corporate notes/bonds	113,018	113,097	14,700	14,657
Government agency bonds	3,406	3,409	4,011	4,007
Commercial paper	26,427	26,428	—	—
Asset backed securities	6,664	6,671	1,926	1,923
Total investments	$245,347	$245,420	$43,677	$43,616

As of September 30, 2016, the Company had 54 investments that were in an unrealized loss position. The gross unrealized losses on these investments at September 30, 2016 of $70 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment which was reclassified from other comprehensive income was included in other income in the condensed consolidated statements of income.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The contractual maturities of available-for-sale securities at September 30, 2016 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$134,802	$134,803
Due between one and five years	61,124	61,197
Due after five years	49,421	49,420
	$245,347	$245,420

In July 2016, the Company sold its minority interest in a cost method investment for $8,787, of which $2,414 was held in escrow. The gain on the sale was $1,138 included in other income in the condensed consolidated statements of income for the three and nine months ended September 30, 2016.

5. Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015
Raw materials	$1,800	$2,491
Work in process	4,091	2,511
Finished goods	8,895	7,626
	$14,786	$12,628

Finished goods include $827 and $1,435 of inventories held by distributors as of September 30, 2016 and December 31, 2015, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Laboratory and production equipment	$55,624	$46,875
Office, software and computer equipment	21,026	18,556
Furniture and fixtures	1,302	1,264
Leasehold improvements	5,958	5,866
	83,910	72,561
Less accumulated depreciation	(49,629)	(38,937)
	$34,281	$33,624

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2016 was $4,014 and $11,651, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2015 was $3,263 and $8,959, respectively.

As of September 30, 2016 and December 31, 2015, computer software costs included in property and equipment were $6,331 and $5,929, respectively. Amortization expense of capitalized computer software costs was $293 and $879 for the three and nine months ended September 30, 2016, respectively. Amortization expense of capitalized computer software costs was $264 and $746 for the three and nine months ended September 30, 2015, respectively.

Property and equipment not paid as of September 30, 2016 and December 31, 2015 were $1,970 and $1,949, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

7. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$71,570	$22,980	$48,590	$71,570	$14,356	$57,214
Customer relationships	8,170	1,631	6,539	8,170	1,018	7,152
Trade name	920	368	552	920	230	690
Patents	1,579	503	1,076	1,579	346	1,233
	$82,239	$25,482	$56,757	$82,239	$15,950	$66,289

The following table presents amortization of intangible assets for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$2,875	$2,875	$8,624	$8,624
Sales and marketing	204	204	613	613
General and administrative	97	104	295	317
	$3,176	$3,183	$9,532	$9,554

In the nine months ended September 30, 2015, the Company abandoned the project related to in-process research and development and recorded an impairment charge of $1,750 included in the research and development expenses in the condensed consolidated statements of income.

Based on the amount of intangible assets subject to amortization at September 30, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2016 (remaining)	$3,175
2017	12,682
2018	12,648
2019	11,078
2020	6,394
Thereafter	10,780
$56,757

The weighted-average amortization periods remaining by intangible asset category are as follows (in years):

Developed technology	4.64
Customer relationship	8.00
Others	9.18

8. Product Warranty Obligation

As of September 30, 2016 and December 31, 2015, the product warranty liability was $110. There was no movement in product warranty liability during the three and nine months ended September 30, 2016 and 2015.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Convertible debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share.  The total interest expense recognized for the three months ended September 30, 2016 was $3,249, which consists of $650 of contractual interest expense, $2,384 of amortization of debt discount and $215 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2016 was $9,552, which consists of $1,926 of contractual interest expense, $6,997 of amortization of debt discount and $629 of amortization of debt issuance costs.

In connection with the issuance of the Convertible Notes 2015, the Company entered into capped call transactions (Capped Call 2015) in private transactions. Under the Capped Call 2015, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes 2015, with a strike price approximately equal to the conversion price of the Convertible Notes 2015 and with a cap price equal to approximately $52.06 per share.

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (Convertible Notes 2016). The Convertible Notes 2016 will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share.  The Convertible Notes 2016 will be subject to repurchase at the option of the holders following certain fundamental corporate changes, at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.

Prior to the close of business on the business day immediately preceding March 1, 2021, holders may convert all or any portion of their Convertible Notes 2016 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1 principal amount of notes, as determined following a request by a holder of notes in accordance with procedures specified in the indenture governing the Convertible Notes 2016, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day.; or (iii) upon the occurrence of specified corporate events. On or after March 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Convertible Notes 2016 in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread).

The Convertible Notes 2016 are not redeemable at the Company’s option prior to maturity.

The Convertible Notes 2016 are governed by the terms of indenture (Indenture). The Indenture does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes 2016 by notice to the Company and the Trustee under the Indenture, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2016 to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2016 will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Convertible Notes 2016. As of September 30, 2016, none of the conditions allowing holders of the Notes to convert had been met.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In accounting for the issuance of the Convertible Notes 2016, the Company separated the Convertible Notes 2016 into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes 2016 as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes 2016 using the effective interest method. The gross proceeds of $287,500 were accordingly allocated between long-term debt for $216,775 and stockholders' equity for $70,725. Issuance costs of $7,689, of which $7,187 were paid as of September 30, 2016, were allocated between long-term debt ($5,798) and equity ($1,891). The total interest expense recognized for the three and nine months ended September 30, 2016 was $738, which consists of $106 of contractual interest expense, $584 of amortization of debt discount and $48 of amortization of debt issuance costs. The issuance costs allocated to long-term debt is presented in the balance sheet as offset against long-term debt as of September 30, 2016.

In connection with the issuance of the Convertible Notes 2016, the Company entered into capped call transactions (Capped Call 2016) in private transactions. Under the Capped Call 2016, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes 2016, with a strike price approximately equal to the conversion price of the Convertible Notes 2016 and with a cap price equal to approximately $73.03 per share. The capped calls were purchased for $22,540 and recorded as a reduction to additional paid-in-capital in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

The purchased Capped Call 2016 allows the Company to receive shares of its common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess of the market price per share of the common stock, as measured under the terms of the Capped Call 2016 over the strike price of the Capped Call 2016 during the relevant valuation period. The purchased Capped Call 2016 is intended to reduce the potential dilution to common stock upon future conversion of the Convertible Notes 2016 by effectively increasing the initial conversion price to approximately $73.03 as well as to offset potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes 2016 in applicable events.

The Capped Call 2016 is a separate transaction entered into by the Company with the option counterparties, are not part of the terms of the Convertible Notes 2016 and will not change the holders' rights under the Convertible Notes 2016.

10. Other long-term liabilities

Other long-term liabilities consist of the following:

	September 30, 2016	December 31, 2015
Deferred rent	$1,151	$1,728
Income tax payable	2,059	6,969
	$3,210	$8,697

11. Income Taxes

The Company determined its interim provision using an estimated single annual effective tax rate for all tax jurisdictions for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the Company determined its interim tax provision applying a separate estimated annual effective tax rate to its loss jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the nine months ended September 30, 2015 from the Singapore operation and did not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to the Singapore jurisdiction to compute the Company’s interim tax expense.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recorded an income tax provision from continuing operations of $1,530 and $1,501 in the three and nine months ended September 30, 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was 19% and 17%, respectively. The difference between the effective tax rates and the 34% federal statutory rate was primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation from early adoption of Accounting Standards Update 2016-09. The Company recorded an income tax provision from continuing operations of $223 and $2,092 in the three and nine months ended September 30, 2015, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was (13%) and (18%), respectively. The difference between the effective tax rates and the 34% federal statutory rate was primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, stock-based compensation adjustments and recognition of state research and development credits.

During the three and nine months ended September 30, 2016, the gross amount of the Company’s unrecognized tax benefits increased by approximately $4,889 and $3,300, respectively, primarily due to the results of tax positions taken during the current year, offset by a state tax audit settlement and expiration of the statute of limitations on certain foreign income taxes. Substantially all of the unrecognized tax benefits as of September 30, 2016, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $100 due to the expiration of statute of limitations on certain foreign income taxes.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

12. Earnings Per Share

The following shows the reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average common stock—basic	40,854,508	38,890,594	40,343,548	38,343,831
Effect of potentially dilutive securities:
Add options to purchase common stock	1,307,334	—	1,338,945	—
Add unvested restricted stock unit	2,156,985	—	2,283,373	—
Add employee stock purchase plan	—	—	32,955	—
Weighted-average common stock—diluted	44,318,827	38,890,594	43,998,821	38,343,831

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common stock options	—	2,398,544	—	2,648,125
Restricted stock unit	—	4,860,452	60,052	4,727,621
Convertible debt	6,780,961	—	6,080,946	—
	6,780,961	7,258,996	6,140,998	7,375,746

As discussed in Note 2, the Company early adopted ASU 2016-09. Based on the new guidance, the excess tax benefit is no longer included in the weighted diluted common stock calculation under the treasury stock method and therefore, increased the total weighted diluted common stock by 1,061,027 and 1,008,887 in the three and nine months ended September 30, 2016, respectively. This change was applied prospectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

13. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At September 30, 2016, 3,512,725 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three and nine months ended September 30, 2016 and 2015.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,256,396	$10.61	5.29	$37,036
Granted	—	—
Exercised	(525,765)	9.74
Canceled	(15,961)	12.00
Outstanding at September 30, 2016	1,714,670	$10.86	4.42	$55,984
Exercisable at September 30, 2016	1,702,716	$10.87	4.41	$55,572
Vested and expected to vest at September 30, 2016	1,714,650	$10.86	4.42	$55,983

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $13,401 and $8,471, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $5,108 and $4,780, respectively, for the nine months ended September 30, 2016 and 2015.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	4,600,869	$15.37
Granted	1,394,799	32.68
Vested	(1,384,877)	14.26
Canceled	(907,388)	19.72
Outstanding at September 30, 2016	3,703,403	$21.24
Expected to vest at September 30, 2016	3,651,576

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the nine months ended September 30, 2016 was 36,036. As of September 30, 2016, the total performance-based units outstanding was 285,356.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000 shares. The total common stock issued under the ESPP during the nine months ended September 30, 2016 and 2015 was 285,101 and 326,724, respectively.

The fair value of the ESPP is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	0.45%	0.22%	0.45%	0.14%
Expected life (in years)	0.50	0.50	0.50	0.50
Dividend yield	—	—	—	—
Expected volatility	52%	43%	54%	42%
Estimated fair value	$12.53	$6.25	$8.99	$5.77

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses
Cost of goods sold	$529	$299	$1,290	$995
Research and development	4,050	3,133	12,448	9,679
Sales and marketing	1,298	783	3,026	2,424
General and administrative	1,279	1,414	3,114	4,035
Discontinued operations	314	1,621	2,324	3,739
	$7,470	$7,250	$22,202	$20,872

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at September 30, 2016, prior to the consideration of expected forfeitures, is approximately $64,354 and is expected to be recognized over a weighted-average period of 2.64 years.

The Company early adopted Accounting Standards Update 2016-09. The effect of adoption resulted to a net credit of $5,261 on the beginning balance of accumulated deficit from previously unrecorded deferred tax assets for net operating loss carryover generated by windfall tax benefit. The adoption increased weighted average diluted common stock by 1,061,027 and 1,008,887 in the three and nine months ended September 30, 2016, respectively. In addition, the current period’s excess tax benefit related to stock-based compensation is presented as operating activity in the statement of cash flows. The change in the cash flow was adopted retrospectively and the Company reclassified $1,233 of excess tax benefit for the nine months ended September 30, 2015 from financing activity to operating activity.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and nine months ended September 30, 2016.

The following table presents information about assets required to be carried at fair value on a recurring basis:

September 30, 2016	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$21,274	$9,481	$11,793
Investment in marketable securities:
US treasury securities	6,007	6,007	—
Municipal bonds/demand notes	89,808	—	89,808
Corporate notes/bonds	113,097	—	113,097
Government agency bonds	3,409	—	3,409
Commercial papers	26,428	—	26,428
Asset backed securities	6,671	—	6,671
	$266,694	$15,488	$251,206
Liabilities
Convertible Notes	$586,378	$—	$586,378

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

December 31, 2015	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$102,008	$—	$102,008
Investment in marketable securities:
US treasury securities	2,993	2,993	—
Municipal bonds	20,036	—	20,036
Corporate notes/bonds	14,657	—	14,657
Government agency bonds	4,007	—	4,007
Asset backed securities	1,923	—	1,923
	$145,624	$2,993	$142,631
Liabilities
Convertible Notes	$221,950	$—	$221,950

The convertible notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The convertible notes are not marked to fair value at the end of each reporting period. As of September 30, 2016 and December 31, 2015, the fair value of convertible notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
China	$28,573	$14,069	$69,087	$43,888
United States	5,906	9,309	20,373	25,571
Thailand	11,372	6,056	28,024	20,981
Japan	7,694	5,738	23,536	16,470
Other	17,205	12,205	44,345	32,926
	$70,750	$47,377	$185,365	$139,836

As of September 30, 2016, $6,577 of long-lived tangible assets are located outside the United States, of which $4,873 are located in Taiwan. As of December 31, 2015, $5,054 of long-lived tangible assets are located outside the United States of which $4,372 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 As of September 30, 2016, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2016 (remaining)	$5,243
2017	4,955
2018	2,866
2019	2,389
2020 and thereafter	868
$16,321

 For the three and nine months ended September 30, 2016, lease operating expense was $3,753 and $10,657, respectively. For the three and nine months ended September 30, 2015, lease operating expense was $2,900 and $8,917, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture its wafers. These subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of September 30, 2016, the total value of open purchase orders for wafers was approximately $6,559. As of September 30, 2016, the Company has a noncancelable inventory purchase commitment of $4,102.

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

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that were alleged to infringe, and at present, the USPTO has determined that almost all of the originally filed claims are not valid, with certain amended claims being determined patentable. The Reexamination Certificate for U.S. Patent No. 7,532,537 was issued on August 2, 2016 based upon amended claims, and the parties continue to assert their respective positions with respect to the reexamination proceedings for U.S. Patent Nos. 7,619,912 and 7,636,274.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2016 and December 31, 2015.

17.  Subsequent Events

On November 1, 2016, the Company signed a definitive agreement to acquire ClariPhy Communications Inc. for $275 million in cash as well as the assumption of certain liabilities at the close, net of cash currently estimated at $25 million. A portion of the consideration will be placed in an escrow fund for up to 24 months following the closing for the satisfaction of certain indemnification obligations. The completion of the transaction is subject to customary closing conditions, including, but not limited to, expiration or termination of the applicable waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals. The acquisition is expected to close in December 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 40G and 100G high-speed analog semiconductor solutions, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, the timing and anticipated benefits of our pending acquisition of ClariPHy Communications, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, interest rate sensitivity, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part II, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iMB™, iKON™, ColorZ™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and datacenter markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications, datacenter and computing infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment, datacenter and enterprise servers and storage platforms. We provide 40G and 100G high-speed analog semiconductor solutions for the communications market. We have a wide range product portfolio with many products sold in communication and datacenter markets as of September 30, 2016.

In June 2016, we announced sale of the memory product business to Rambus Inc. for $90 million in cash, $11.25 million of which was placed into escrow for a period of the twelve months following the closing as security for our indemnification obligations pursuant to the asset purchase agreement, dated June 29, 2016 by and among us, Rambus Inc., Bell ID Singapore Ptd Ltd. and Inphi International Pte. Ltd. The sale was completed on August 4, 2016. The divestiture of the memory product business was part of a strategic plan to focus on and increase investments in the communication business. We recorded a gain from the sale of memory product business of $78.5 million in the three and nine months ended September 30, 2016. The assets and liabilities of the memory product business have classified as held for sale and the results of operations are shown in net income from discontinued operations.

In the third quarter of 2016, we announced the industry’s first 400GbE platform solution for next-generation 400G CFP8 modules. The platform solution includes our highly integrated, lowest power 4-level Pulse Amplitude Modulation (PAM4) digital signal processing (DSP) IC that supports IEEE P802.3bs 400G/s Ethernet standard alongside its companion market leading linear transimpedance amplifiers (TIA) and linear drivers for client based cloud interconnects. With the introduction of these new products, we are offering customers an end-to-end platform solution for moving data faster within and between data centers. We also announced the production availability of a new product in the 32GBaud Linear Coherent Product Family. The IN3217SZ, a quad linear Mach-Zehnder Modulator Driver in a Surface Mount Technology (SMT) package, extends the product portfolio by utilizing cost effective packaging for the 100G/200G coherent long haul and metro optical interconnect applications. We also announced the sampling of IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier. The IN6450TA supports data rates of 400Gbps to 600Gbps on a single wavelength for long haul, metro, and data center interconnect networks using coherent technology.

On November 1, 2016, we signed a definitive agreement to acquire ClariPhy Communications Inc. (ClariPhy) for $275 million in cash as well as the assumption of certain liabilities at the close, net of cash currently estimated at $25 million. A portion of the consideration will be placed in an escrow fund for up to 24 months following the closing for the satisfaction of certain indemnification obligations. The completion of the transaction is subject to customary closing conditions, including, but not limited to, expiration or termination of the applicable waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals. The acquisition is expected to close in December 2016.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2015 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, we delivered the following financial performance:

•

Revenue from continuing operations increased by $23.4 million, or 49%, to $70.7 million in the three months ended September 30, 2016. In the nine months ended September 30, 2016, total revenue increased by $45.5 million, or 33%, to $185.4 million.

•

Gross margin from continuing operations as a percentage of revenue increased to 68.1% from 64.9% in the three months ended September 30, 2016. In the nine months ended September 30, 2016, gross margin as a percentage of revenue increased to 68.2% from 59.7%.

•

Total operating expenses from continuing operations increased by $5.5 million, or 17%, to $37.9 million in the three months ended September 30, 2016. In the nine months ended September 30, 2016, total operating expenses increased by $14.7 million, or 15%, to $109.9 million.

•

Income from continuing operations increased by $11.9 million, or 707%, to $10.2 million in the three months ended September 30, 2016. In the nine months ended September 30, 2016, income from operations increased by $28.2 million, or 240%, to $16.5 million.

•

Diluted earnings per share from continuing operations increased by $0.20 from ($0.05) in the three months ended September 30, 2016. In the nine months ended September 30, 2016, diluted earnings per share increased by $0.53 from ($0.36).

The increase in our revenue for the three and nine months ended September 30, 2016 was a result of the increase in consumption of our dual linear TIAs, quad linear driver products and complementary metal oxide semiconductor based 100G physical layers (iPHY) products.

The increase in gross margin was due to increase in sale of high margin products as discussed above and lower product cost from the inventory fair value step-up related to the acquired Cortina inventories for the three and nine months ended September 30, 2016.

Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From October 2015 to September 2016, our headcount increased by 34 new employees, primarily in the engineering department. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share increased primarily due to increase in revenue partially offset by increase in operating expenses.

Our cash and cash equivalents were $448.0 million at September 30, 2016, compared with $283.0 million at December 31, 2015. Cash provided by operating activities was $50.3 million during the nine months ended September 30, 2016 compared to $46.7 million during the nine months ended September 30, 2015. Cash used in investing activities during the nine months ended September 30, 2016 was $136.7 million primarily due to purchases of marketable securities of $277.8 million, purchases of property and equipment of $16.3 million and purchase of cost method investment of $2.0 million offset by sales and maturities of marketable securities of $74.3 million, proceeds from sale of discontinued operations of $78.8 million and proceeds from sale of cost method investment of $6.3 million. Cash provided by financing activities of $251.3 million was primarily due to net proceeds from issuance of convertible debt of $280 million, proceeds from the exercise of stock options and employee stock purchase plan of $10.6 million, offset by purchase of capped call options of $22.5 million, minimum tax withholding paid on behalf of employees of $16.0 million and loan to supplier of $0.7 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2016. We early adopted Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting as of January 1, 2016. The effect of adoption is discussed in Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	100%	100%	100%	100%
Cost of revenue	32	35	32	40
Gross margin	68	65	68	60
Operating expenses:
Research and development	37	48	41	45
Sales and marketing	10	11	10	12
General and administrative	7	10	8	11
Total operating expenses	54	69	59	68
Income (loss) from operations	14	(4)	9	(8)
Interest expense	(6)	—	(5)	—
Other income	3	—	1	—
Income (loss) from continuing operations before income taxes	11	(4)	5	(8)
Provision for income taxes	2	—	1	2
Net income (loss) from continuing operations	9	(4)	4	(10)
Net income from discontinued operations, net of tax	103	2	39	2
Net income (loss)	112%	(2)%	43%	(8)%

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Total revenue	$70,750	$47,377	$23,373	49%

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Total revenue	$185,365	$139,836	$45,529	33%

Total revenue for the three and nine months ended September 30, 2016 increased compared to corresponding 2015 periods due to changes in average selling price and number of units sold. For the three and nine months ended September 30, 2016, the average selling price increased by 13% and 16%, respectively. For the three and nine months ended September 30, 2016, the number of units sold increased by 32% and 14%, respectively. The increases in number of units sold and average selling price were mainly due to increased sales and mix of our higher priced products, including dual linear TIA, quad linear driver products and iPHY products.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$22,562	$16,644	$5,918	36%
Gross margin	$48,188	$30,733	$17,455	57%
Gross margin as a percentage of revenue	68%	65%	—	3%

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$58,958	$56,336	$2,622	5%
Gross margin	$126,407	$83,500	$42,907	51%
Gross margin as a percentage of revenue	68%	60%	—	8%

Cost of revenue and gross margin for the three months ended September 30, 2016, increased compared to the three months ended September 30, 2015 primarily due to increased sales and mix of our higher priced products, including dual linear TIA, quad linear driver products and iPHY products. Cost of revenue and gross margin increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increased sales of high margin products as discussed above offset by lower product cost from an inventory fair value step-up related to the acquired Cortina inventories by $7.5 million, sold during the nine months ended September 30, 2015.

Research and Development

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$25,897	$22,816	$3,081	13%

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$77,205	$63,592	$13,613	21%

Research and development expenses for the three and nine months ended September 30, 2016 increased compared to the corresponding 2015 periods primarily due to the increase in research and development headcount, salaries and equity awards, which resulted in a $2.4 million and a $6.3 million increase in personnel costs and stock-based compensation expense for the three and nine months ended September 30, 2016, respectively. Reimbursement from customers related to research and development contracts decreased by $2.6 million and $7.8 million for the three and nine months ended September 30, 2016, respectively. These increases were partially offset by the decrease in pre-production engineering mask cost of $2 million for the three months ended September 30, 2016 and abandonment of the project related to in-process research and development costs which resulted in an impairment charge of $1.8 million for the nine months ended September 30, 2015. The increase in research and development expense was primarily driven by our strategy to expand our product offerings and enhance our existing product offerings.

Sales and Marketing

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$6,688	$5,217	$1,471	28%

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$18,282	$16,019	$2,263	14%

Sales and marketing expenses for the three and nine months ended September 30, 2016 increased compared to the corresponding 2015 periods primarily due to increase an in personnel costs, including stock-based compensation expense of $1.0 million and $1.1 million, respectively. Commission expense for the three and nine months ended September 30, 2016 increased by $0.1 million and $0.5 million, respectively, due to an increase in revenue. Marketing product samples also increased by $0.2 million and $0.3 million for the three and nine months ended September 30, 2016, respectively due to new product offerings.

General and Administrative

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$5,359	$4,387	$972	22%

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$14,436	$15,632	$(1,196)	(8%	)

General and administrative expenses for the three months ended September 30, 2016 increased compared to the three months ended September 30, 2015 mainly from an increase in legal fees of $0.3 million in connection with the litigation matters described in Note 16 of the notes to our condensed consolidated financial statements and an increase in salary expense by $0.3 million due to bonus accrual.

General and administrative expenses for the nine months ended September 30, 2016 decreased compared to the nine months ended September 30, 2015 mainly from a decrease in stock-based compensation by $0.9 million in connection with the vesting of a grant to an officer. In addition, in the nine months ended September 30, 2015, we incurred a loss of $0.5 million from the disposal of certain property and equipment from the Cortina acquisition. These decreases were partially offset by an increase in salary expense by $0.4 million due to bonus accrual.

Provision (benefit) for Income Taxes

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,530	$223	$1,307	586%

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,501	$2,092	$(591)	(28%	)

We determined the interim provision using an estimated single annual effective tax rate for all tax jurisdictions for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, we determined our interim tax provision applying a separate estimated annual effective tax rate to its loss jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the nine months ended September 30, 2015 for the Singapore operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to the Singapore jurisdiction to compute the interim tax expense.

The income tax provision from continuing operations for the three and nine months ended September 30, 2016 reflects an effective tax rate of 19% and 17%, respectively. The effective tax rates for the three and nine months ended September 30, 2016 differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation from early adoption of Accounting Standards Update 2016-09.

The income tax provision from continuing operations for the three and nine months ended September 30, 2015 reflects an effective tax rate of (13%) and (18%), respectively. The effective tax rates for the three and nine months ended September 30, 2015 differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits and recognition of state research and development credits.

Liquidity and Capital Resources

As of September 30, 2016, we had cash, cash equivalents and investments in marketable securities of $693.5 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. The cash will also be used to fund the acquisition of Clariphy as discussed above. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2016 and 2015, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$50,343	$46,736
Net cash used in investing activities	(136,683)	(12,591)
Net cash provided by financing activities	251,335	261
Net increase in cash and cash equivalents	$164,995	$34,406

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2016 primarily reflected net income of $80.3 million, depreciation and amortization of $22.3 million, stock-based compensation expense of $22.2 million, accretion of convertible debt of $8.3 million, an increase in accounts payable of $5.2 million, a change in income tax payable/receivable of $1.9 million and an increase in other liabilities of $2.4 million partially offset by a gain from the sale of discontinued operations and cost method investment of $79.7 million, increases in accounts receivable of $11.0 million and inventories of $2.9 million. Our accounts payable increased due to increased production volume. Our other liabilities increased due to payable to Rambus for receipts received on their behalf during the transition period. Our accounts receivable increased due to higher product shipments to customers. Our inventories increased as a result of growing production for expected delivery to customers in the fourth quarter of 2016.

Net cash provided by operating activities during the nine months ended September 30, 2015 primarily reflected depreciation and amortization of $20.1 million, stock-based compensation of $20.9 million, impairment of in-process research and development costs of $1.8 million, abandonment of asset of $1.3 million, decreases in accounts receivable of $3.7 million, inventories of $5.8 million and prepaid expenses of $2.3 million, and a change in income tax payable/receivable of $2.0 million, partially offset by net loss of $10.8 million and a decrease in accounts payable by $1.7 million. Our receivables decreased due to collections from customers. Our inventories decreased due to shipments to customers. Our prepaid expenses and other current assets decreased due to settlement of a non-trade receivable. Our accounts payable decreased due to payment to vendors.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2016 consisted of cash used to purchase property and equipment of $16.3 million, purchases of marketable securities of $277.8 million and cost method investment of $2.0 million, partially offset by sales and maturities of marketable securities of $74.3 million and proceeds from the sale of discontinued operations and cost method investment of $85.1 million.

Net cash used in investing activities during the nine months ended September 30, 2015, consisted of cash used to purchase property and equipment of $12.2 million, purchase of minority interest in an early stage private company for $2.0 million and purchases of marketable securities of $11.3 million, partially offset by sales and maturities of marketable securities of $12.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 consisted of proceeds from the exercise of stock options and employee stock purchase plan of $10.6 million and net proceeds from issuance of convertible debt of $280.0 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock units of $16.0 million, the purchase of capped call options of $22.5 million and a loan to a supplier of $0.7 million.

Net cash provided by financing activities during the nine months ended September 30, 2015 consisted of proceeds from exercises of stock options and employee stock purchase plan of $9.4 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock units of $9.1 million.

 Operating and Capital Expenditure Requirements

Our principal sources of liquidity as of September 30, 2016 consisted of $693.5 million of cash, cash equivalents and investments in marketable securities, of which $94.9 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through equity or debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2016 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016. See note 16 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of September 30, 2016.

Off-Balance Sheet Arrangements

At September 30, 2016, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

 Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $693.5 million and $326.7 million at September 30, 2016 and December 31, 2015, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of September 30, 2016 consisted of money market funds, U.S. Treasuries, municipal bonds/demand notes, corporate/government agency bonds, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

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

We may sell one or more of our product lines, from time to time, as a result of our evaluation of our products and markets, and any divestiture could adversely affect our continuing business and our expenses, revenues, results of operation, cash flows and financial position.

We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. For example, in June 2016, we entered into an asset purchase agreement with Rambus Inc. pursuant to which we agreed to sell our memory product business for $90 million in cash, and the transaction closed on August 4, 2016. Any divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

Divestitures of product lines have inherent risks, including the expense of selling the product line, the possibility that any anticipated sale will not occur, delays in closing any sale, the risk of lower-than-expected proceeds from the sale of the divested business, unexpected costs associated with the separation of the business to be sold from the seller’s information technology and other operating systems, and potential post-closing claims for indemnification or breach of transition services obligations of the seller. For example, $11.25 million of the purchase price for the sale of our memory product business to Rambus is being held in escrow for a period of 12 months as security for our indemnification obligation obligations pursuant to the asset purchase agreement. Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to the seller’s fixed cost structure, and a seller may experience varying success in reducing fixed costs or transferring liabilities previously associated with the divested business.

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

The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results. We may not achieve all of the anticipated benefits of any of our acquisitions, including our acquisition of Cortina and our pending acquisition of ClariPhy, due to a number of factors including: unanticipated costs or liabilities associated with the acquisitions, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisitions, harm to our brands and reputation, the loss of key employees of the acquired companies, significant impairments of anticipated goodwill and other intangible assets and the use of resources that are needed in other parts of our business.

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

Item 5. Other Information

(a)

On November 2, 2016, we entered into agreements to amend the Company’s Severance and Change of Control Agreements with Richard Ogawa (General Counsel), Charlie Roach (Vice President of Worldwide Sales) and Dr. Ron Torten (Senior Vice President of Operations and Information Technology) (collectively, the “Amendments”). The terms and conditions of these Severance and Change of Control Agreements as in effect prior to the Amendments are described in the Company’s proxy statement dated April 26, 2016 for its 2016 annual meeting of stockholders (the “Proxy Statement”). Each of the Amendments modifies the amount of equity award vesting acceleration provided to the respective officer from 50% to 100% in the event the officer is involuntarily terminated within the period beginning three months prior to a “change of control” (as that term is described in the Proxy Statement) and ending twelve months following a change of control. Each of the Amendments modifies the eligibility conditions for severance benefits (subject to all other conditions in the Severance and Change of Control Agreements) to exclude resignations by reason of unilateral changes to the officer’s title and exclude resignations by reason of unilateral changes to the officer’s duties and responsibilities so long as the changed duties and responsibilities are consistent with the officer’s education and experience.

The foregoing is a summary of the terms of the Amendments only, and is qualified in its entirety by reference to the terms of the Amendments, which are filed as exhibits to this Quarterly Report on Form 10-Q.

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

10.1+*	Form of Stock Unit Agreement (U.S. and Non-U.S. Employees and Consultants) under the Inphi Corporation 2010 Stock Incentive Plan.

10.2+*	Form of Stock Option Agreement (U.S. and Non-U.S. Employees and Consultants) under the Inphi Corporation 2010 Stock Incentive Plan.

10.3+*	Amendment to the Severance and Change of Control Agreement between Charlie Roach and the Registrant, effective as of November 2, 2016.

10.4+*	Amendment to the Change of Control Severance Agreement between Richard Ogawa and the Registrant, effective as of November 2, 2016.

10.5+*	Change of Control Severance Agreement dated April 22, 2013 between Richard Ogawa and the Registrant.

10.6+*	Amendment to the Change of Control Severance Agreement between Ron Torten and the Registrant, effective as of November 2, 2016.

10.7+*	Change of Control Severance Agreement dated January 22, 2014 between Ron Torten and the Registrant.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+ Indicates management contract or compensatory plan.

*Filed herewith.

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
INPHI CORPORATION

November 7, 2016

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

10.1+*	Form of Stock Unit Agreement (U.S. and Non-U.S. Employees and Consultants) under the Inphi Corporation 2010 Stock Incentive Plan.

10.2+*	Form of Stock Option Agreement (U.S. and Non-U.S. Employees and Consultants) under the Inphi Corporation 2010 Stock Incentive Plan.

10.3+*	Amendment to the Severance and Change of Control Agreement between Charlie Roach and the Registrant, effective as of November 2, 2016.

10.4+*	Amendment to the Change of Control Severance Agreement between Richard Ogawa and the Registrant, effective as of November 2, 2016.

10.5+*	Change of Control Severance Agreement dated April 22, 2013 between Richard Ogawa and the Registrant.

10.6+*	Amendment to the Change of Control Severance Agreement between Ron Torten and the Registrant, effective as of November 2, 2016.

10.7+*	Change of Control Severance Agreement dated January 22, 2014 between Ron Torten and the Registrant.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+ Indicates management contract or compensatory plan.

*Filed herewith.

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