Form 10-K
period 2016-12-31
INPHI Corp
filed 2017-03-01
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐      No  ☑

As of June 30, 2016, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $1.3 billion, based on the closing price of $32.03 per share of common stock as reported on the New York Stock Exchange for that date.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 24, 2017 was 41,622,444

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2016.

2

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

Item 1.	Business

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, anticipated benefits of our acquisitions of ClariPhy and Cortina and divestiture of our memory product business, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iKON™, InphiNityCore™, ColorZ™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and datacenter markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and datacenter infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and datacenters. We provide 25G to 600G high-speed analog semiconductor solutions for the communications market.

On October 3, 2014, we completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines (Cortina) for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. We acquired Cortina to expand the Company’s resources and market share in high-speed optical and networking interconnects.

On August 4, 2016, we completed the sale of our memory product business to Rambus Inc. for $90 million in cash, $11.25 million of which is being held in escrow for a period of the twelve months following the closing as security for our indemnification obligations pursuant to the asset purchase agreement, dated June 29, 2016 by and among us, Rambus, Bell ID Singapore Ptd Ltd. and Inphi International Pte. Ltd. The divestiture of the memory product business was part of a strategic plan to focus on and increase investments in the communication business. As a result of the sale, our financial statements and accompanying notes for current and prior periods have been retrospectively reclassified to present the results of operations of memory product business as discontinued operations. In addition, discussions this Form 10-K Report focused only on continuing operations.

On December 12, 2016, we completed the acquisition of ClariPhy Communications, Inc. (ClariPhy) for $303.7 million in cash. We acquired ClariPhy to provide a more complete coherent platform to our customers in long haul, metro and datacenter interconnect applications.

We leverage our proprietary high-speed analog and mixed signal processing expertise and our deep understanding of system architectures to address data bottlenecks in current and emerging communications, enterprise network, computing and storage architectures. We develop these solutions as a result of our competitive strengths, including our system-level simulation capabilities, analog design expertise, strong relationships with industry leaders, extensive broad process technology experience and high-speed package modeling and design expertise. We use our core technology and strength in high-speed analog design to enable our customers to deploy next generation communications systems that operate with high performance at high speed. We believe we are at the forefront of developing semiconductor solutions that deliver up to 4T speeds throughout the network infrastructure, including core, metro and the datacenter.

We have ongoing, informal collaborative discussions with industry and technology leaders such as Ciena Corporation (Ciena), Cisco Systems, Inc. (Cisco), Huawei Technologies Co., Ltd. (Huawei), Juniper Networks Inc. (Juniper), Microsoft Corporation (Microsoft) and Nokia Corporation (Nokia), to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications systems. Although, we generally do not have any formal collaboration agreements with these entities, we often engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, original equipment manufacturers, or OEMs, systems manufacturers and standards bodies. Our products are designed into systems sold by OEMs, including Ciena, Cisco, Huawei, Juniper, Microsoft and Nokia. We believe we are one of a limited number of suppliers to these OEMs for the type of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to other intermediary systems or module manufacturers that, in turn, sell to these OEMs.

Our Business

Our semiconductor solutions leverage our deep understanding of high-speed analog and mixed signal processing and our system architecture knowledge to address data bottlenecks in current and emerging network and datacenter architectures. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles of five or more years. We believe our leadership position in developing high-speed analog semiconductors is a result of the following core strengths:

•

System-Level Simulation Capabilities. We design our high-speed analog semiconductor solutions to be critical components in complex systems. In order to understand and solve system problems, we work closely with systems vendors to develop proprietary component, channel and system simulation models. We use these proprietary simulation and validation tools to accurately predict system performance prior to fabricating the semiconductor or alternatively, to identify and optimize critical semiconductor parameters to satisfy customer system requirements. We use these simulation and validation capabilities to reduce our customers’ time to market and engineering investments, thus enabling us to establish differentiated design relationships with our customers.

•

Analog Design Expertise. We believe that we are a leader in developing broadband analog semiconductors operating at high frequencies of up to 100 GHz. High-speed analog circuit design is extremely challenging because, as frequencies increase, semiconductors are increasingly sensitive to temperature, power supply noise, process variation and interaction with neighboring circuit elements. Development of components that work robustly at high frequencies requires an understanding of analog circuit design, including electromagnetic theory and practical experience in implementation and testing. Our analog design expertise has enabled us to design and commercially ship several first in the world technologies including the first 100G linear transimpedance amplifier, or TIA, and the first 400G linear modulator driver that is now being widely deployed in volume globally in Long Haul and Metro networking infrastructures. We launched the world’s first 50/100/200/400G PAM4 interconnect ICs for cloud interconnects. The chipset solution included multiple variants of the PAM4 PHY IC based on a highly adaptable and scalable InphiNityCore™ digital signal processing (DSP) engine and the OmniConnect™ transmitter for copper and optics media along with a companion linear TIA for Nx50G PAM4 interfaces.

•

Strong Relationships with Industry Leaders. We develop many of our high-speed analog semiconductor solutions for applications and systems that are driven by industry leaders in the communications, datacenter and computing markets. Through our established relationships with industry leaders, we have repeatedly demonstrated the ability to address their technological challenges. As a result, we are designed into several of their current systems and believe we are well-positioned to develop high-speed analog semiconductor solutions for their emerging architectures. We have ongoing, informal collaborative discussions with communication, networking companies, and datacenter companies such as Cisco, Ciena, Huawei, Juniper and Microsoft, among others to address their next generation 100G and beyond 100G efforts. Specifically, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. As a result of our development efforts with industry leaders, we help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs and systems manufacturers, as well as standards bodies such as the Institute of Electrical and Electronic Engineers, or IEEE, and the Optical Internetworking Forum, or OIF, to establish industry standards.

•

Broad Process Technology. We employ process technology experts, device technologists and circuit designers who have extensive experience in many process technologies including CMOS, SiGe and III-V technologies such as gallium arsenide, or GaAs, or indium phosphide, or InP. We have developed specific internal models and design kits for each process to support a uniform design methodology across all of our semiconductor solutions. For example, our products using 16 nanometer CMOS technology require development of accurate models for sub-circuits such as integrated phase lock loop, or PLLs, varactors and inductors. In addition, for III-V materials-based processes, in-house model development is a necessity and we believe also provides a substantial competitive advantage because these processes have complex material and device interactions. Combined with our fabless manufacturing strategy, our design expertise, proprietary model libraries and uniform design methodology allow us to use the best possible materials and substrates to design and develop our semiconductor solutions. We believe that our ability to design high-speed analog semiconductors in a wide range of materials and process technologies allows us to provide superior performance, power, cost and reliability for a specific set of market requirements.

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

We believe that our system-level simulation capabilities, our analog design and broad process technology design capabilities as well as our strengths in packaging enable us to differentiate ourselves by delivering advanced high-speed analog signal processing solutions. For example, we believe we are the first vendor who has successfully commercialized DSP base 100G Ethernet PHYs running PAM4 standard CMOS process.

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

Products

Our leading edge, high-speed, mixed signal semiconductor solutions equate to the planes, trains and trucks used by physical delivery services to quickly and reliably speed information from place to place.

Our long haul and metro solutions are our planes, working across distances of 100s to 1000s kilometers. Products include our coherent transimpedance amplifiers, drivers and DSPs which set the gold standard for leading edge performance, quality, and reliability. Our data center edge interconnect solutions are our trains, delivering a large amount of packages, across 80km distances. Our ColorZ™ is the industry's first 100G DWDM solution in QSFP28 form factor, utilizing advanced silicon photonics and PAM4 modulation, to deliver up to 4Tb/s of bandwidth over a single fiber. Our inside data center interconnects are our trucks, working across hundreds of meters up to kilometers. Our PAM interconnects along with accompanying TIAs and drivers deliver low power, cost effective solutions for cloud and enterprise customers.

As of December 31, 2016, we have a wide ranging product portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, and retiming signals at speeds up to 400 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. We introduced 10 and 26 new products in 2016 and 2015, respectively. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as five years or more.

In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 25%, 18% and 22% of our total revenue in 2016, 2015 and 2014, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 12% of our total revenue in 2014. There were no other products that generated more than 10% of our total revenue in 2016, 2015 or 2014.

Customers

We sell our products directly to OEMs and indirectly to OEMs through module manufacturers, original design manufacturers or ODMs and sub-systems providers. We work closely with technology leaders to design architectures and products that help solve bandwidth bottlenecks in and between systems. These technology leaders often design our products into reference designs, which they provide to their customers and suppliers. In the networking market, we work closely with OEMs to deliver high performance communication links. These OEMs design our products into their systems and then require their ODM and electronics manufacturing services suppliers to purchase and use that specific product from us. We also work directly with optical module manufacturers to design our products into their modules, which they sell to OEMs.

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog semiconductor solutions for their future products. During the year ended December 31, 2016, we sold our products to more than 100 customers.

Sales to customers in Asia accounted for 70%, 62% and 60% of our total revenue in 2016, 2015 and 2014, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2016, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 16% and 12% of our total revenue, respectively and that our 10 largest customers collectively accounted for 73% of our total revenue In the year ended December 31, 2015, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 11% and 17% of our total revenue, respectively and that our 10 largest customers collectively accounted for 73% of our total revenue. In the year ended December 31, 2014, sales to Neophotonics, Fujitsu and Alcatel-Lucent accounted for 14%, 11% and 11% of our total revenue, respectively and our 10 largest customers collectively accounted for 71% of our total revenue. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2016, 2015 or 2014.

Sales and Marketing

Our design cycle from initial engagement to volume shipment is typically two to three years, with product life cycles in the markets we serve ranging from three to 10 years or more. For many of our products, early engagement with our customers’ technical staff is necessary for success. To ensure an adequate level of early engagement, our application and development engineers work closely with our customers to identify and propose solutions to their systems challenges.

In addition to our direct customers, we work closely with technology leaders such as Ciena, Cisco, Huawei, Infinera, Juniper, Nokia and Microsoft for the datacenter, networking and communications market to anticipate and solve next generation challenges facing our customers. As part of the sales and product development process, we often design our products in close collaboration with these industry leaders and help define their architecture. We also participate actively in setting industry standards with organizations such as IEEE and OIF to have a voice in the definition of future market trends.

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors. For the year ended December 31, 2016, 85% of our revenue was generated by our direct sales team and third-party sales representatives. We operate marketing representative offices in China, Japan, Taiwan, Germany, and the United States and employ marketing personnel that meet with our customers locally and interact with our channel partners locally. We have twenty eight direct sales and marketing professionals including four in Japan, thirteen in Asia, eight in North America and three in EMEA. We utilize nine distributors in Asia, one sales representative and two distributors in Europe, two distributors in Israel, two distributors in Japan and six sales representatives and three distributors in North America. Our channel network includes more than one hundred sales and support professionals to support our products and customers, including eight in Japan, thirty-eight in Asia (other than Japan), forty five in North America and fifteen in Europe, the Middle East and Africa, or EMEA. All of these sales a professionals are sales agents and are employed by our distributors and sales representatives. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales team using web-based tools.

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

•

Wafer Fabrication. We currently utilize a wide range of semiconductor processes to develop and manufacture our products. Each of our foundries tends to specialize in a particular semiconductor wafer process technology. We choose the semiconductor process and foundry that we believe provides the best combination of performance attributes for any particular product. For most of our products, we utilize a single foundry for semiconductor wafer production. Our international headquarters in Singapore purchases all wafer material and owns the material until the manufacturing process is complete and the product is shipped to a customer either inside or outside North America or to physical inventory for the respective region. Our principal foundries are Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, in Taiwan, Sumitomo Electric Device Innovations Inc., or SEDI, in Japan, WIN Semiconductors Corp. in Taiwan, and TowerJazz Semiconductor Ltd. in North America.

•

Package and Assembly. Upon the completion of processing at the foundry, the finished wafers are shipped to our third-party assemblers for packaging and assembly. Currently, our principal packaging and assembly contractors are STATS ChipPAC Ltd. in Korea, Kyocera Corporation in North America and Japan, Amkor Technology in Korea and ASEM Technology in Malaysia.

•

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, Advanced Semiconductor Engineering or ASE in California, STATS ChipPAC in Korea, Evans Analytical Group or EAG in North America, ISE Labs in North America, Silicon Turnkey Solutions in North America, Giga Solution Tech in Taiwan, Amkor Technology in Korea, ASEM Technology in Malaysia and Presto Engineering in North America are our test partners. We also perform testing in our Westlake Village, California, facility.

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

We have assembled a core team of experienced engineers and systems designers in four design centers located in the United States, Canada, Singapore, United Kingdom and Argentina. Our technical team typically has, on average, more than 20 years of industry experience with more than 50% having advanced degrees (Masters and above) and more than 15% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement and military systems. In 2016, 2015 and 2014, our research and development expenses were $108.0, $87.8, and $56.5 million, respectively.

Competition

The global semiconductor market in general, and the communications market in particular, are highly competitive. We expect competition to increase and intensify as more and larger semiconductor companies enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results.

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc, Broadcom Ltd., GigaPeak Inc., M/A-COM Technology Solutions Inc., Maxlinear, Inc., Microsemi Corporation, NTT Electronics Corporation, Qorvo Inc. and Semtech Corp. as well as other smaller analog signal processing companies. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2016, we had 647 issued and allowed patents and other patent applications pending in the United States. The 503 issued and allowed patents in the United States expire in the years beginning in 2017 through 2035. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

In addition to our own intellectual property, we also use third-party licensors for certain technologies embedded in our semiconductor solutions. These are typically non-exclusive contracts provided under paid-up licenses. These licenses are generally perpetual or automatically renewed for so long as we continue to pay any maintenance fees that may be due. To date, maintenance fees have not constituted a significant portion of our annual capital expenditures. We have entered into a number of licensing arrangements pursuant to which we license third-party technologies. We do not believe our business is dependent to any significant degree on any individual third-party license.

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

Cybersecurity

We have designed and implemented and continue to maintain a security program consisting of policies, procedures, and technology meant to maintain the privacy, security and integrity of information, systems, and networks. Among other things, the program includes controls designed to limit and monitor access to authorized systems, networks, and data, prevent inappropriate access or modification, and monitor for threats or vulnerability.

Employees

At December 31, 2016, we employed 586 full-time equivalent employees, including 384 in research, product development and engineering, 61 in sales and marketing, 48 in general and administrative management and 93 in manufacturing engineering and operations. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement, except for certain employees in Argentina.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere herein:

●	the receipt, reduction or cancellation of orders by customers;

●	fluctuations in the levels of component inventories held by our customers;

●	the gain or loss of significant customers;

●	changes in orders or purchasing patterns from one or more of our major customers;

●	market acceptance of our products and our customers’ products;

●	our ability to develop, introduce and market new products and technologies on a timely basis;

●	the timing and extent of product development costs;

●	new product announcements and introductions by us or our competitors;

●	incurrence of research and development and related new product expenditures;

●	cyclical fluctuations in our markets;

●	fluctuations in our manufacturing yields;

●	significant warranty claims, including those not covered by our suppliers;

●	changes in our product mix or customer mix;

●	intellectual property disputes; and

●	loss of key personnel or the inability to attract qualified engineers.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.

We incurred net losses in the past. We may incur net losses in the future.

As of December 31, 2016, we had a retained earnings of $2.0 million. However, we have incurred net losses in the past and may incur net losses in the future. We generated a net income (loss) from continuing operations of $26.5 million, ($16.0) million, ($36.5) million for years ended December 31, 2016, 2015, and 2014, respectively.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

In the year ended December 31, 2016, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 16% and 12% of our total revenue, respectively and that our 10 largest customers collectively accounted for 73% of our total revenue In the year ended December 31, 2015, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 11% and 17% of our total revenue, respectively and that our 10 largest customers collectively accounted for 73% of our total revenue. In the year ended December 31, 2014, sales to Neophotonics, Fujitsu and Alcatel-Lucent accounted for 14%, 11% and 11% of our total revenue, respectively and our 10 largest customers collectively accounted for 71% of our total revenue. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or our customer concentration generally, may fluctuate in any given period.

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

Substantially all of our sales to date have been made on a purchase order basis. We do not have any long-term commitments with any of our customers. As a result, our customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty. This in turn could cause our revenue to decline and materially and adversely affect our results of operations.

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

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. For example, Netlist, Inc. filed suit against us in the United States District Court, Central District of California, in September 2009, alleging that our iMB™ and certain other memory module components infringe three of Netlist’s patents. This litigation is ongoing.

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

The complexity of our products could result in undetected defects and we may be subject to warranty claims and product liability, which could result in a decrease in customers and revenue, unexpected expenses and loss of market share. In addition, our product liability insurance may not adequately cover our costs arising from product defects or otherwise.

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

We develop many of our semiconductor products for applications in systems that are driven by industry and technology leaders in the communications market. We also work with OEMs, system manufacturers and standards bodies to define industry conventions and standards within our target markets. We believe these relationships enhance our ability to achieve market acceptance and widespread adoption of our products. If we are unable to continue to develop or maintain these relationships, our semiconductor solutions would become less desirable to our customers, our sales would suffer and our competitive position could be harmed.

If we fail to accurately anticipate and respond to market trends or fail to develop and introduce new or enhanced products to address these trends on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more, as well as other products in more volatile high growth or rapidly changing areas, which may have shorter life cycles of only two to three years. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. For example, in 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 25%, 18% and 22% of our total revenue in 2016, 2015 and 2014, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 12% of our total revenue in 2014. There were no other products that generated more than 10% of our total revenue in 2016, 2015 or 2014.

The 2850TA-SO1D product matured in 2015 and as a result, sales of these products declined and were supplanted in part by newer parts which we developed. This underscores the importance of the need for us to continually develop and introduce new products to diversify our revenue base as well as generate new revenue to replace and build upon the success of previously introduced products which may be rapidly maturing.

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

If sufficient market demand for 100G/200G/400G solutions does not develop or develops more slowly than expected, or if we fail to accurately predict market requirements or market demand for 100G/200G/400G solutions, our business, competitive position and operating results would suffer.

We are currently investing significant resources to develop semiconductor solutions supporting 100G/200G/400G data transmission rates in order to increase the number of such solutions in our product line. If we fail to accurately predict market requirements or market demand for 100G/200G/400G semiconductor solutions, or if our 100G/200G/400G semiconductor solutions are not successfully developed or competitive in the industry, our business will suffer. If 100G/200G/400G networks are deployed to a lesser extent or more slowly than we currently anticipate, we may not realize any benefits from our investment. As a result, our business, competitive position, market share and operating results would suffer.

Our target markets may not grow or develop as we currently expect and are subject to market risks, any of which could materially harm our business, revenue and operating results.

To date, a substantial portion of our revenue has been attributable to demand for our products in the communications and datacenter markets and the growth of these overall markets. These markets have fluctuated in size and growth in recent times. Our operating results are impacted by various trends in these markets. These trends include the deployment and broader market adoption of next generation technologies, such as 100G and 100Gbe CMOS CDR and Serdes, in datacenters, communications and enterprise networks, timing of next generation network upgrades, the introduction and broader market adoption of next generation server platforms and the timing of enterprise upgrades. We are unable to predict the timing or direction of the development of these markets with any accuracy. In addition, because some of our products are not limited in the systems or geographic areas in which they may be deployed, we cannot always determine with accuracy how, where or into which applications our products are being deployed. If our target markets do not grow or develop in ways that we currently expect, demand for our semiconductor products may decrease and our business and operating results could suffer.

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

We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We also perform testing in our Westlake Village, California, facility. We generally use a single foundry for the production of each of our various semiconductors. Currently, our principal foundries are SEDI, TSMC, TowerJazz Semiconductor Ltd., and WIN Semiconductors. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Kyocera, ASE, Presto, EAG, AIC and STATS ChipPAC.

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

Additionally, as many of our fabrication and assembly and test contractors are located in the Pacific Rim region, principally in Taiwan, our manufacturing capacity may be similarly reduced or eliminated due to natural disasters, including earthquakes, political unrest, war, labor strikes, work stoppages or public health crises. This could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or test from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc., Broadcom Ltd., GigaPeak Inc., M/A-COM Technology Solutions Inc., Maxlinear, Inc., Microsemi Corporation, NTT Electronics Corporation, Qorvo Inc. and Semtech Corp.as well as other analog signal processing companies. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using semiconductor foundries according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimates. It is difficult for us to forecast the demand for our products, in part because of the complex supply chain between us and the end-user markets that incorporate our products. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product development and design. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because some of our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our customer relationships. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, some of our customers may cancel purchase orders or delay the shipment of their products that incorporate our products as a result of component shortages they may experience due to earthquakes and tsunamis in Japan or Taiwan, or likewise with respect to flooding in Thailand, which may result in excess or obsolete inventory and impact our sales and operating results. In addition, the rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. In contrast, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

We rely on third-party sales representatives and distributors to assist in selling our products. If we fail to retain or find additional sales representatives and distributors, or if any of these parties fail to perform as expected, it could reduce our future sales.

For the year ended December 31, 2016, we derived 85% of our total revenue from sales by our direct sales team and third-party sales representatives and 15% of our sales were made through third-party distributors. For the year ended December 31, 2015, we derived 80% of our total revenue from sales by our direct sales team and third-party sales representatives and approximately 20% of our sales were made through third-party distributors. For the year ended December 31, 2014 we derived 89% of our total revenue from sales by our direct sales team and third-party sales representatives and approximately 11% of our sales were made through third-party distributors, respectively. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

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

We may acquire businesses, form joint ventures or make investments in other companies or technologies that disrupt our business, be difficult to integrate, impair our operating results, dilute our stockholders’ ownership, increase our debt, divert management resources or cause us to incur significant expense.

As part of our business strategy, we have pursued and may continue to pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements that we believe will complement our business, semiconductor solutions or technologies. For example, we acquired ClariPhy in December 2016 to help expand our optical networking platform portfolio. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, including:

●	difficulty in integrating the operations, technologies, products, existing contracts, accounting and personnel of the acquired company or business;

●	realizing the anticipated benefits of any acquisition;

●	difficulty in transitioning and supporting customers, if any, of the acquired company;

●	difficulty in transitioning and collaborating with suppliers, if any, of the acquired company;

●	diversion of financial and management resources from existing operations;

●

the risk that the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;

●	inability to successfully bring newly acquired products to market or achieve design wins with such products;

●	fluctuations in industry trends that change the demand or purchasing volume of newly acquired products;

●	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired products;

●	inability to generate sufficient revenue to offset acquisition costs;

●	dilutive effect on our stock as a result of any equity-based acquisitions;

●	inability to successfully complete transactions with a suitable acquisition candidate; and

●	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements.

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments, which could harm our financial results. For example, during the year ended December 31, 2015, we abandoned a project related to in-process research and development in connection with the Cortina acquisition and recorded an impairment charge of $1.8 million. If we fail to properly evaluate acquisitions or investments, it may impair our ability to achieve the anticipated benefits of any such acquisitions or investments, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

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

We may not realize the anticipated benefits of our acquisitions, which in turn could harm our business and operating results.

We may not achieve all of the anticipated benefits of any of our acquisitions in a timely manner or at all, including our acquisitions of Cortina and ClariPhy, due to a number of factors including: failure to successfully integrate the acquired business, unanticipated costs or liabilities associated with the acquisitions, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisitions, harm to our brands and reputation, the loss of key employees of the acquired companies, negative market reaction thereto, inability to successfully extend and expand product offerings, significant impairments of anticipated goodwill and other intangible assets and the use of resources that are needed in other parts of our business.

We may sell one or more of our product lines, from time to time, as a result of our evaluation of our products and markets, and any divestiture could adversely affect our continuing business and our expenses, revenues, results of operation, cash flows and financial position.

We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. For example, in August 2016, we sold our memory product business to Rambus Inc. for $90 million in cash. Any divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

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

Our business, particularly the high-speed interconnect and optical transport business, which we acquired in connection with our acquisition of Cortina, depends on continued capital expenditures by communication service providers and is subject to the cyclicality of such expenditures. Our communications semiconductor products are sold primarily to network equipment vendors that in turn sell their equipment to service providers. If the demand for our customers’ products declines or fails to increase, as a result of lower capital expenditures by service providers or any other factors, demand for our products will be similarly affected. The global economic downturn caused a significant reduction in capital spending on communications network equipment. While we are beginning to see improvement, there are no guarantees that this growth will continue, which could result in market volatility or another downturn. If there is another downturn, our business, operating results and financial condition may be materially harmed.

Our high-speed interconnect and optical transport business that we acquired in connection with Cortina has historically relied on a small number of key customers for a substantial portion of its revenue, and the loss of one or more of these key customers or the diminished demand for these products from one or more such key customers would significantly reduce our revenue and profits.

A small number of customers have historically accounted for a substantial portion of the revenues from our high-speed interconnect and optical transport business in any particular period. We anticipate that our relationships with these key customers will continue to be important to this business, and we expect that this customer concentration will increase in the future. We have no long-term volume purchase commitments from our key customers. These customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may otherwise alter their purchasing patterns. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers would significantly reduce our revenue and profits.

The failure of our distributors to perform as expected could materially reduce our future revenue or negatively impact our reported financial results.

Our high-speed interconnect and optical transport business that we acquired in connection with Cortina has historically relied on a number of distributors, in particular Arrow Electronics, Inc. and Paltek Corporation, to help generate customer demand, provide technical support and other value-added services to its customers, fill customer orders and stock its products. These distributors do not sell those products exclusively, and to the extent they choose to emphasize a competitor’s products over our products, our results of operations could be harmed. Our contracts with these distributors may be terminated by either party with notice. Our distributors are located all over the world, and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could potentially affect our distributors’ operations. Further, our distributors have contractual rights to return unsold inventory to us, and, if this were to happen, we could incur significant cost in finding alternative sales channels for these products or through write-offs. Any adverse condition experienced by our distributors could negatively impact their level of support for our products or the rate at which they make payments to us and, consequently, could harm our results of operations. We rely on accurate and timely sales reports from our distributors in order for our financial results to represent the actual sales that our distributors make for us in any given period. Any inaccuracies or delays in these reports could negatively affect our ability to produce accurate and timely financial reports and to recognize revenue. We also rely on distributors for sales forecasts, and any inaccuracies in such forecasts could impair the accuracy of our projections and planned operations.

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

We continue to expand our international presence to take advantage of the opportunity to recruit additional engineering design talent, as well as to more closely align our operations geographically with our customers and suppliers in Asia. In certain international jurisdictions, we have also entered into agreements with local governments to provide us with, among other things, favorable local tax rates if certain minimum criteria are met. These agreements may require us to meet several requirements as to investment, headcount and activities to retain this status. We currently believe that we will be able to meet all the terms and conditions specified in these agreements. However, if adverse changes in the economy or changes in technology affect international demand for our products in an unforeseen manner or if we fail to otherwise meet the conditions of the local agreements, or if we fail to extend the favorable local tax rate, we may be subject to additional taxes, which in turn would increase our costs.

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

In the event the conditional conversion feature of our convertible senior notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, thereby incurring share dilution (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

We have substantial existing indebtedness. For example, in September 2016 and December 2015, we issued $287.5 million and $230.0 million, respectively in aggregate principal of convertible senior notes. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

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

Our business could be negatively impacted by information technology security events and other disruptions.

We face various cyber security threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, denial-of-service attacks, requests for money transfers, ransomware, as well as threats to the physical security of our facilities and employees. In addition, we face cyber threats from entities that may seek to target us through our customers, vendors, subcontractors, employees, and other third parties with whom we do business. Accordingly, we maintain information security partners and staff, policies and procedures for managing risk to our information systems, and conduct employee training on cyber security to mitigate persistent and continuously evolving cyber security threats. We have experienced cyber security threats such as viruses and attacks by hackers targeting our information technology systems. Although such events have not had a significant impact to date on our financial condition, results of operations or liquidity or reputation, future threats could, among other things, cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and the loss of business; as well as impact our results of operations materially. Due to the evolving nature of these security threats, we cannot predict the potential impact of any future incident.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments, which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $108.0 in 2016, $87.8 million in 2015, and $56.5 million in 2014. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

Changes in current laws or regulations applicable to us, the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as China, Japan, Korea, Singapore and Taiwan, any changes or uncertainties with respect to such laws or regulations or with respect to trade relations between the United States and any such jurisdictions or any adverse outcome as a result of a review or examination by the applicable taxing authority, could materially and adversely affect our business, financial condition and results of operations. For example, we have entered into agreements with local governments to provide us with, among other things, favorable local tax rates if certain minimum criteria are met, as discussed in our risk factor entitled “Tax benefits that we received may be terminated or reduced in the future, which would increase our costs.” These agreements may require us to meet several requirements as to investment, headcount and activities to retain this status. If we fail to otherwise meet the conditions of the local agreements, we may be subject to additional taxes, which in turn would increase our costs. In addition, potential future U.S. tax legislation could impact the tax benefits we effectively realize under these agreements.

Due to environmental concerns, the use of lead and other hazardous substances in electronic components and systems is receiving increased attention. In response, the European Union passed the Restriction on Hazardous Substances, or RoHS, Directive, legislation that limits the use of lead and other hazardous substances in electrical equipment. The RoHS Directive became effective July 1, 2006. We believe that our current product designs and material supply chains are in compliance with the RoHS Directive. If our product designs or material supply chains are deemed not to be in compliance with the RoHS Directive, we and our third-party manufacturers may need to redesign products with components meeting the requirements of the RoHS Directive and we may incur additional expense as well as loss of market share and damage to our reputation.

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. These rules, which required reporting starting in 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders, and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.

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

Risks Related to Our Common Stock

The trading price and volume of our common stock is subject to price volatility. This volatility may affect the price at which you could sell our common stock.

The trading price of our common stock has experienced wide fluctuations. For example, the closing sale prices for our common stock have ranged from $22.48 to $48.08 in the twelve-month period ended December 31, 2016. Volatility in the market price of our common stock may occur in the future in response to many risk factors discussed herein and others beyond our control, including but not limited to:

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

We lease 57,914 square feet of office space in Santa Clara, California which currently serves as our principal executive office, which will expire on August 17, 2019. We also lease 40,962 square feet of office space in Westlake Village, California under a lease that will expire on December 31, 2017. We also lease 27,797 square feet of office in Irvine, California under a lease that will expire on July 31, 2019, as well as 4,286 square feet of office space which will expire on March 31, 2020. Our Singapore subsidiary currently leases 6,374 square feet of office space in Singapore under a lease that expires on April 30, 2017. Our United Kingdom subsidiary currently leases office space in Northamptonshire, England under a lease that expires on September 28, 2018. We also occupy space in Folsom, California, consisting of 7,532 square feet under a lease that expires on November 30, 2020, and space in Raleigh, North Carolina, consisting of 15,440 square feet under a lease that expires on March 31, 2017. Our Canada subsidiary currently leases 13,951 square feet in Ottawa, Canada under a lease that expires on October 31, 2021. Our Argentina subsidiary currently leases 7,800 square feet in Cordoba, Argentina under a lease that expires on March 31, 2021. We believe that our current facilities are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 17 of Notes to Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data”.

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

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “IPHI”. The following table sets forth the range of high and low sales prices for our common stock in each quarter:

2016	Low	High
Fourth Quarter	$35.92	$48.46
Third Quarter	29.73	44.54
Second Quarter	25.89	34.87
First Quarter	22.07	34.61

2015	Low	High
Fourth Quarter	$22.83	$32.32
Third Quarter	20.30	25.99
Second Quarter	17.27	27.11
First Quarter	17.05	21.33

As of February 24, 2017, we had approximately 46 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2011 in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on December 31, 2011 and ending on December 31, 2016. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2016 and 2015, and the selected statements of operations data for each of the years ended December 31, 2016, 2015, and 2014 have been derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited financial statements not included in this report. Our statements of operations have been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue(1)	$266,277	$192,710	$96,145	$42,951	$34,913
Cost of revenue(1) (2)	85,581	72,694	44,244	14,933	9,284
Gross profit	180,696	120,016	51,901	28,018	25,629
Operating expense:
Research and development(1) (2)	108,013	87,774	56,508	38,248	28,816
Sales and marketing(1) (2)	26,534	21,462	15,136	10,935	8,637
General and administrative(1) (2)	21,201	20,322	16,153	11,614	12,300
Total operating expense	155,748	129,558	87,797	60,797	49,753
Income (loss) from operations	24,948	(9,542)	(35,896)	(32,779)	(24,124)
Interest expense(3)	(17,406)	(783)	—	—	—
Other income	3,914	221	495	876	914
Income (loss) before income taxes from continuing operations	11,456	(10,104)	(35,401)	(31,903)	(23,210)
Provision (benefit) for income taxes(4)	(15,057)	5,857	1,131	1,221	12,023
Net income (loss) from continuing operations	26,513	(15,961)	(36,532)	(33,124)	(35,233)
Discontinued operations:
Gain from sale	78,544	—	—	—	—
Income (loss) from discontinued operations	(3,802)	4,535	14,531	20,476	16,192
Provision for income taxes	(1,799)	(2,125)	(607)	(530)	(1,650)
Net income from discontinued operations	72,943	2,410	13,924	19,946	14,542
Net income (loss)	$99,456	$(13,551)	$(22,608)	$(13,178)	$(20,691)
Earnings per share:
Basic
Net income (loss) from continuing operations	$0.65	$(0.41)	$(1.12)	$(1.12)	$(1.24)
Net income from discontinued operations	1.80	$0.06	0.43	0.67	0.51
Basic earnings per share	$2.45	$(0.35)	$(0.69)	$(0.45)	$(0.73)
Diluted
Net income (loss) from continuing operations	$0.60	$(0.41)	$(1.12)	$(1.12)	$(1.24)
Net income from discontinued operations	1.65	$0.06	0.43	0.67	0.51
Diluted earnings per share	$2.25	$(0.35)	$(0.69)	$(0.45)	$(0.73)
Weighted-average shares used in computing earnings per share:
Basic	40,565,433	38,580,330	32,707,868	29,493,005	28,378,680
Diluted	44,124,881	38,580,330	32,707,868	29,493,005	28,378,680

(1)

On October 3, 2014, we completed the acquisition of Cortina, including its high-speed interconnect and optical transport product lines, for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. The results of operations of Cortina and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from the acquisition date. This acquisition resulted in a significant change in our statement of operations in 2016, 2015 and 2014 which includes:

(i) Charge to cost of goods sold resulting from the step-up inventory acquired from Cortina; and

(ii) Charge to cost of goods sold and operating expenses from amortization of acquired intangibles.

Footnotes continued on the following page.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$144,867	$283,044	$30,366	$31,667	$30,161
Investments in marketable securities	249,476	43,616	38,908	90,890	91,107
Working capital	433,250	344,897	108,623	129,013	131,310
Total assets	990,595	505,046	278,459	182,342	170,074
Long-term convertible debt	396,857	171,701	—	—	—
Other liabilities	131,214	42,675	39,285	22,949	17,109
Total stockholders’ equity	462,524	290,670	239,174	159,393	152,965

Footnotes continued from the prior page.

(2)	Stock-based compensation expense is included in our results of operations as follows:

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Operating expenses:
Cost of revenue	$1,796	$1,359	$1,154	$1,021	$675
Research and development	17,390	13,268	9,670	6,177	4,255
Sales and marketing	4,405	3,213	2,998	2,080	1,569
General and administrative	4,407	5,473	4,701	4,102	3,240
Discontinued operations	2,194	4,980	3,937	3,598	2,720

(3)	The interest expense resulted from convertible debts issued in December 2015 and September 2016.

(4)

The provision for income taxes for the year ended December 31, 2012 included the establishment of valuation allowance against deferred tax assets. The benefit for income taxes for the year ended December 31, 2016 included the release of valuation allowance against deferred tax assets as a result of acquisition of ClariPhy.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, anticipated benefits of our acquisitions of ClariPhy and Cortina and divestiture of our memory product business, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and datacenter markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and datacenter infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and datacenter. We provide 25G to 600G high-speed analog semiconductor solutions for the communications market. We have a wide range product portfolio with many products sold in communication and datacenter markets as of December 31, 2016. We have ongoing, informal collaborative discussions with industry and technology leaders such as Ciena Corporation, Cisco Systems, Inc., Huawei Technologies Co., Ltd., Juniper Networks Inc., Microsoft Corporation and Nokia Corporation, to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

The recent history of our product development and sales and marketing efforts is as follows:

●	In 2009, we began development of our low power CMOS SerDes product for next generation 100G Ethernet in enterprise networks.

●	In 2010, we introduced and began to ship in commercial volume the industry’s first transimpedance ampliform for 100G reconfigurable colorless networks, which we identify as product number 2850TA-SO1D.

●	In 2011, we shipped engineering samples of our Optical PHY 100 Gb/sec CMOS CDR and SerDes Gearbox products.

●

In 2012, we started shipping samples of the IN3250TA, our second-generation transimpedance amplifier, or TIA, for 100G reconfigurable colorless networks. We also introduced the industry’s first quad linear driver designed for linear transmitters to enable next-generation 100G/400G coherent systems to address the need for higher speed and higher performance networking infrastructure. We also announced the availability of the world’s first production ready 100G CMOS PHY/SerDes Gearbox products for next-generation data center, enterprise and service provider line cards.

●

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

●

In 2015, we started sampling a new product in our 45GBaud Linear Coherent Product Family, IN4518SZ. The IN4518SZ is a quad linear differential to single-ended Mach-Zehnder Modulator Driver, pin-compatible with the linear driver IN3214SZ, for 200G coherent Optical interconnect applications. The IN4518SZ extends the reach of 200G coherent for long haul applications and enables one set of hardware to serve multiple segments in the long haul and metro markets. We also announced the availability of the industry’s first, highly integrated, lowest power 4-level Pulse Amplitude Modulation (PAM4) chipset solutions for intra-data center and inter-data center cloud interconnects. The PAM4 chipset solution is a family of PAM4 PHY ICs for 40G (IN014020-XL), 50G (IN015050-SF), 100G (IN015025-CA), 400G (IN015025-CD) and a companion linear TIA (IN2860TA) to enable platform solutions for multi-rate PAM4 interconnects. We also started sampling IN3217SZ, a quad linear differential to single-ended Mach-Zehnder Modulator Driver in a Surface Mount Technology (SMT) package. The new SMT quad linear driver extends the product portfolio by utilizing cost effective packaging for higher volume 100G/200G coherent long haul and metro optical interconnect applications.

●

In 2016, we completed the acquisition of ClariPhy Communications, Inc. With this acquisition, we expect to provide a complete coherent platform to our customers in long haul, metro, and datacenter interconnect applications. We also introduced ColorZ™ reference design, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80km DWDM Data Center Interconnect in QSFP28 form factor. Utilizing advanced Pulse Amplitude Modulation signaling, ColorZ delivers up to 4Tb/s of bandwidth over a single fiber and allows multiple data centers located up to 80 km of each other to be connected and act like a single data center. We further introduced a highly integrated Silicon Photonics (SiPho) technology platform for 100Gbit/s data center applications. The single-chip SiPho optics includes multi-channel modulators, photodetectors, multiplexers, demultiplexers, optical power monitors and fiber coupling structures all integrated onto a single integrated circuit. We also announced the availability of the industry’s lowest power Clock and Data Recovery Retimer for module applications, IN012525-CQ CMOS CDR and 45GBaud Linear Coherent Product Family, the industry’s first linear ICs enabling 400G coherent solutions for next-generation long haul, metro, and data center applications. We also announced the industry’s first 400GbE platform solution for next-generation 400G CFP8 modules. The platform solution includes our PAM4 digital signal processing (DSP) IC that supports IEEE P802.3bs 400G/s Ethernet standard alongside its companion market leading linear TIA and linear drivers for client based cloud interconnects. With the introduction of these new products, we are offering customers an end-to-end platform solution for moving data faster within and between data centers. We also announced the production availability of a new product in the 32GBaud Linear Coherent Product Family. The IN3217SZ, a quad linear Mach-Zehnder Modulator Driver in a SMT package, extends the product portfolio by utilizing cost effective packaging for the 100G/200G coherent long haul and metro optical interconnect applications. We also announced the sampling of IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier. The IN6450TA supports data rates of 400Gbps to 600Gbps on a single wavelength for long haul, metro, and data center interconnect networks using coherent technology.

Our products are designed into systems sold by OEMs, including Ciena, Cisco, Huawei, Juniper, Microsoft and Nokia. We believe we are one of a limited number of suppliers to these OEMs for the types of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, original design manufacturers, or ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2016, we sold our products to more than 100 customers. A significant portion of our revenue has been generated by a limited number of customers. We believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 16% and 12% of our total revenue, respectively, in the year ended December 31, 2016. In the year ended December 31, 2015, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 11% and 17% of our total revenue, respectively. In the year ended December 31, 2014, sales to Neophotonics, Fujitsu and Alcatel-Lucent, accounted for 14%, 11% and 11% of our total revenue, respectively. Substantially all of our sales to date, including our sales to Huawei and Cisco, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 40 million high-speed analog semiconductors. Our total revenue increased to $266.3 million and $192.7 million for the years ended December 31, 2016 and 2015. The increase in revenue was a result of increase in consumption of our dual linear TIAs, quad linear driver products and complementary metal oxide semiconductor based 100G physical layers (iPHY) products and partially due to the acquisition of Cortina Systems as of October 3, 2014. As of December 31, 2016, our retained earnings was $2.0 million.

Sales to customers in Asia accounted for 70%, 62% and 60% of our total revenue in 2016, 2015 and 2014, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end users outside Asia.

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

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2016, compared to the year ended December 31, 2015, we delivered the following financial performance. The financial results for the years ended December 31, 2016 and 2015, include the results of operations of ClariPhy and Cortina from the acquisition date and the effect of purchase price accounting.

●	Total revenue increased by $73.6 million, or 38% to $266.3 million.
●	Gross profit as a percentage of revenue increased from 62% to 68%.
●	Total operating expenses increased by $26.2 million, or 20% to $155.7 million.
●	Income from operations increased by $34.5 million to $24.9 million.

●	Benefit for income taxes was $15.1 million in 2016 compared to provision for income taxes of $5.9 million in 2015.
●	Diluted net income per share from continuing operations increased by $1.01, to $0.60.

The increase in our revenue for the year ended December 31, 2016 was a result of increase in consumption of our dual linear TIAs, quad linear driver products and Optical PHY products.

The increase in gross margin was due to increase in sale of high margin products as discussed above, lower product cost from the inventory fair value step-up related to the acquired Cortina inventories for the year ended December 31, 2016 as compared to year ended December 31, 2015.

Total operating expenses increased due primarily to an increase in salaries and stock-based compensation partially from increase in headcount. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From December 31, 2015 to December 31, 2016, we hired 27 new employees, primarily in the engineering department. In addition, the acquisition of ClariPhy added 163 employees. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business. Our diluted income per share from continuing operations increased primarily due to increase in revenue and benefit from income taxes, partially offset by increase in operating expenses.

In September 2016, we issued $287.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2021. The net proceeds from this offering were approximately $279.8 million, after deducting initial purchasers’ discount and commissions and debt offering expenses. The net proceeds were partially used to purchase the capped call options of $22.5 million.

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

Revenue Recognition

Our products are fully functional at the time of shipment and do not require additional production, modification or customization. We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Our fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other persuasive evidence of an arrangement. Our agreements with non-distributor customers do not include rights of return or acceptance provisions. Product revenue is recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances, which to date, have not been significant.

Approximately 15% of our sales were made through third-party distributors in 2016. Sales to distributors are included in deferred revenue and we include the related costs in inventory until sales and delivery to the end customers occurs. Certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. We estimate the extent of these distributor price discounts at each reporting period to reduce accounts receivable and deferred revenue, but we do not issue these discounts to the distributor until the inventory is sold to the distributors' customers. Revenue recognition on product sales through distributors is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data prior to the release of our consolidated financial statements regarding the product, price, quantity and end customer when products are resold, as well as the quantities of our products they still have in stock.

We recognize revenue from the sales and licensing of certain intellectual properties when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured.

We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. Our policy is to record an allowance for doubtful accounts based on specific collection issues we have identified, aging of underlying receivables and historical experience of uncollectible balances. As of December 31, 2016 and 2015, our allowance for doubtful accounts was $155,000 and $165,000, respectively.

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

Inventory Valuation

We value our inventory, which includes materials, labor and overhead, at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We periodically write-down our inventory to the lower of cost or market based on our estimates that consider historical usage and future demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. The calculation of our inventory valuation requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence that may turn out to be inaccurate. Inventory valuation reserves were $3,967,000 and $3,974,000 as of December 31, 2016 and 2015, respectively. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor both a specific and general accrual for the related warranty expense based on specific circumstances and general historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2016 and 2015 was $110,000.

Business combinations

We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. This requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may adjust the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.

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

Goodwill and Long-Lived Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. We evaluate goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Significant management judgment is required in performing periodic impairment tests. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of our reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting unit is less than its carrying amount, no further assessment is performed. If however, we determine that it is more likely than not that the fair value of any of our reporting unit is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets such as our technology, customer relationships, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

We assess the impairment of long-lived assets, which consist primarily of property and equipment and intangible assets, including purchased in-process research and development, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. Assumptions and estimates about future values and remaining useful lives are complex and often subjective.

The acquisition of ClariPhy on December 12, 2016 increased our goodwill and identifiable intangible assets by $96,637,000 and $235,898,000, respectively. See Note 2 to the Notes to our Consolidated Financial Statements. There was no evidence of impairment based on the annual impairment testing for the year ended December 31, 2016.

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair market value of our common stock on the date of grant. The performance-based stock units are subject to the achievement of a pre-established revenue goal and earnings per share on a non-GAAP basis.  Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service.  The fair value of the performance-based stock units is calculated using the same method as our standard restricted stock units described above once the performance goals are met. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports.

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

Historically, we granted stock options to employees. We estimated the expected volatility from the historical volatilities of several unrelated public companies within the semiconductor industry because our common stock has limited trading history. When selecting the public companies used in the volatility calculation, we selected companies in the semiconductor industry with comparable characteristics to us, including stage of development, lines of business, market capitalization, revenue and financial leverage. The weighted average expected life of options was calculated using the simplified method. This decision was based on the lack of relevant historical data due to our limited experience and the lack of active market for our common stock. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected term of the options. The expected dividend rate is zero based on the fact that we have not historically paid dividends and have no intention to pay cash dividends in the foreseeable future. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

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

We have valuation allowance against deferred tax assets for the years ended December 31, 2016, 2015 and 2014. The decision to establish the valuation allowance in 2012 was due to negative evidence that included our cumulative losses in U.S., Singapore and Taiwan after considering permanent tax differences and the passage of California tax law requiring use of single sales factor which reduces the amount of California taxable income starting 2013. During the year ended December 31, 2016, we released a portion of the federal valuation allowance against deferred tax assets as a result of the consolidation of our deferred tax assets with ClariPhy’s deferred tax liabilities. We also released the entire Singapore valuation allowance as a result of the full utilization of the Singapore deferred tax asset during the year primarily due to the gain from the sale of the memory product business, yielding a deferred tax liability as of December 31, 2016. The valuation allowance release resulted in the recognition of an income tax benefit.

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

We design and develop high-speed analog semiconductor solutions for the communications and datacenter markets. Our revenue is driven by various trends in these markets. These trends include the deployment and broader market adoption of next generation 400G technologies in communications and enterprise networks and the timing of next generation network.

Our revenue is also impacted by changes in the number and average selling prices of our semiconductor products. Our products are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes, and average selling prices that are lower than initial levels.

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 25%, 18% and 22% of our total revenue in 2016, 2015 and 2014, respectively. In 2010, we introduced and began to ship in commercial volume a dual, differential linear transimpedance amplifier which we identify as product number 2850TA-SO1D. Sales of 2850TA-SO1D product comprised 12% of our total revenue in 2014. In 2017, we expect that revenue from sales of IN3250TA-SO2D will continue to be significant.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
China	$103,071	$61,448	$26,414
United States	29,976	34,605	15,662
Japan	36,308	24,410	15,111
Thailand	35,837	25,123	7,924
Italy	19,677	10,952	9,823
Other	41,408	36,172	21,211
	$266,277	$192,710	$96,145

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

As some semiconductor products mature and unit volumes increase, their average selling prices may decline. These declines are often paired with improvements in manufacturing yields and lower wafer, assembly and test costs, which offset some of the margin reduction that results from lower prices. However, our gross profit, period over period, may fluctuate as a result of changes in average selling prices due to new product introductions or existing product transitions into larger scale commercial volumes, manufacturing costs as well as our product and customer mix.

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

General and administrative. General and administrative expense consists primarily of salaries, stock-based compensation, employee benefits and expenses for executive management, legal, and finance. In addition, general and administrative expenses include fees for professional services and other indirect costs. We expect general and administrative expense to increase in absolute dollars due to the general growth of our business and the costs associated with continuing to be a public company for, among other things, SEC reporting and compliance, director fees, insurance, transfer agent fees and similar expenses.

Provision (benefit) for income taxes. For the year ended December 31, 2014, we recorded provision for income taxes of $1.1 million, which reflects an effective tax rate of (3%). The effective tax rate of (3%) differs from the statutory rate of 34% primarily due to the an increase in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, transaction cost adjustments, and recognition of research and development credits. For the year ended December 31, 2015, we recorded provision for income taxes of $5.9 million, which reflects an effective tax rate of (58%). The effective tax rate of (58%) differs from the statutory rate of 34% primarily due to increase in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustment, taxation of Subpart F income, and recognition of research and development credits. For the year ended December 31, 2016, we recorded income tax benefit of $15.1 million, which reflects an effective tax rate of (131%). The effective tax rate of (131%) differs from the statutory rate of 34% primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, transaction cost adjustments and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2016, included an income tax benefit of $17.8 million from the partial release of federal valuation allowance and full release of Singapore valuation allowance. The partial release of the federal valuation allowance against deferred tax assets resulted from the consolidation of the Company’s federal deferred tax assets with ClariPhy’s federal deferred tax liabilities. The full release of the Singapore valuation allowance against deferred tax assets resulted from the Company’s full utilization of its deferred tax asset during the year primarily due to the gain from the sale of the memory product business.

The following table sets forth a summary of our statement of operations for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total revenue	$266,277	$192,710	$96,145
Cost of revenue	85,581	72,694	44,244
Gross profit	180,696	120,016	51,901
Operating expense:
Research and development	108,013	87,774	56,508
Sales and marketing	26,534	21,462	15,136
General and administrative	21,201	20,322	16,153
Total operating expenses	155,748	129,558	87,797
Income (loss) from operations	24,948	(9,542)	(35,896)
Interest expense	(17,406)	(783)	—
Other income	3,914	221	495
Income (loss) before income taxes from continuing operations	11,456	(10,104)	(35,401)
Provision (benefit) for income taxes	(15,057)	5,857	1,131
Net income (loss) from continuing operations	26,513	(15,961)	(36,532)

Discontinued operations:
Gain from sale	78,544	—	—
Income (loss) from discontinued operations	(3,802)	4,535	14,531
Provision for income taxes	(1,799)	(2,125)	(607)
Net income from discontinued operations	72,943	2,410	13,924
Net income (loss)	$99,456	$(13,551)	$(22,608)

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Year Ended December 31,
	2016	2015	2014
Total revenue	100%	100%	100%
Cost of revenue	32	38	46
Gross profit	68	62	54
Operating expense:
Research and development	40	45	58
Sales and marketing	10	11	16
General and administrative	8	11	17
Total operating expenses	58	67	91
Income (loss) from operations	10	(5)	(37)
Interest expense	(7)	—	—
Other income	1	—	—
Income (loss) before income taxes from continuing operations	4	(5)	(37)
Provision (benefit) for income taxes	(6)	3	1
Net income (loss) from continuing operations	10	(8)	(38)

Discontinued operations:
Gain from sale	29	—	—
Income (loss) from discontinued operations	(1)	2	15
Provision for income taxes	(1)	(1)	(1)
Net income from discontinued operations	27	1	14
Net income (loss)	37%	(7)%	(24)%

 Comparison of the Years Ended December 31, 2016, 2015 and 2014

Revenue

				Change
	Year Ended December 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Total revenue	$266,277	$192,710	$96,145	$73,567	38%	$96,565	100%

Total revenue for the year ended December 31, 2016 increased by $73.6 million due to a year over year increase in average selling price of 12% and an increase in the number of units sold of 23%. The increases in average selling price and number of units sold was due to product mix, mainly from sale of dual linear TIA, quad linear driver products and Optical PHY products, including new product introductions.

Total revenue for the year ended December 31, 2015 increased by $96.6 million due to a year over year increase in number of units sold of 126%, partially offset by a decrease in the average selling price of 11%. The increase in number of units sold was due to sales of dual linear TIA, quad linear driver products and Optical PHY products, and a full year of Cortina product sales in 2015 as compared to the single quarter of product sales included in 2014. The decrease in the average selling price was due to product and customer mix as well as a natural decline in prices as products mature in the market and from competitive pricing.

Cost of Revenue and Gross Profit

				Change
	Year Ended December 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$85,581	$72,694	$44,244	$12,887	18%	$28,450	64%
Gross profit	180,696	120,016	51,901	60,680	51%	68,115	131%
Gross profit as a percentage of revenue	68%	62%	54%	—	6%	—	8%

Cost of revenue and gross profit for the year ended December 31, 2016 increased by $12.9 million and $60.7 million, respectively, compared to the prior year primarily due to increased sales and mix of our higher margin products, including dual linear TIA, quad linear driver products and Optical PHY products. Gross profit as a percentage of revenue increased due to sale of high margin products and higher product cost in 2015 as a result of inventory fair value step-up related to the acquired Cortina inventories sold in 2015.

Cost of revenue and gross profit for the year ended December 31, 2015 increased by $28.5 million and $68.1 million, respectively, compared to the prior year primarily due to increase in revenue from sales of our dual linear TIA, quad linear driver products, Optical PHY products and high-speed interconnect and optical transport products, which generated higher margin, amortization of inventory step-up related to the acquired Cortina inventories and amortization of acquired intangibles. Gross profit as a percentage of revenue increased due to sale of high margin products as discussed above and lower amortization of inventory fair value step-up related to the acquired Cortina inventories of $4.0 million, offset by increase of amortization of acquired intangibles by $8.6 million.

Research and Development

				Change
	Year Ended December 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$108,013	$87,774	$56,508	$20,239	23%	$31,266	55%

Research and development expense for the year ended December 31, 2016 increased by $20.2 million due to the increase in personnel costs and stock-based compensation expense of $5.5 million and $4.1 million, respectively, which in turn was also partially due to an increase in research and development headcount in 2016. In addition, CAD software tool license expense increased by $2.3 million, primarily due to an increase in headcount and engineering activities. Further, the reimbursement from customers related to research and development contracts was higher by $8.3 million in 2015 due to completion of development contracts entered with the customers. Depreciation and allocated expenses also increased by $3.5 million, primarily, due to an increase in equipment and research and development activities. The increases were partially offset by the absence of an impairment charge related to abandoned in-process research and development costs of $1.8 million in 2015. The increase in research and development expense was primarily driven by our strategy to continue to expand our product offerings and enhance our existing products.

Research and development expense for the year ended December 31, 2015 increased by $31.3 million, primarily due to the increase in research and development headcount from new employees hired in 2015 and as a result of the acquisition of Cortina, which resulted in a $12.9 million and $3.6 million increase in personnel costs and stock-based compensation expense, respectively. In addition, CAD software tool license expense increased by $4.5 million, primarily due to an increase in headcount and engineering activities. Further, external test services, pre-production engineering mask costs and laboratory supplies increased by $3.1 million. We abandoned a project related to in-process research and development costs which resulted in an impairment charge of $1.8 million. Depreciation and allocated expenses also increased by $5.4 million, primarily, due to an increase in equipment and research and development activities. The increase in research and development expense was primarily driven by acquisition of Cortina and our strategy to continue to expand our product offerings and enhance our existing products.

Sales and Marketing

				Change
	Year Ended December 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$26,534	$21,462	$15,136	$5,072	24%	$6,326	42%

Sales and marketing expense for the year ended December 31, 2016 increased by $5.1 million, primarily due to an increase in personnel costs, including stock-based compensation expense of $2.9 million, to support increasing sales activities from new developed products. Commission expense increased by $0.6 million due to higher compensation and higher revenue. In addition, amortization of intangible asset related to ClariPhy acquisition was $0.4 million. Product samples and trade shows expense increased by $0.5 million primarily associated with new products introduced into the market.

Sales and marketing expense for the year ended December 31, 2015 increased by $6.3 million, primarily due to an increase in personnel costs, including stock-based compensation expense of $3.6 million, to support increasing sales activities from newly developed products and from the Cortina acquisition. Commission expense increased by $1.6 million due to higher compensation and higher revenue. In addition, amortization of intangible asset related to Cortina acquisition increased by $0.6 million.

General and Administrative

				Change
	Year Ended December 31,			2016		2015
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$21,201	$20,322	$16,153	$879	4%	$4,169	26%

General and administrative expenses for the year ended December 31, 2016 increased by $0.9 million, primarily due to increase in outside legal fees of $1.1 million in connection with the acquisition of ClariPhy and an increase in salaries of $0.9 million due to higher salaries and new hires. The increases were partially offset by a decrease in stock-based compensation by $1.1 million in connection with the completion of four year vesting of an initial grant to an officer in the first quarter 2016.

General and administrative expenses for the year ended December 31, 2015 increased by $4.2 million, primarily due to an increase in personnel costs and stock-based compensation expense of $2.1 million as a result of new hires in connection with the Cortina acquisition, as well as grants awarded. Amortization of intangibles and accounting and consultant fees increased by $0.3 million and $0.5 million, respectively, due to the Cortina acquisition. In addition, we incurred a loss of $0.5 million from the disposal of certain property and equipment in connection with the Cortina acquisition.

Provision (benefit) for Income Taxes

				Change
	Year Ended December 31,			2016			2015
	2016	2015	2014	Amount	%		Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(15,057)	$5,857	$1,131	$(20,914)	(357%	)	$4,726	418%

For the year ended December 31, 2016, we recorded an income tax benefit of $15.1 million, which reflects an effective tax rate of (131%). The effective tax rate of (131%) differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, transaction cost adjustments, and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2016, included an income tax benefit of $17.8 million from the partial release of federal valuation allowance and full release of the Singapore valuation allowance. The partial release of the federal valuation allowance against deferred tax assets resulted from the consolidation of the Company’s federal deferred tax assets with ClariPhy’s federal deferred tax liabilities. The full release of the Singapore valuation allowance against deferred tax assets resulted from the Company’s full utilization of its deferred tax asset during the year primarily due to the gain from the sale of the memory product business.

For the year ended December 31, 2015, we recorded a provision for income taxes of $5.9 million, which reflects an effective tax rate of (58%). The effective tax rate of (58%) differs from the statutory rate of 34% primarily due to change in the valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, taxation of Subpart F income and recognition of research and development credits.

For the year ended December 31, 2014, we recorded a provision for income taxes of $1.1 million, which reflects an effective tax rate of (3%). The effective tax rate of (3%) differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, transaction costs adjustments and recognition of research and development credits.

We operate under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon our meeting certain employment, activities and investment thresholds over time. As of December 31, 2016, we believe we have met all of the required thresholds.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents and investments in marketable securities of $394.3 million. Our primary uses of cash are to fund operating expenses, purchase inventory, acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2016 and 2015, we issued convertible debt, which resulted in an increase in cash and cash equivalents. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the timing of shipments and payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$63,073	$72,543	$8,441
Net cash used in investing activities	(448,213)	(23,871)	(11,744)
Net cash provided by financing activities	246,963	204,006	2,002
Net increase (decrease) in cash and cash equivalents	$(138,177)	$252,678	$(1,301)

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2016 primarily reflected net income of $99.5 million, depreciation and amortization of $31.2 million, stock-based compensation of $30.2 million, amortization of deferred tax charge of $0.9 million, amortization of premiums on marketable securities of $1.5 million, accretion of convertible debt and amortization of issuance expenses of $14.2 million, a change in income tax payable/receivable of $1.4 million, an increase in accounts payable of $3.5 million and other liabilities by $2.0 million, partially offset by a gain from sale of discontinued operations and cost method investment of $79.7 million, deferred income taxes of $15.5 million, increases in accounts receivable of $17.0 million, inventories of $6.4 million, prepaid expenses of $1.4 million and a decrease in deferred revenue of $1.3 million. Our accounts payable increased due to increased production volume. Our other liabilities increased due to amounts payable to Rambus. Our accounts receivable increased due to higher product shipments to customers and longer credit term. Our inventories increased as a result of growing production for expected delivery to customers in the first quarter of 2017. Our prepaid expenses and other assets increased due to additional subscriptions. Our deferred revenue decreased due to the sale of our memory product business.

Net cash provided by operating activities in 2015 primarily reflected depreciation and amortization of $26.9 million, stock-based compensation of $28.3 million, loss on disposal and abandonment of property and equipment of $1.9 million, impairment of in-process research and development of $1.8 million, amortization of deferred tax charge of $0.9 million, amortization of premiums on marketable securities of $0.5 million, accretion of convertible debt and amortization of issuance expenses of $0.6 million, decreases in accounts receivable by $6.5 million, inventories of $8.8 million, prepaid expenses and other assets of $2.2 million, change in income tax payable/receivable by $6.4 million and an increase in accrued expenses by $3.4 million, partially offset by a net loss of $13.6 million and a decrease in other liabilities of $1.4 million. Our accounts receivable decreased due to collections from customers. Our inventories decreased due to shipments to customers and amortization of fair value step-up on Cortina inventories. Our prepaid expenses and other current assets decreased due to settlement of a non-trade receivable. Our accrued expenses increased due to accrual of employee related expenses. Other liabilities decreased due to deposits received from customers used in 2015 and decrease in deferred rent on building leases.

Net cash provided by operating activities in 2014 primarily reflected depreciation and amortization of $14.1 million, stock-based compensation of $22.5 million, abandonment of assets of $1.2 million, amortization of deferred tax charge of $0.9 million, amortization of premiums on marketable securities of $0.8 million, a decrease in inventories of $10.1 million and an increase in deferred revenue of $5.4 million, partially offset by a net loss of $22.6 million, increase in accounts receivable by $8.7 million, an increase in prepaid expenses by $3.3 million, a decrease in accounts payable and accrued expenses by $10.3 million and a decrease in other liabilities of $1.7 million. Our inventories, net of acquired inventories from the Cortina acquisition decreased due to shipments to customers. Our deferred revenue increased as a result of the acquisition of Cortina and distributors increased their inventory level for shipment to customers in the first quarter of 2015. Accounts receivable increased due to higher shipments made in the last month of the quarter, including Cortina’s products. Our prepaid expenses and other assets increased as a result of new subscriptions with vendors and related prepayments. Our accounts payable and accrued expenses, net of assumed liabilities from Cortina acquisition, decreased due to payment to vendors and employees. Other liabilities decreased due to amortization of advance payment received from a customer in 2013.

Net Cash Used in Investing Activities

In 2016, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $330.6 million, the acquisition of ClariPhy for $294.4 million, net of cash acquired, purchases of property and equipment of $22.3 million, mainly for laboratory, production and computer equipment and leasehold improvements for our offices, and the purchase of minority interest in an early stage private companies for $8.0 million partially offset by sales and maturities of marketable securities of $122.1 million, proceeds from the sale of discontinued operations of $78.8 million and cost method investment of $6.3 million.

In 2015, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $21.9 million, purchases of property and equipment of $16.6 million, mainly for laboratory, production and computer equipment and software and the purchase of a minority interest in an early stage private company for $2.0 million, partially offset by sales and maturities of marketable securities of $16.5 million.

In 2014, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $38.6 million, the acquisition of Cortina for $35.3 million, net of cash acquired, purchases of property and equipment of $21.2 million, mainly for laboratory, production and computer equipment and leasehold improvements for our offices, the purchase of a minority interest in an early stage private company for $5.0 million and the purchase of patents for $1.6 million, partially offset by sales and maturities of marketable securities of $89.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2016, consisted primarily of net proceeds from issuance of convertible debt of $279.5 million, proceeds from the exercise of stock options and employee stock purchase plan of $11.3 million. This was partially offset, by the purchase of capped call options related to convertible debt issued of $22.5 million, minimum tax withholding paid on behalf of employees for net share settlement of $20.4 million and a loan to a supplier of $0.7 million.

Net cash provided by financing activities in 2015, consisted primarily of the net proceeds from the issuance of convertible debt of $224 million, proceeds from the exercise of stock options and employee stock purchase plan of $10.7 million. This was offset, in part, by the purchase of capped call options related to convertible debt issued of $17.8 million and minimum tax withholding paid on behalf of employees for net share settlement of $12.9 million.

Net cash provided by financing activities in 2014, consisted primarily of proceeds from the exercise of stock options and employee stock purchase plan of $7.0 million. This was offset, in part, by the minimum tax withholding paid on behalf of employees for net share settlement of $5.0 million.

Operating and Capital Expenditure Requirements

Our principal sources of liquidity as of December 31, 2016 consisted of $394.3 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 - 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through equity or debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2016:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible debt	$517,500	—	—	$517,500	—
Interest payable on convertible debt	21,059	$4,672	$9,487	6,900	—
Operating lease obligations	15,026	6,050	7,478	1,370	$128
Obligations related to intangibles	49,863	14,612	35,251	—	—
Obligations under capital lease	2,917	1,010	1,362	545	—

As of December 31, 2016, we recorded a liability for our uncertain tax position of $1.5 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third-party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2016, the total value of open purchase orders for wafers was approximately $9.5 million. As of December 31, 2016, we have a commitment to pay $1 million for software license starting in 2017.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $394.3 and $326.7 million at December 31, 2016 and December 31, 2015, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2016 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, variable rate demand notes, commercial paper and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2016, the impact on the fair value of these securities or our cash flows or income would not be material.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of December 31, 2016, we had outstanding debt of $517.5 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Our cash and cash equivalents and investment in marketable securities at December 31, 2016 consisted of $316.4 million held domestically, with the remaining balance of $77.9 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Inphi Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments in 2016.

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

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded ClariPhy Communication Inc. from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded ClariPhy Communication Inc. from our audit of internal control over financial reporting. ClariPhy Communication Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 3% and 0.4% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2017

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$144,867	$283,044
Investments in marketable securities	249,476	43,616
Accounts receivable, net	49,999	30,418
Inventories	32,039	12,628
Prepaid expenses and other current assets	23,139	3,901
Current assets held for sale	—	5,268
Total current assets	499,520	378,875
Property and equipment, net	44,471	33,624
Goodwill	105,077	8,440
Identifiable intangible assets, net	327,063	66,289
Deferred tax charge	1,384	2,322
Other assets, net	13,080	12,126
Noncurrent assets held for sale	—	3,370
Total assets	$990,595	$505,046

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,039	$5,851
Deferred revenue	3,630	4,654
Accrued employee expenses	16,588	13,719
Other accrued expenses	7,277	3,246
Other current liabilities	24,736	1,018
Current liabilities held for sale	—	5,490
Total current liabilities	66,270	33,978
Convertible debt	396,857	171,701
Other long-term liabilities	64,944	8,697
Total liabilities	528,071	214,376
Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 41,303,353 and 39,389,280 issued and outstanding at December 31, 2016 and 2015, respectively	41	39
Additional paid-in capital	459,928	392,616
Retained earnings (accumulated deficit)	1,976	(102,741)
Accumulated other comprehensive income	579	756
Total stockholders’ equity	462,524	290,670
Total liabilities and stockholders’ equity	$990,595	$505,046

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenue	$266,277	$192,710	$96,145
Cost of revenue	85,581	72,694	44,244
Gross profit	180,696	120,016	51,901
Operating expenses:
Research and development	108,013	87,774	56,508
Sales and marketing	26,534	21,462	15,136
General and administrative	21,201	20,322	16,153
Total operating expenses	155,748	129,558	87,797
Income (loss) from operations	24,948	(9,542)	(35,896)
Interest expense	(17,406)	(783)	—
Other income, net	3,914	221	495
Income (loss) before income taxes from continuing operations	11,456	(10,104)	(35,401)
Provision (benefit) for income taxes	(15,057)	5,857	1,131
Net income (loss) from continuing operations	26,513	(15,961)	(36,532)
Discontinued operations:
Gain from sale	78,544	—	—
Income (loss) from discontinued operations	(3,802)	4,535	14,531
Provision for income taxes	(1,799)	(2,125)	(607)
Net income from discontinued operations	72,943	2,410	13,924
Net income (loss)	$99,456	$(13,551)	$(22,608)

Earnings per share:
Basic
Net income (loss) from continuing operations	$0.65	$(0.41)	$(1.12)
Net income from discontinued operations	1.80	0.06	0.43
Basic earnings per share	$2.45	$(0.35)	$(0.69)
Diluted
Net income (loss) from continuing operations	$0.60	$(0.41)	$(1.12)
Net income from discontinued operations	1.65	0.06	0.43
Diluted earnings per share	$2.25	$(0.35)	$(0.69)

Weighted-average shares used in computing earnings per share:
Basic	40,565,433	38,580,330	32,707,868
Diluted	44,124,881	38,580,330	32,707,868

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$99,456	$(13,551)	$(22,608)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of $0, $0 and $45 tax expense in 2016, 2015 and 2014, respectively	(172)	(87)	11
Realized gain reclassified into earnings, net of tax	(5)	(9)	(97)
Comprehensive income (loss)	$99,279	$(13,647)	$(22,694)

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Retained	Accumulated	Total
			Additional	Earnings	Other	Stock-
			Paid-in	(Accumulated	Comprehensive	holders’
	Common Stock		Capital	Deficit)	Income	Equity
	Shares	Amount
Balance at December 31, 2013	30,244,439	$30	$225,007	$(66,582)	$938	$159,393
Issuance of common stock from exercise of stock options	788,196	1	4,297	—	—	4,298
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	738,862	1	(4,965)	—	—	(4,964)
Issuance of common stock from employee stock purchase plan	264,886	—	2,668	—	—	2,668
Income tax benefit adjustment from stock option exercises	—	—	55	—	—	55
Stock-based compensation expense	—	—	22,460	—	—	22,460
Issuance of stock from Cortina acquisition	5,274,580	5	77,953	—	—	77,958
Net loss	—	—	—	(22,608)	—	(22,608)
Other comprehensive loss, net	—	—	—	—	(86)	(86)
Balance at December 31, 2014	37,310,963	$37	$327,475	$(89,190)	$852	$239,174
Issuance of common stock from exercise of stock options	722,913	1	6,144	—	—	6,145
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	1,028,650	1	(12,914)	—	—	(12,913)
Issuance of common stock from employee stock purchase plan	326,764	—	4,583	—	—	4,583
Income tax benefit from stock option exercises	—	—	4,305	—	—	4,305
Stock-based compensation expense	—	—	28,293	—	—	28,293
Conversion feature of convertible debt, net of issuance costs	—	—	52,532	—	—	52,532
Purchase of capped calls	—	—	(17,802)	—	—	(17,802)
Net loss	—	—	—	(13,551)	—	(13,551)
Other comprehensive loss, net	—	—	—	—	(96)	(96)
Balance at December 31, 2015	39,389,290	$39	$392,616	$(102,741)	$756	$290,670
Issuance of common stock from exercise of stock options	587,229	1	5,786	—	—	5,787
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	1,041,743	1	(20,478)	—	—	(20,477)
Issuance of common stock from employee stock purchase plan	285,101	—	5,518	—	—	5,518
Stock-based compensation expense	—	—	30,192	—	—	30,192
Conversion feature of convertible debt, net of issuance costs	—	—	68,834	—	—	68,834
Purchase of capped calls	—	—	(22,540)	—	—	(22,540)
Net income	—	—	—	99,456	—	99,456
Cumulative effect of change in accounting principle	—	—	—	5,261	—	5,261
Other comprehensive loss, net	—	—	—	—	(177)	(177)
Balance at December 31, 2016	41,303,363	$41	$459,928	$1,976	$579	$462,524

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net income (loss)	$99,456	$(13,551)	$(22,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,216	26,884	14,114
Stock-based compensation	30,192	28,293	22,460
Gain from sale of discontinued operations	(78,544)	—	—
Gain from sale of cost method investment	(1,138)	—	—
Loss on disposal and abandonment of property and equipment	—	1,958	1,195
Impairment of in-process research and development	—	1,750	—
Deferred income taxes	(15,539)	(142)	487
Amortization of deferred tax charge	938	939	938
Accretion of convertible debt and amortization of issuance expenses	14,178	592	—
Amortization of premiums on marketable securities	1,496	554	800
Other noncash items	(5)	(9)	2
Changes in assets and liabilities:
Accounts receivable	(17,028)	6,496	(8,686)
Inventories	(6,384)	8,822	10,119
Prepaid expenses and other assets	(1,389)	2,200	(3,255)
Income tax payable/receivable	1,411	6,441	(576)
Accounts payable	3,523	(209)	(1,302)
Accrued expenses	(45)	3,413	(9,006)
Deferred revenue	(1,280)	(443)	5,424
Other liabilities	2,015	(1,445)	(1,665)
Net cash provided by operating activities	63,073	72,543	8,441

Cash flows from investing activities
Purchases of property and equipment	(22,348)	(16,557)	(21,171)
Proceeds from sale of property and equipment	—	75	—
Purchases of marketable securities	(330,592)	(21,906)	(38,557)
Sales of marketable securities	5,504	3,937	53,157
Maturities of marketable securities	116,627	12,580	36,715
Proceeds from sale of cost method investment	6,345	—	—
Proceeds from sale of discontinued operations	78,750	—	—
Purchase of patents	—	—	(1,580)
Acquisition of business, net of cash acquired	(294,444)	—	(35,308)
Payment of debt related to purchase of intangible asset	(55)	—	—
Purchase of cost-method investment in private companies	(8,000)	(2,000)	(5,000)
Net cash used in investing activities	(448,213)	(23,871)	(11,744)

Cash flows from financing activities
Proceeds from exercise of stock options	5,748	6,145	4,298
Proceeds from employee stock purchase plan	5,518	4,583	2,668
Proceeds from issuance of convertible debt, net of issuance costs	279,459	223,993	—
Purchase of capped call options	(22,540)	(17,802)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(20,477)	(12,913)	(4,964)
Long-term loan provided	(725)	—	—
Payment of capital lease obligations	(20)	—	—
Net cash provided by financing activities	246,963	204,006	2,002
Net increase (decrease) in cash and cash equivalents	(138,177)	252,678	(1,301)
Cash and cash equivalents at beginning of year	283,044	30,366	31,667
Cash and cash equivalents at end of year	$144,867	$283,044	$30,366

Supplemental cash flow information
Acquisition of Cortina Systems, Inc. in exchange for common stock	$—	$—	$77,958
Interest paid	2,537	—	—
Income taxes paid	156	723	715
Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	39,046	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

1. Organization and Summary of Significant Accounting Policies

Inphi Corporation (the “Company”), a Delaware corporation, was incorporated in November 2000. The Company is a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and datacenter. The Company’s semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and datacenter. In addition, the semiconductor solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and datacenter.

On October 3, 2014, the Company completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines (Cortina) for approximately $52,509 in cash and approximately 5.3 million shares of the Company’s common stock in accordance with the Agreement and Plan of Merger dated July 30, 2014 as amended by Amendment No. 1 to the Agreement and Plan of Merger dated September 25, 2014. The revenue and expenses of Cortina are included in the consolidated statement of income from October 3, 2014 onwards.

On August 4, 2016, the Company completed the sale of the memory product business to Rambus Inc. (Rambus) for $90,000 in cash inclusive of $11,250 which was placed into escrow for a period of twelve months following the closing as security for the Company’s indemnification obligations pursuant to the agreement and recorded as other current assets. The Company's consolidated financial statements and accompanying notes for current and prior periods have been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations. In addition, the assets and liabilities to be disposed of have been treated and classified as held for sale in the balance sheet as of December 31, 2015. For more information on discontinued operations, see Note 3.

On December 12, 2016, the Company completed the acquisition of ClariPhy Communications Inc. (ClariPhy) for $303,661 in cash. The revenue and expenses of ClariPhy are included in the consolidated statement of income from December 12, 2016.

The Company is subject to certain risks and uncertainties and believes changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations or cash flows: ability to sustain profitable operations due to losses incurred and accumulated deficit in prior years, dependence on limited number of customers for a substantial portion of revenue, product defects, risks related to intellectual property matters, lengthy sales cycle and competitive selection process, lengthy and expensive qualification process, ability to develop new or enhance products in a timely manner, market development of and demand for the Company’s products, reliance on third parties to manufacture, assemble and test products and ability to compete.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Inphi, Cortina, ClariPhy and subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 Business Combinations

The Company accounts for acquisitions of business using the purchase method of accounting, which requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income.

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

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Income as part of “Other income (expense)”. Foreign currency loss in 2016, 2015 and 2014 were $434, $524, and $136, respectively.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. Inventory write downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes. Inventory valuation reserves were $3,967 and $3,974 as of December 31, 2016 and 2015, respectively.

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

 Equipment Under Capital Leases

The Company leases certain of its equipment under capital lease agreements. The assets and liabilities under capital leases are initially recorded at the fair value of the assets under lease. The capital lease obligation outstanding at December 31, 2016 was $2,430.

Intangible Assets

Intangible assets represent rights acquired for developed technology, customer relationships, trade mark, patents and IPR&D in connection with the business acquisitions. Intangible assets with finite useful lives are amortized over periods ranging from one to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed, or if that pattern cannot be reliably determined, using a straight-line amortization method. Acquired IPR&D is capitalized and amortization commences upon completion of the underlying projects. If any of the projects are abandoned, the Company would be required to impair the related IPR&D asset.

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

To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of our reporting unit is less than its carrying amount. The qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of any of our reporting unit is less than its carrying amount, no further assessment is performed. If however, the Company determines that it is more likely than not that the fair value of any of the reporting unit is less than its carrying amount, the Company calculates the fair value of that reporting unit and compares the fair value to the reporting unit’s net book value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. There was no impairment of goodwill in 2016, 2015 and 2014.

Internal Use Software Costs

Certain external computer software costs acquired for internal use are capitalized. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized costs are included within property and equipment. In 2016, the Company adopted the guidance related to accounting for fees paid in a cloud computing arrangement. See discussion below.

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

Revenue from non-product sales was less than 1% and 2% of total revenue for the years ended December 31, 2016 and 2015, respectively.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of both December 31, 2016 and 2015, the warranty liability was $110.

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities including salaries, stock-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred. The Company enters into development agreements with some of the Company’s customers. Recoveries from nonrecurring engineering services from early stage technology are recorded as an offset to product development expense incurred in support of this effort and serve as a mechanism to partially recover development expenditures. These reimbursements are recognized upon completion and acceptance by the customer of contract deliverables or milestones. The Company recorded approximately $2,400, $10,750, $10,250 as offset to research and development expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel, trade show costs and others. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended December 31, 2016, 2015 and 2014 were not material.

General and Administrative Expense

General and administrative expense consists of salaries, stock-based compensation, employee benefits and expenses for executive management, legal, finance and others. In addition, general and administrative expense includes fees for professional services and occupancy costs. These costs are expensed as incurred.

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

In accordance with FASBs guidance on Accounting for Uncertainty in Income Taxes, the Company performs a comprehensive review of uncertain tax positions regularly. In this regard, an uncertain tax position represents an expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in the consolidated financial statements. The Company recognizes potential interest and penalties on uncertain tax positions within provision (benefit) for income taxes on the consolidated statement of income.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock-Based Compensation

Stock-based compensation for stock option and restricted stock units issued to the Company’s employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The fair value of restricted stock units is based on the fair market value of the Company’s common stock on the date of grant. Historically, the Company granted stock options to employees and the Company uses the Black-Scholes option-pricing model for valuing stock option awards granted to employees and directors at the grant date. Determining the fair value of stock option awards at the grant date requires the input of various assumptions, including fair value of the underlying common stock, expected future share price volatility, expected term, risk-free interest rate and dividend rate. Changes in these assumptions can materially affect the fair value of the options. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The weighted average expected life of options was calculated using the simplified method. This decision was based on the lack of relevant historical data due to the Company’s limited experience. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company establishes the estimated forfeiture rates based on historical experience. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period which is equal to the vesting period.

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

Earnings per Share

Basic earnings per share is calculated by dividing income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options, restricted stock units, employee share purchase plan and the shares that could be issued upon conversion of the Company’s convertible debt. The capped call options in connection with the issuance of the convertible notes are excluded from the calculation of diluted earnings per share as their impact is always anti-dilutive.

Segment Information

The Company operates in one reporting segment related to the design, development and sale of high speed analog connectivity components that operate to maintain, amplify and improve signal integrity at high speeds in a wide variety of applications. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on “Revenue from Contracts with Customers.” The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance was initially effective for the Company on January 1, 2017. The new guidance permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. The guidance may be adopted as early as January 1, 2017, the effective date of the original guidance. In March 2016, the FASB issued a guidance in the assessment whether an entity is a principal or an agent in the new revenue standard (gross versus net revenue presentation). In April 2016, the FASB issued a guidance which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The guidance changed the previous proposals on renewals of right-of-use licenses and contractual restrictions. The guidance has the same effective date and transition requirements as the new revenue standard. The Company selected the cumulative effect transition method. Under the new guidance, the Company likely to recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). The Company is currently evaluating other effects that the new revenue standards will have on its consolidated financial statements and related disclosures.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In April 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Upon adoption, cash paid for cloud computing arrangements that include software will be classified as an investing activity on our statement of cash flows. The Company adopted this standard at the beginning of 2016 which resulted in an increase in intangible assets.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In March 2016, the FASB issued a guidance that will change certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than the minimum for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance allows entities to estimate forfeiture or recognize forfeitures when they occur. It also requires presentation of excess tax benefits as an operating activity and cash paid by employer to taxing authorities on the employees’ behalf for withheld shares as financing activity on the statement of cash flows. The Company early adopted this standard at the beginning of 2016 and the effect of adoption is discussed in Note 13 of the consolidated financial statements.

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

In January 2017, the FASB issued a guidance on classifying the definition of a business. This guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for calendar year-end public companies in 2018. Early adoption is permitted for transactions for which the acquisition date occurs before the effective date of the guidance only when the transaction has not been reported in financial statements that have been issued.

In January 2017, the FASB issued a guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance

2. Acquisitions

On December 12, 2016, the Company completed the acquisition of ClariPhy Communications, Inc. for $303,661 in cash. The Company acquired ClariPhy to provide a complete coherent platform to the Company’s customers in long haul, metro, and datacenter interconnect applications. Cash of $30,000 was placed in an escrow fund for up to 24 months following the closing for the satisfaction of certain potential indemnification claims. The consolidated financial statements include the results of operations of ClariPhy as of the acquisition date.

The acquisition has been accounted for using the purchase method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of the estimated fair value of tax related items, the Company may revise the preliminary purchase price allocation during the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material as the Company finalizes the fair values of the tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the preliminary purchase price allocation as of the acquisition date:

Cash	$7,417
Receivables	2,552
Inventories	13,774
Other current assets	2,739
Property and equipment	6,163
Identifiable intangible assets	138,558
In-process research and development	97,340
Other noncurrent assets	753
Accounts payable, accrued expenses and other current liabilities	(13,667)
Deferred tax liabilities, noncurrent	(42,958)
Other liabilities	(5,647)
Total identifiable net assets	207,024
Goodwill	96,637
Net assets acquired	$303,661

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of the acquisition date, the fair value of receivables, other assets, accounts payable, accrued expenses and other liabilities approximated the book value acquired.

The following table summarizes the estimated fair value of intangible assets and their estimated useful lives as of the date of acquisition:

		Estimated
	Estimated	Useful Life
	Fair Value	(Years)

Developed technology	$66,450	1	-	6
Customer relationships	62,370		7
Trade name	1,390		5
Software	8,348	1	-	3
In-process research and development	97,340		—
	$235,898

Developed technology was valued using the multi-period excess earnings method under the income approach. This method involves discounting the direct cash flow expected to be generated by the technologies over their remaining lives, net of returns on contributory assets. The estimated useful life was determined based on the technology cycle related to each product family and its expected contribution to forecasted revenue. Customer relationships were valued using the incremental cash flow approach which involved discounting management’s estimate of the incremental revenues afforded by having the existing customer relationships in place as of the acquisition date, net of operating expense, taxes and returns on contributory assets. The estimated useful life was determined based on the estimated customer product or program ramp-up period required to develop the similar existing customer revenue base. Trade name was valued based on application of relief-from-royalty approach under the income approach. This method is based on the application of a royalty rate to forecasted revenue. The estimated useful life was determined based on the expected life of the trade names, the history of the trade names and the cash flows anticipated over the forecasted periods. In-process research and development was valued using the multi-period excess earnings method under the income approach, with the additional inclusion of estimated costs required to complete the projects.

The Company capitalized $97,340 of IPR&D costs related to the ClariPhy acquisition. Upon completion of the projects, the related IPR&D assets will be amortized over their estimated useful lives. If the projects are abandoned, the Company will be required to impair the related IPR&D asset. The following table summarizes the details of IPR&D are:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date

M200	$60,500	67%	$12,064	2018

Lightspeed III	36,840	26%	39,176	2019

Discount rates of 17% to 20% were applied to the projected cash flows to reflect the risk related to these IPR&D projects.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and is attributable to the work force of ClariPhy, the Company’s going concern value with the opportunity to leverage its work force to develop new technologies and the ability of the Company to grow the business faster and more profitable than was possible by ClariPhy as a stand-alone company. Goodwill is not amortized and is not deductible for tax purposes.

The Company incurred acquisition costs of $1,738 which are included in general and administrative expense in the consolidated statement of income for the year ended December 31, 2016.

ClariPhy contributed revenue of $1,128 and pre-tax loss of $2,361 to the Company for the period from December 12, 2016 to December 31, 2016.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the years ended December 31, 2016 and the year ended December 31, 2015, assuming the ClariPhy acquisition had been completed as of January 1, 2015. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property and equipment acquired, amortization of the purchase accounting effect on inventory acquired from ClariPhy, interest income for reduction in short-term investments to fund the acquisition and interest expense from assumed debt issued to fund the acquisition.

	Pro Forma Year Ended December 31, 2016	Pro Forma Year Ended December 31, 2015
	(unaudited)	(unaudited)
Revenue	$304,820	$228,040
Net income (loss)	$48,481	$(48,356)
Earnings per share – basic	$1.20	$(1.25)
Earnings per share – diluted	$1.10	$(1.25)

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and ClariPhy, reflecting the results of operations for the year ended December 31, 2016 and 2015. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition as of the beginning of the period presented. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

On October 3, 2014, the Company completed the acquisition of Cortina Systems, Inc. including its high-speed interconnect and optical transport product lines for approximately $52,509 in cash and approximately 5.3 million shares. The Company did not acquire as part of the merger, Cortina Systems, Inc.’s access and digital Home business, which Cortina Systems, Inc. divested prior to the closing of the acquisition. The Company acquired Cortina to expand the Company’s resources and market share of the high-speed optical and networking interconnects. Cash of $16,500 was placed in an escrow fund for up to 12 months following the closing for the satisfaction of certain potential indemnification claims. The escrow fund was released in October 2015. The consolidated financial statements include the results of operations of Cortina as of the acquisition date.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of the acquisition date, the fair value of receivables, other assets, accounts payable and accrued expenses approximated the book value acquired.

The following table summarizes the estimated fair value of intangible assets and their estimated useful lives as of the date of acquisition:

		Estimated
	Estimated	Useful Life
	Fair Value	(Years)

Developed technology	$71,570	5	-	8
Customer relationships	8,170		10
Trade name	920		5
In-process research and development	1,750		—
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

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the year ended December 31, 2014, assuming the Cortina acquisition had been completed as of January 1, 2013. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property and equipment acquired, amortization of the purchase accounting effect on inventory acquired from Cortina, and interest income for reduction in short-term investments to fund the acquisition.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Pro Forma Year Ended December 31, 2014
(unaudited)
Revenue	$224,116
Net loss	$(8,500)
Earnings per share – basic	$(0.23)
Earnings per share – diluted	$(0.23)

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Cortina, reflecting the results of operations for the year ended December 31, 2014. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition as of the beginning of the period presented. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

3. Discontinued Operations

On August 4, 2016, the Company completed the sale of its memory product business (the “Business”) to Rambus Inc. (Rambus) for $90,000 in cash, $11,250 of which was placed into escrow for a period of the twelve months following the closing as security for the Company’s indemnification obligations pursuant to the Asset Purchase Agreement dated June 29, 2016. The divestiture of the Business was part of a strategic plan to focus on and increase investments in the Company’s communication business. The Company recorded a gain of $78,544 in the year ended December 31, 2016. The assets and liabilities of the Business as of December 31, 2015 have been reclassified as held for sale and the results of operations are shown in net income from discontinued operations. The Company’s consolidated financial statements and the accompanying notes for current and prior periods have been restated to reflect the discontinued operations presentation.

The carrying amounts of the major classes of assets and liabilities that are reclassified as held for sale on the condensed consolidated balance sheet as of December 31, 2015 were as follows:

Assets
Current assets
Inventories	$5,200
Prepaid expenses and other current assets	68
Total current assets held for sale	5,268
Noncurrent assets
Property and equipment, net	2,656
Goodwill	714
Assets held for sale	$8,638

Liabilities
Accounts payable	$2,538
Deferred revenue	2,013
Other accrued expenses	939
Liabilities held for sale	$5,490

The components of the gain on sale of the Business were as follows:

Cash proceeds from sale (including amounts held in escrow)	$90,000
Less book value of assets sold:
Inventories	(5,947)
Prepaid expenses	(250)
Property and equipment	(7,051)
Goodwill	(714)
Deferred revenue	1,757
Liabilities	749
Gain on sale	$78,544

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The results of discontinued operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Revenue	$24,418	$53,906	$59,997
Cost of revenue	(13,367)	(25,600)	(26,244)
Operating expenses	(15,029)	(23,771)	(19,222)
Other income	176	—	—
Gain on sale	78,544	—	—
Provision for income taxes	(1,799)	(2,125)	(607)
Net income from discontinued operations	$72,943	$2,410	$13,924

The results of discontinued operations include the following:

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization	$1,103	$2,044	$2,858
Stock-based compensation expense	2,194	4,980	3,937
Property and equipment expenditures	2,455	2,265	2,389

In connection with the sale of the Business, the Company entered into a transition service agreement with Rambus under which the Company will provide certain services on an interim, transitional basis, for a period of six months. The total amount billed to Rambus for the year ended December 31, 2016 was $1,563.

4. Investments

The following table summarizes the investments by investment category:

	December 31, 2016
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale securities:
US treasury securities	$3,999	$1	$—	$4,000
Municipal bonds	45,289	3	(121)	45,171
Corporate notes/bonds	112,330	36	(161)	112,205
Variable rate demand notes	58,930	—	—	58,930
Asset backed securities	5,221	2	—	5,223
Commercial paper	23,945	2	—	23,947
Total investments	$249,714	$44	$(282)	$249,476

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

As of December 31, 2016, the Company had 98 investments that were in an unrealized loss position. The gross unrealized losses on these investments at December 31, 2016 were primarily due to changes in interest rates and determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment, which was reclassified from other comprehensive income, was included in other income in the consolidated statements of income.

The contractual maturities of available-for-sale securities at December 31, 2016 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$134,350	$134,274
Due between one and five years	60,434	60,272
Due after five years	54,930	54,930
	$249,714	$249,476

In 2016 and 2015, the Company used cash to purchase a minority interests in early stage private companies for $8,000 and $2,000, respectively. The Company’s ownership in these entities are less than 10% and the Company does not have the ability to exercise significant influence over operating and financial policies of the entities, therefore, the investments are accounted for under the cost method and included in other assets in the Company’s consolidated balance sheets. As of December 31, 2016 and 2015, the total cost method investments was $10,000 and $9,621, respectively. No impairments were recorded for these cost method investments for the years ended December 31, 2016 and 2015. In July 2016, the Company sold its minority interest in a cost method investment for $8,759, of which $2,414 was held in escrow. The gain on sale of $1,138 was included in other income in the consolidated statements of income for the year ended December 31, 2016.

5. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of December 31, 2016 and 2015, the Company has allowance for doubtful accounts of $155 and $165, respectively. As of December 31, 2016 and 2015, the Company has allowance for distributors’ price discount of $2,643 and $2,241, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the significant customers’ and distributors’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

	December 31,
Accounts Receivable	2016	2015
Customer A	22%	*
Customer B	13	*
Customer C	*	13%

	Year Ended December 31,
Revenue	2016	2015	2014
Customer A	13%	*	*
Customer D	*	*	13%
Customer E	*	*	11
Customer F	*	*	10

*	Less than 10% of total receivable or total revenue

Customer A is a subcontractor of a direct customer that would be a “Customer G” above. In the aggregate, revenue to Customer A and Customer G as a percentage of total revenue was approximately 16% and 11% for the years ended December 31, 2016 and 2015, respectively. In addition, the Company sells direct and indirectly through subcontractors to what would be a “Customer H” above. The Company believes in the aggregate, revenue to Customer H, including its subcontractors as a percentage of total revenue was approximately 12% and 17% for the years ended December 31, 2016 and 2015, respectively.

6. Inventories

Inventories consist of the following:

	December 31,
	2016	2015
Raw materials	$1,648	$2,491
Work in process	15,999	2,511
Finished goods	14,392	7,626
	$32,039	$12,628

Finished goods include amounts held by distributors of $805 and $1,435 as of December 31, 2016 and 2015, respectively.

7. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2016	2015

Laboratory and production equipment	$64,402	$46,875
Office, software and computer equipment	25,248	18,556
Furniture and fixtures	1,396	1,264
Leasehold improvements	6,707	5,866
	97,753	72,561
Less accumulated depreciation	(53,282)	(38,937)
	$44,471	$33,624

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $15,943, $12,106 and $8,040, respectively.

As of December 31, 2016 and 2015, computer software costs included in property and equipment were $6,453 and $5,929, respectively. Amortization expense of capitalized computer software costs was $1,152, $1,011 and $614 for the years ended December 31, 2016, 2015 and 2014, respectively.

Property and equipment not paid as of December 31, 2016 and 2015 was $4,221 and $1,949, respectively.

The Company leases certain equipment under capital lease agreements. Assets held under capital leases are included in property and equipment above. Gross amount and accumulated depreciation of assets under capital lease as of December 31, 2016 was $2,960 and $36, respectively.

The minimum lease payments under capital leases as of December 31, 2016 are as follows:

2017	$1,010
2018	772
2019	590
2020	418
2021	127
Total minimum lease payments	2,917
Less: Amount representing interest	487
Minimum lease payments, net of interest	$2,430

8. Goodwill and Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$138,020	$26,579	$111,441	$71,570	$14,356	$57,214
Customer relationships	70,540	2,227	68,313	8,170	1,018	7,152
Trade name	2,310	426	1,884	920	230	690
Patents	1,579	552	1,027	1,579	346	1,233
Software	47,394	336	47,058	—	—	—
In-process research and development	97,340	—	97,340	—	—	—
	$357,183	$30,120	$327,063	$82,239	$15,950	$66,289

The following table presents amortization of intangible assets for the years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014

Cost of goods sold	$12,223	$11,499	$2,857
Research and development	336	—	—
Sales and marketing	1,209	817	201
General and administrative	402	418	158
	$14,170	$12,734	$3,216

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In the year ended December 31, 2015, the Company abandoned the project related to in-process research and development and recorded an impairment charge of $1,750 included in the research and development expenses in the consolidated statements of income.

Based on the amount of intangible assets subject to amortization at December 31, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2017	$56,828
2018	54,897
2019	50,889
2020	22,954
2021	19,783
Thereafter	24,372
$229,723

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	4.3
Customer relationship	7.0
Trade name	4.4
Patents	6.0
Software	2.8

During the year ended December 31, 2016, goodwill increase of $95,923, as a result of an addition of $96,637 from ClariPhy acquisition, partially offset by a reduction of $714 from the sale of memory product business. There was no change in goodwill during the year ended December 31, 2015.

9. Convertible Debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share.  The Convertible Notes 2015 will be subject to repurchase at the option of the holders following certain fundamental corporate changes, at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.

Prior to the close of business on the business day immediately preceding June 1, 2020, holders may convert all or any portion of their Convertible Notes 2015 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1 principal amount of notes, as determined following a request by a holder of notes in accordance with procedures specified in the indenture governing the Convertible Notes 2015, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day.; or (iii) upon the occurrence of specified corporate events. On or after June 1, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Convertible Notes 2015 in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread).

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Convertible Notes 2015 are not redeemable at the Company’s option prior to maturity.

The Convertible Notes 2015 are governed by the terms of indenture (Indenture). The Indenture do not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee under the Indenture by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes 2015 by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2015 to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2015 will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Convertible Notes 2015. As of December 31, 2016, none of the conditions allowing holders of the Convertible Notes 2015 to convert had been met.

In accounting for the issuance of the Convertible Notes 2015, the Company separated the Convertible Notes 2015 into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes 2015 as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes 2015 using the effective interest method. The gross proceeds of $230,000 were accordingly allocated between long-term debt for $175,974 and stockholders' equity for $54,026. Issuance costs of $6,359, of which $6,007 were paid as of December 31, 2015 and the remainder paid in 2016, were allocated between long-term debt ($4,864) and equity ($1,495). The total interest expense recognized for the year ended December 31, 2016 was $12,853, which consists of $2,577 of contractual interest expense, $9,427 of amortization of debt discount and $849 of amortization of debt issuance costs. The total interest expense recognized for the year ended December 31, 2015 was $783, which consists of $192 of contractual interest expense, $543 of amortization of debt discount and $48 of amortization of debt issuance costs. The issuance costs allocated to long-term debt is presented in the balance sheet as offset against long-term debt.

In connection with the issuance of the Convertible Notes 2015, the Company entered into capped call transactions (Capped Call) in private transactions. Under the Capped Call, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes 2015, with a strike price approximately equal to the conversion price of the Convertible Notes 2015 and with a cap price equal to $52.06 per share. The capped calls were purchased for $17,802 and recorded as a reduction to additional paid-in-capital in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

The purchased Capped Call allows the Company to receive shares of its common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess of the market price per share of the common stock, as measured under the terms of the Capped Call over the strike price of the Capped Call during the relevant valuation period. The purchased Capped Call is intended to reduce the potential dilution to common stock upon future conversion of the Convertible Notes 2015 by effectively increasing the initial conversion price to $52.06 as well as to offset potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes 2015 in applicable events.

The Capped Call is a separate transaction entered into by the Company with the option counterparties, are not part of the terms of the Convertible Notes 2015 and will not change the holders' rights under the Convertible Notes 2015.

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (Convertible Notes 2016 and together with the Convertible Notes 2015, the Convertible Notes). The Convertible Notes 2016 will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share. The Convertible Notes 2016 will be subject to repurchase at the option of the holders following certain fundamental corporate changes, at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.

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

The Convertible Notes 2016 are governed by the terms of an indenture (Indenture 2016). The Indenture 2016 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture 2016 contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee under the Indenture 2016 by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes 2016 by notice to the Company and the Trustee under the Indenture 2016, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2016 to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2016 will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture 2016 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2016 consists exclusively of the right to receive additional interest on the Convertible Notes 2016. As of December 31, 2016, none of the conditions allowing holders of the Convertible Notes 2016 to convert had been met.

In accounting for the issuance of the Convertible Notes 2016, the Company separated the Convertible Notes 2016 into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes 2016 as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes 2016 using the effective interest method. The gross proceeds of $287,500 were accordingly allocated between long-term debt for $216,775 and stockholders' equity for $70,725. Issuance costs of $7,689, were allocated between long-term debt ($5,798) and equity ($1,891). The total interest expense recognized for the year ended December 31, 2016 was $4,553, which consists of $651 of contractual interest expense, $3,607 of amortization of debt discount and $295 of amortization of debt issuance costs. The issuance costs allocated to long-term debt is presented in the balance sheet as offset against long-term debt as of December 31, 2016.

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

10. Other Liabilities

Other current liabilities consist of the following:

	December 31,
	2016	2015

Obligations under capital lease	$797	$—
Intangible asset liability	14,688	—
Others	9,251	1,018
	$24,736	$1,018

Other long-term liabilities consist of the following:

	December 31,
	2016	2015

Deferred rent	$1,067	$1,728
Income tax payable	1,554	6,969
Obligations under capital lease	1,633	—
Intangible asset liability	32,651	—
Deferred tax liabilities	27,371	—
Others	668	—
	$64,944	$8,697

11. Income Taxes

Income (loss) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
United States	$(15,202)	$(5,642)	$(12,153)
Foreign	26,658	(4,462)	(23,248)
Total	$11,456	$(10,104)	$(35,401)

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Income tax provision consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. Federal	$938	$5,272	$514
U.S. State	(22)	187	—
Foreign	35	541	(240)
	951	6,000	274
Deferred:
U.S. Federal	(16,755)	(114)	895
U.S. State	—	(15)	—
Foreign	747	(14)	(38)
	(16,008)	(143)	857
Total	(15,057)	$5,857	$1,131

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2016, 2015 and 2014 to loss before income taxes as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Expenses (benefit) at statutory rate	$3,895	$(3,435)	$(12,036)
State income taxes	222	(4)	1,569
Research and development credits	(8,566)	(8,526)	(6,249)
Change in valuation allowance	9,768	12,748	7,871
Impact of foreign operations	(13,570)	2,652	7,843
Unrecognized tax benefits	3,151	3,044	984
Stock-based compensation	(9,925)	143	114
Tax exempt income	(123)	(60)	(83)
Prior year return to provision adjustment	(524)	(392)	291
Acquisition transaction cost	591	—	444
Withholding tax	—	(350)	350
Other	24	37	33
	$(15,057)	$5,857	$1,131

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2016	2015
Deferred tax assets
Net operating loss carry forwards	$38,337	$8,940
Research and development credits	46,492	36,619
Stock-based compensation	9,225	8,214
Accrued expenses and allowances	2,621	2,724
Amortization and depreciation	-	765
Other temporary differences	3,088	3,424
Foreign tax credit	1,290	2,466
Valuation allowance	(38,631)	(33,567)
Total deferred tax assets	62,422	29,585

Deferred tax liabilities
Subpart F income on foreign subsidiaries earnings	—	(6,044)
Acquired intangible assets	(55,563)	(5,186)
Acquired tangible assets	(3,629)	—
Convertible debt	(30,177)	(18,136)
Amortization and depreciation	(415)	—
Other deferred tax liabilities	(9)	(169)
Total deferred tax liabilities	(89,793)	(29,535)
Deferred tax assets (liabilities), net	$(27,371)	$50

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

At December 31, 2016 and 2015, the Company has recorded a deferred tax charge of $1,384 and $2,322, respectively, which represents the tax on the intercompany transfer of intangible assets in connection with the Company’s international reorganization during 2010. The deferred tax charge is being amortized over the estimated useful life of 8 years to income tax expense.

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

At December 31, 2014 and 2015, a full valuation allowance was recorded on the U.S., Singapore, Canada and Taiwan deferred tax assets. At December 31, 2016, the Company has a full valuation allowance recorded against the U.S., Canada, Taiwan and United Kingdom deferred tax assets.

The valuation allowance increased (decreased) $5,064, ($6,115), and $17,234 in the years ended December 31, 2016, 2015 and 2014, respectively.

The net increase of $5,064 in the valuation allowance for the year ended December 31, 2016 is comprised of $16,044 decrease charged to additional paid-in capital, offset by $305 increase charged to other comprehensive income, $3,088 increase charged to goodwill, $7,068 increase charged to retained earnings, and $10,647 increase charged to income tax provision. The net decrease of $6,115 in the valuation allowance for the year ended December 31, 2015 is comprised of $18,383 decrease charged to additional paid-in capital, $2,168 decrease charged to other comprehensive income, offset by $767 increase charged to goodwill, and $13,669 increase charged to income tax provision. The increase of $17,234 in the valuation allowance for the year ended December 31, 2014 is comprised of $1,165 increase charged to goodwill and $16,069 increase charged to income tax provision.

The change in valuation allowance during the year ended December 31, 2016, included an income tax benefit of $17,827 from the partial release of the federal valuation allowance and full release of the Singapore valuation allowance. The partial release of the federal valuation allowance against deferred tax assets resulted from the consolidation of the Company’s federal deferred tax assets with ClariPhy’s federal deferred tax liabilities upon acquisition. The full release of the Singapore valuation allowance resulted from the Company’s full utilization of its deferred tax asset during the year primarily due to the gain from the sale of the memory product business.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $187,009 and $86,659, respectively at December 31, 2016, that will begin to expire in 2022 for federal income tax purposes and in 2028 for state income tax purposes. As discussed in Note 1, the Company early adopted the new guidance on accounting for share-based payments to employees beginning January 1, 2016. The guidance requires all income tax effects of share-based payments to employees to be recognized in the income statement when the awards are vested or settled. As a result of the adoption, the Company recorded in the financial statements federal and state NOL carryover of $34,132 and $12,417, respectively, that arose from excess stock option deductions that were previously not recognized in the financial statements. At December 31, 2016, the Company has NOL carryforwards of $2,837 for its Taiwan subsidiary which begin to expire in 2019, and NOL carryforwards of $4,815 for the United Kingdom subsidiary, which does not expire. A full valuation allowance has been provided on U.S. NOL, Taiwan NOL, and United Kingdom NOL.

At December 31, 2016, the Company has federal and state research and development (“R&D”) tax credit carryforwards of $32,529 and $34,022, respectively. The federal tax credits will begin to expire in 2024, unless previously utilized. Some state tax credits will begin to expire in 2021 and some do not expire. At December 31, 2016, the Company has Canadian tax credits and research expenditure claim carryforwards for its Canadian subsidiary of $7,920 and $3,122, respectively. The tax credits will begin to expire in 2027, and the research expenditure claim carryforwards do not expire. A full valuation allowance has been provided on R&D tax credit and research expenditure claim carryforwards.

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

The Company’s NOL carryforwards include Cortina’s federal and state pre-acquisition NOL of $49,152 and $1,909, respectively. These NOL carryforwards will begin to expire in 2024 for federal and 2032 for state. The Company’s NOL carryforwards also include ClariPhy’s federal and state pre-acquisition NOL of $46,156 and $70,890, respectively. These NOL carryforwards will begin to expire in 2032 for federal and 2028 for state. The Company’s R&D credit carryforwards included Cortina’s federal and state pre-acquisition credits of $6,033 and $7,977, respectively. The federal R&D credit carryforward will begin to expire in 2027. While some state tax credits will begin to expire in 2022, most do not expire. The utilization of Cortina and ClariPhy’s pre-acquisition tax attributes is subject to certain annual limitations under Internal Revenue Code sections 382 and 383. No benefit for these tax attributes was recorded upon the close of the acquisition, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard.

The Company operates under tax holiday in Singapore, which is effective through May 2020. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. As of December 31, 2016, the Company believes it has met all of the required thresholds.

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
Balance as of January 1	$46,453	$44,081	$8,031
Increases based on tax positions related to the current year	5,450	4,459	3,102
Decreases based on tax positions of prior year	(1,766)	(1,923)	(61)
Gross increases for acquired unrecognized tax benefits	6,585	—	33,935
Statute of limitation expirations	(219)	(164)	(926)
Balance as of December 31	$56,503	$46,453	$44,081

As of December 31, 2016, the Company had approximately $1,168 of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company believes that before the end of next year, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $100 due to statute of limitation expiration in foreign jurisdictions.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recorded $119 and $44 interest in the years ended December 31, 2016 and 2015, respectively. The Company had $222, $163, and $151 of interest and penalties accrued as of December 31, 2016, 2015 and 2014, respectively.

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

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the United States. At December 31, 2016, foreign subsidiaries had cumulative undistributed earnings of $86,227 that, if repatriated, is not expected to result in additional tax liability as these earnings would be absorbed by the NOL and research credit carryover.

In February 2016, the California Franchise Tax Board examination concluded its examination, resulting in adjustments to NOL and R&D credit carryforwards which had no impact on the Company’s income tax provision as a result of the full valuation allowance in California.

The Company is currently under examination by the Inland Revenue Authority of Singapore for the years 2010, 2011 and 2012. As of the report date, the examination is ongoing.

12. Earnings Per Share

The following shows the reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014

Denominator
Weighted average common stock-basic	40,565,433	38,580,330	32,707,868
Effect of potentially dilutive securities:		—	—
Add options to purchase common stock	1,300,649	—	—
Add unvested restricted stock unit	2,158,260	—	—
Add employee stock purchase plan	8,240	—	—
Add convertible debt	92,299	—	—
Weighted average common stock—diluted	44,124,881	38,580,330	32,707,868

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2016	2015	2014

Common stock options	—	2,563,230	3,350,112
Unvested restricted stock unit	284,871	4,672,806	3,705,415
Convertible debt	5,834,522	376,576	—
	6,119,393	7,612,612	7,055,527

As discussed in Note 2, the Company early adopted ASU 2016-09. Based on the new guidance, the excess tax benefit is no longer included in the weighted diluted common stock calculation under the treasury stock method and therefore, increased the total weighted diluted common stock by 993,720 in the year ended December 31, 2016, respectively. This change was applied prospectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

13. Stock-Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2016, 3,478,535 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the years ended December 31, 2016, 2015 and 2014.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,256,396	$10.61	5.29	$37,036
Granted	—	—
Exercised	(587,229)	9.86
Canceled	(21,322)	11.86
Outstanding at December 31, 2016	1,647,845	$10.86	4.28	$55,636
Exercisable at December 31, 2016	1,644,260	$10.86	4.27	$55,508
Vested and expected to vest in the future as of December 31, 2016	1,647,845	$10.86	4.28	$55,636

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $15,390, $10,696, and $7,800, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $5,748, $6,145, $4,298 respectively, for the years ended December 31, 2016, 2015 and 2014.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	4,600,869	$15.37
Granted	2,538,642	37.31
Vested	(1,663,139)	14.26
Canceled	(1,027,742)	19.75
Outstanding at December 31, 2016	4,448,630	$27.29
Expected to vest in the future as of December 31, 2016	4,378,800

The RSUs includes performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the year ended December 31, 2016 was 36,036. As of December 31, 2016, the total performance-based units outstanding was 330,856.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000. Total common stock issued under the ESPP during the years ended December 31, 2016, 2015 and 2014 was 285,101, 326,764, and 264,886 respectively.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014

Risk-free interest rate	0.45%	0.14%	0.07%
Expected life (in years)	0.50	0.50	0.50
Dividend yield	—	—	—
Expected volatility	54%	42%	40%
Estimated fair value	$8.99	$5.77	3.55

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2016	2015	2014

Cost of revenue	$1,796	$1,359	$1,154
Research and development	17,390	13,268	9,670
Sales and marketing	4,405	3,213	2,998
General and administrative	4,407	5,473	4,701
Discontinued operations	2,194	4,980	3,937
	$30,192	$28,293	$22,460

As of December 31, 2016, total unrecognized compensation cost related to unvested stock options and awards prior to the consideration of expected forfeitures, was approximately $103,946, which is expected to be recognized over a weighted-average period of 3.09 years.

The Company early adopted the new guidance on accounting for share-based payments to employees beginning January 1, 2016. The effect of adoption resulted to a net credit of $5,261 on the beginning balance of accumulated deficit from previously unrecorded deferred tax assets for net operating loss carryover generated by windfall tax benefit. The adoption increased weighted average diluted common stock by 993,720 in the year ended December 31, 2016. In addition, the current period’s excess tax benefit related to stock-based compensation is presented as operating activity in the statement of cash flows. The change in the cash flow was adopted retrospectively and the Company reclassified $4,305 and $55 of excess tax benefit for the years ended December 31, 2015 and 2014, respectively, from financing activity to operating activity.

14. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its discretion, make matching contributions to the Plan. Furthermore, the Company is responsible for administrative costs of the Plan. The Company accrued $2,625 contribution to the Plan for the year ended December 31, 2016. The Company accrued $1,131 contribution to the Plan for the year ended December 31, 2015 which the Company contributed in 2016.

15. Fair Value Measurements

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

The convertible notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of December 31, 2016 and 2015, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

December 31, 2016	Total	Level 1	Level 2

Assets
Cash equivalents:
Money market funds	$17,267	$10,110	$7,157
Investment in marketable securities:
US treasury securities	4,000	4,000	—
Municipal bonds	45,171	—	45,171
Corporate notes/bonds	112,205	—	112,205
Variable rate demand notes	58,930	—	58,930
Asset backed securities	5,223	—	5,223
Commercial paper	23,947	—	23,947
	$266,743	$14,110	$252,633
Liabilities
Convertible Notes	$616,831	$—	$616,831

December 31, 2015	Total	Level 1	Level 2

Assets
Cash equivalents:
Money market funds	$102,008	$—	$102,008
Investment in marketable securities:
US treasury securities	2,993	2,993	—
Municipal bonds	20,036	—	20,036
Corporate notes/bonds	14,657	—	14,657
Government agency bonds	4,007	—	4,007
Asset backed securities	1,923	—	1,923
	$145,624	$2,993	$142,631
Liabilities
Convertible Notes	$221,950	$—	$221,950

16. Segment and Geographic Information

The Company operates in one reportable segment. Revenue by region is classified based on the locations to which the product is transported, which may differ from the customer’s principal offices.

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2016	2015	2014

China	$103,071	$61,448	$26,414
United States	29,976	34,605	15,662
Japan	36,308	24,410	15,111
Thailand	35,837	25,123	7,924
Italy	19,677	10,952	9,823
Other	41,408	36,172	21,211
	$266,277	$192,710	$96,145

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of December 31, 2016, $6,567 of long-lived tangible assets are located outside the United States of which $5,068 are located in Taiwan. As of December 31, 2015, $7,271 of long-lived tangible assets are located outside the United States of which $5,756 are located in Taiwan.

17. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

December 31, 2016
2017	$6,050
2018	4,097
2019	3,381
2020	1,149
2021	221
2022 and thereafter	128
$15,026

For the years ended December 31, 2016, 2015 and 2014, lease operating expense was $13,870, $11,869, and $8,193 respectively.

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2016, the total value of open purchase orders for wafers was approximately $9,465. As of December 31, 2016, the Company has a commitment to pay $999 for software license starting in 2017.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2016 and December 31, 2015.

Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2016
	Mar. 31, 2016	Jun. 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(in thousands, except per share amounts)
Total revenue	$54,091	$60,524	$70,750	$80,912
Gross profit	36,970	41,249	48,188	54,289
Net income (loss) from continuing operations	(90)	943	6,596	19,064
Net income (loss) from discontinued operations	310	(412)	72,976	69
Net income (loss)	220	531	79,572	19,133
Basic earnings per share	0.01	0.01	1.95	0.46
Diluted earnings per share	0.01	0.01	1.80	0.42

	Year Ended December 31, 2016
	Mar. 31, 2015	Jun. 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(in thousands, except per share amounts)
Total revenue	$42,946	$49,513	$47,377	$52,874
Gross profit	20,781	31,986	30,733	36,516
Net income (loss) from continuing operations	(11,308)	(544)	(1,883)	(2,226)
Net income (loss) from discontinued operations	1,600	544	781	(515)
Net income (loss)	(9,708)	—	(1,102)	(2,741)
Basic earnings per share	(0.26)	—	(0.03)	(0.07)
Diluted earnings per share	(0.26)	—	(0.03)	(0.07)

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

(2)

In August 2016, we completed the sale of its memory product business to Rambus Inc. As a result of the sale, the Company's consolidated financial statements for current and prior periods have been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, our management concluded that as of December 31, 2016, our internal control over financial reporting was effective. Our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 did not include the internal controls of ClariPhy. We excluded ClariPhy from our assessment of internal controls over financial reporting as of December 31, 2016 because it was acquired in a business combination during December 2016. ClariPhy is a wholly owned subsidiary of the Company whose total assets and total revenues represent 3% and 0.4%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II “Item 8, Financial Statements and Supplementary Data”.

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

None.

PART III

Item 10 —Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in our proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 annual Meeting of Stockholders to be held on May 25, 2017 pursuant to Regulation 14A and no later than 120 days after December 31, 2016 (the Proxy Statement)..

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

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” contained in the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to our employees, consultants and directors, as well as the number of shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2016.

	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders (2)	4,855,187	10.86	3,971,622
Equity compensation plans not approved by security holders (3)	1,241,288	—	—
Total	6,096,475	10.86	3.971,622

(1)	The calculation of the weighted average exercise price includes only stock options and does not include the outstanding RSUs which do not have an exercise price.

(2)

Consists of two plans: the Company’s 2010 Stock Incentive Plan and the Company’s 2011 Employee Stock Purchase Plan. 3,478,535 shares and 493,087 shares, respectively, remain available for issuance under the Company’s 2010 Stock Incentive Plan and the Company’s 2011 Employee Stock Purchase Plan.

(3)

Of the shares reflected in this row, 257,350 were granted in connection with our acquisition of Cortina on October 3, 2014 and 983,938 were granted in connection with our acquisition of ClariPhy on December 12, 2016. Such RSU non-plan inducement awards were granted to target company employees joining our operations in order to create a retention incentive for those employees.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance” and “Certain Relationships and Related Person Transactions” contained in the Proxy Statement.

Item 14 —	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the captions “Audit Committee Report” and “Ratification of the Appointment of Independent Registered Public Accountants” contained in the Proxy Statement.

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

ITEM 16 —     FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPHI CORPORATION

By:	/s/ Ford Tamer
Ford Tamer
Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ford Tamer and John Edmunds, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ford Tamer	Chief Executive Officer	March 1, 2017
Ford Tamer	(Principal Executive Officer), President and Director

/s/ John Edmunds	Chief Financial Officer and Chief Accounting Officer	March 1, 2017
John Edmunds	(Principal Financial and Accounting Officer)

/s/ Diosdado P. Banatao	Chairman of the Board	March 1, 2017
Diosdado P. Banatao

/s/ Nicholas Brathwaite	Director	March 1, 2017
Nicholas Brathwaite

/s/ Chenming C. Hu	Director	March 1, 2017
Chenming C. Hu

/s/ David Liddle	Director	March 1, 2017
David Liddle

/s/ Bruce McWilliams	Director	March 1, 2017
Bruce McWilliams

/s/ Elissa Murphy	Director	March 1, 2017
Elissa Murphy

/s/ Sam S. Srinivasan	Lead Director	March 1, 2017
Sam S. Srinivasan

EXHIBIT INDEX

Exhibit Number	Description

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

2.3

Agreement and Plan of Merger dated as of November 1, 2016 by and among the Registrant, Clarice Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, ClariPhy Communications, Inc., a Delaware corporation, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as Securityholders’ Agent  (incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2016).

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

4.4

Indenture dated as of September 12, 2016, between Inphi Corporation and Wells Fargo Bank, National Association, as trustee (including form of Note) (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

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

10.18

Asset Purchase Agreement dated June 29, 2016 by and among Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd. (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016).

10.19

Base Capped Call Confirmation, dated September 6, 2016, between Inphi Corporation and Morgan Stanley & Co. LLC (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

10.20

Base Capped Call Confirmation, dated September 6, 2016, between Inphi Corporation and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

10.21

Additional Capped Call Confirmation, dated September 7, 2016, between Inphi Corporation and Morgan Stanley & Co. LLC (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

10.22

Additional Capped Call Confirmation, dated September 7, 2016, between Inphi Corporation and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

10.23+

Form of Stock Unit Agreement (U.S. and Non-U.S. Employees and Consultants) under the Inphi Corporation 2010 Stock Incentive Plan (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.24+

Form of Stock Option Agreement (U.S. and Non-U.S. Employees and Consultants) under the Inphi Corporation 2010 Stock Incentive Plan (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.25+

Amendment to the Severance and Change of Control Agreement between Charlie Roach and the Registrant, effective as of November 2, 2016 (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.26+

Amendment to the Change of Control Severance Agreement between Richard Ogawa and the Registrant, effective as of November 2, 2016 (incorporated by reference to exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.27+

Change of Control Severance Agreement dated April 22, 2013 between Richard Ogawa and the Registrant (incorporated by reference to exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.28+

Amendment to the Change of Control Severance Agreement between Ron Torten and the Registrant, effective as of November 2, 2016 (incorporated by reference to exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016)

10.29+

Change of Control Severance Agreement dated January 22, 2014 between Ron Torten and the Registrant (incorporated by reference to exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.30+	Form of Notice of Stock Unit Award and Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 11, 2017)

21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 91 of this report).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.

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