Form 10-Q
period 2017-03-31
INPHI Corp
filed 2017-05-08
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of May 4, 2017 was 42,181,798.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$167,559	$144,867
Investments in marketable securities	225,680	249,476
Accounts receivable, net	52,682	49,999
Inventories	32,273	32,039
Prepaid expenses and other current assets	20,735	23,139
Total current assets	498,929	499,520
Property and equipment, net	49,370	44,471
Goodwill	105,077	105,077
Identifiable intangible assets, net	314,138	327,063
Deferred tax charge	—	1,384
Other assets, net	12,593	13,080
Total assets	$980,107	$990,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,377	$14,039
Deferred revenue	4,235	3,630
Accrued employee expenses	9,008	16,588
Other accrued expenses	10,930	7,277
Other current liabilities	19,486	24,736
Total current liabilities	59,036	66,270
Convertible debt	402,752	396,857
Other long-term liabilities	60,898	64,944
Total liabilities	522,686	528,071
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 41,792,718 and 41,303,353 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	42	41
Additional paid-in capital	467,088	459,928
Retained earnings (accumulated deficit)	(10,514)	1,976
Accumulated other comprehensive income	805	579
Total stockholders’ equity	457,421	462,524
Total liabilities and stockholders’ equity	$980,107	$990,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016

Revenue	$93,584	$54,091
Cost of revenue	40,071	17,121
Gross profit	53,513	36,970
Operating expenses:
Research and development	40,288	23,987
Sales and marketing	10,941	5,785
General and administrative	6,795	4,957

Total operating expenses	58,024	34,729

Income (loss) from operations	(4,511)	2,241
Interest expense	(7,165)	(3,132)
Other income	855	469

Loss before income taxes from continuing operations	(10,821)	(422)
Provision (benefit) for income taxes	452	(332)

Net loss from continuing operations	(11,273)	(90)

Discontinued operations:
Income from discontinued operations	—	481
Provision for income taxes	—	171

Net income from discontinued operations	—	310

Net income (loss)	$(11,273)	$220

Earnings per share:
Basic
Net loss from continuing operations	$(0.27)	$—
Net income from discontinued operations	—	0.01
Basic earnings per share	$(0.27)	$0.01

Diluted
Net loss from continuing operations	$(0.27)	$—
Net income from discontinued operations	—	0.01
Diluted earnings per share	$(0.27)	$0.01

Weighted-average shares used in computing earnings per share:
Basic	41,570,629	39,758,201
Diluted	41,570,629	43,421,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$(11,273)	$220

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of $0 tax	226	225

Comprehensive income (loss)	$(11,047)	$445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net income (loss)	$(11,273)	$220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,230	7,228
Stock-based compensation	9,230	6,952
Deferred income taxes and deferred tax charge	(27)	5
Accretion of convertible debt and amortization of debt issuance costs	5,895	2,378
Amortization of premiums on marketable securities	390	301
Other noncash items	9	5
Changes in assets and liabilities:
Accounts receivable	(2,683)	(2,585)
Inventories	(234)	505
Prepaid expenses and other assets	3,046	(1,371)
Income tax payable/receivable	297	(65)
Accounts payable	3,409	3,407
Accrued expenses	(4,823)	(3,394)
Deferred revenue	605	(547)
Other liabilities	(4,563)	39

Net cash provided by operating activities	18,508	13,078

Cash flows from investing activities
Purchases of property and equipment	(11,419)	(7,033)
Purchases of marketable securities	(59,789)	(148,936)
Sales of marketable securities	27,866	79
Maturities of marketable securities	55,360	2,660
Payment of debt related to purchase of intangible assets	(4,277)	—
Remaining payment related to acquisition of business	(1,800)	—
Purchase of cost-method investment in private company	—	(2,000)

Net cash provided by (used in) investing activities	5,941	(155,230)

Cash flows from financing activities
Proceeds from exercise of stock options	1,319	812
Proceeds from employee stock purchase plan	2,814	3,150
Payment of capital lease obligations	(219)	—
Repayment of long-term loan	90	—
Convertible bonds issuance costs paid	—	(353)
Minimum tax withholding paid on behalf of employees for net share settlement	(5,761)	(5,562)

Net cash used in financing activities	(1,757)	(1,953)

Net increase (decrease) in cash and cash equivalents	22,692	(144,105)
Cash and cash equivalents at beginning of period	144,867	283,044

Cash and cash equivalents at end of period	$167,559	$138,939

Supplemental cash flow information:
Interest paid	$1,006	$—
Income taxes paid	171	133
Supplemental disclosure of non-cash investing and financing activities:
Intangible assets financed with debt	1,434	—

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

On August 4, 2016, the Company completed the sale of its memory product business to Rambus Inc. (Rambus) for $90,000. The Company’s condensed consolidated financial statements and the accompanying notes for prior period has been retrospectively reclassified to present the results of operations of memory product business as discontinued operations.

On December 12, 2016, the Company completed the acquisition of ClariPhy Communications Inc. (ClariPhy) for $303,661 in cash. The revenue and expenses of ClariPhy are included in the consolidated statement of income from December 12, 2016.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at March 31, 2017, and its consolidated results of operations and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on “Revenue from Contracts with Customers.” The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance was initially effective for the Company on January 1, 2017. The new guidance permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. The guidance may be adopted as early as January 1, 2017, the effective date of the original guidance. In March 2016, the FASB issued guidance in the assessment of whether an entity is a principal or an agent in the new revenue standard (gross versus net revenue presentation). In April 2016, the FASB issued guidance which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The guidance changed the previous proposals on renewals of right-of-use licenses and contractual restrictions. The guidance has the same effective date and transition requirements as the new revenue standard. The Company selected the cumulative effect transition method. Under the new guidance, the Company is likely to recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). The Company is currently evaluating other effects that the new revenue standards might have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued guidance that eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The guidance also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance is effective for the Company beginning after January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. The guidance will be effective for calendar year-end public companies in 2018, however early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In October 2016, the FASB issued guidance which amends the financial reporting for the income tax consequences of intra-entity transfers other than inventory. The guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs. The guidance will be effective for calendar year-end public companies in 2018, however early adoption is permitted. The Company early adopted this standard and the effect of adoption is discussed in Note 11 of the condensed consolidated financial statements.

In January 2017, the FASB issued guidance on classifying the definition of a business. This guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for calendar year-end public companies in 2018. Early adoption is permitted for transactions for which the acquisition date occurs before the effective date of the guidance only when the transaction has not been reported in financial statements that have been issued.

In January 2017, the FASB issued guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Inphi Corportation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Discontinued Operations

As discussed in Note 1, on August 4, 2016, the Company completed the sale of its memory product business to Rambus. The Company’s condensed consolidated financial statements and the accompanying notes for prior period has been retrospectively reclassified to present the results of operations of memory product business as discontinued operations.

The results of discontinued operations for the three months ended March 31, 2016 were as follows:

Revenue	$12,440
Cost of revenue	(7,151)
Operating expenses	(4,984)
Other income	176
Provision for income taxes	(171)
Net income from discontinued operations	$310

The results of discontinued operations for the three months ended March 31, 2016 included the following:

Depreciation and amortization	$498
Stock-based compensation expense	954
Property and equipment expenditures	554

4. Investments

The following table summarizes the investments by investment category:

	March 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value

Available-for-sale securities:
U.S. treasury securities	$999	$999	$3,999	$4,000
Municipal bonds	44,646	44,654	45,289	45,171
Corporate notes/bonds	115,145	115,126	112,330	112,205
Variable rate demand notes	47,545	47,545	58,930	58,930
Commercial paper	10,490	10,490	23,945	23,947
Asset backed securities	6,866	6,866	5,221	5,223
Total investments	$225,691	$225,680	$249,714	$249,476

As of March 31, 2017, the Company had 64 investments that were in an unrealized loss position. The gross unrealized losses on these investments at March 31, 2017 of $118 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inphi Corportation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The contractual maturities of available-for-sale securities at March 31, 2017 are presented in the following table:

	Cost	Fair Value

Due in one year or less	$118,026	$118,012
Due between one and five years	58,120	58,123
Due after five years	49,545	49,545
	$225,691	$225,680

5. Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016

Raw materials	$7,999	$1,648
Work in process	14,623	15,999
Finished goods	9,651	14,392
	$32,273	$32,039

Finished goods include amounts held by distributors of $738 and $805 as of March 31, 2017 and December 31, 2016, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016

Laboratory and production equipment	$72,914	$64,402
Office, software and computer equipment	26,418	25,248
Furniture and fixtures	1,411	1,396
Leasehold improvements	6,734	6,707
	107,477	97,753
Less accumulated depreciation	(58,107)	(53,282)
	$49,370	$44,471

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2017 and 2016 was $4,871 and $3,552, respectively.

As of March 31, 2017 and December 31, 2016, computer software costs included in property and equipment were $6,725 and $6,453, respectively. Amortization expense of capitalized computer software costs was $277 and $287 for the three months ended March 31, 2017 and 2016, respectively.

Property and equipment not yet paid in cash as of March 31, 2017 and December 31, 2016 was $2,582 and $4,221, respectively.

The Company leases certain equipment under capital lease agreements. Assets held under capital leases are included in property and equipment above. Gross amount and accumulated depreciation of assets under capital lease as of March 31, 2017 was $3,639 and $251, respectively. Gross amount and accumulated depreciation of assets under capital lease as of December 31, 2016 was $3,698 and $36, respectively.

Inphi Corportation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The minimum lease payments under capital leases as of March 31, 2017 are as follows:

2017 (remaining)	$732
2018	772
2019	590
2020	418
2021	127
Total minimum lease payments	2,639
Less: Amount representing interest	428
Minimum lease payments, net of interest	$2,211

7. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$138,020	$33,828	$104,192	$138,020	$26,579	$111,441
Customer relationships	70,540	4,659	65,881	70,540	2,227	68,313
Trade name	2,310	541	1,769	2,310	426	1,884
Patents	1,579	600	979	1,579	552	1,027
Software	48,828	4,851	43,977	47,394	336	47,058
In-process research and development	97,340	—	97,340	97,340	—	97,340
	$358,617	$44,479	$314,138	$357,183	$30,120	$327,063

The following table presents amortization of intangible assets for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$7,249	$2,875
Research and development	4,515	—
Sales and marketing	2,432	205
General and administrative	163	98
	$14,359	$3,178

Inphi Corportation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Based on the amount of intangible assets subject to amortization at March 31, 2017, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2017 (remaining)	$43,306
2018	55,398
2019	50,985
2020	22,954
2021	19,873
Thereafter	24,282

$216,798

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	4.1
Customer relationship	6.8
Trade name	4.2
Patents	11.0
Software	2.6

8. Product Warranty Obligation

As of March 31, 2017 and December 31, 2016, the product warranty liability was $110. There was no movement in product warranty liability during the three months ended March 31, 2017 and 2016.

9. Convertible debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share. The total interest expense recognized for the three months ended March 31, 2017 was $3,272, which consists of $640 of contractual interest expense, $2,415 of amortization of debt discount and $217 of amortization of debt issuance costs. The total interest expense recognized for the three months ended March 31, 2016 was $3,132, which consists of $754 of contractual interest expense, $2,182 of amortization of debt discount and $196 of amortization of debt issuance costs.

In connection with the issuance of the Convertible Notes 2015, the Company entered into capped call transactions (Capped Call 2015) in private transactions. Under the Capped Call 2015, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes 2015, with a strike price equal to the conversion price of the Convertible Notes 2015 and with a cap price equal to $52.06 per share.

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (Convertible Notes 2016, and together with the Convertible Notes 2015, the Convertible Notes). The Convertible Notes 2016 will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share.  The total interest expense recognized for the three months ended March 31, 2017 was $3,794, which consists of $531 of contractual interest expense, $3,016 of amortization of debt discount and $247 of amortization of debt issuance costs.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10. Other liabilities

Other current liabilities consist of the following:

	March 31, 2017	December 31, 2016
Obligations under capital lease	$762	$797
Intangible asset liability	16,092	14,688
Others	2,632	9,251
	$19,486	$24,736

Other long-term liabilities consist of the following:

	March 31, 2017	December 31, 2016
Deferred rent	$1,379	$1,067
Income tax payable	1,640	1,554
Obligations under capital lease	1,449	1,633
Intangible asset liability	28,404	32,651
Deferred tax liabilities	27,177	27,371
Others	849	668
	$60,898	$64,944

11. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three months ended March 31, 2017 from its U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s March 31, 2017 interim tax provision. For the three months ended March 31, 2016, the Company determined its interim provision using an estimated single annual effective tax rate for all tax jurisdictions.

The Company recorded an income tax provision/(benefit) of $452 and ($332) in the three months ended March 31, 2017 and 2016, respectively. The effective tax rates were (4%) and 79% in the three months ended March 31, 2017 and 2016, respectively. The difference between the effective tax rates and the 34% federal statutory rate in the three months ended March 31, 2017 and 2016, respectively, resulted primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

As discussed in Note 2, the Company early adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory in the three months ended March 31, 2017. As a result of the adoption, the Company wrote off the unamortized deferred tax charge balance to retained earnings. At the same time, the Company recorded deferred tax asset on the difference between tax basis and financial reporting carrying value in the consolidated financial statements related to the intercompany transfer of an asset in prior years. The effect of the adoption resulted to a charge of $1,217 on the beginning balance of retained earnings.

 During the three months ended March 31, 2017, the gross amount of the Company’s unrecognized tax benefits increased approximately $1,977 primarily as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of March 31, 2017, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $112 due to expiration of statute of limitations on certain foreign income taxes.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

12. Earnings Per Share

The following shows the reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Denominator
Weighted average common stock - basic	41,570,629	39,758,201
Effect of potentially dilutive securities:
Add options to purchase common stock	—	1,312,807
Add unvested restricted stock units	—	2,317,352
Add employee stock purchase plan	—	32,954
Weighted average common stock—diluted	41,570,629	43,421,314

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016

Common stock options	1,572,215	—
Unvested restricted stock unit	4,138,516	—
Convertible debts	10,830,038	5,727,092
	16,540,769	5,727,092

13. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At March 31, 2017, 5,527,889 shares of common stock have been reserved for future grants under the 2010 Plan.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock Option Awards

The Company did not grant any stock options during the three months ended March 31, 2017 and 2016.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,647,845	$10.86	4.28	$55,636

Exercised	(206,132)	6.51

Outstanding at March 31, 2017	1,441,713	$11.48	4.09	$53,835

Exercisable at March 31, 2017	1,441,430	$11.48	4.09	$53,824

Vested and expected to vest at March 31, 2017	1,441,713	$11.48	4.09	$53,835

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $8,348 and $3,077, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $1,319 and $812 for the three months ended March 31, 2017 and 2016, respectively.

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

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	4,448,630	$27.29
Granted	41,417	46.41
Vested	(335,788)	13.62
Canceled	(64,367)	35.57
Outstanding at March 31, 2017	4,089,892	$28.47
Expected to vest at March 31, 2017	4,031,282

The RSUs includes performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the three months ended March 31, 2017 was 37,750. As of March 31, 2017, the total performance-based units outstanding was 293,106.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000 shares. Total common stock issued under the ESPP during the three months ended March 31, 2017 and 2016 was 78,348 and 164,696, respectively.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016

Risk-free interest rate	0.65%	0.45%
Expected life (in years)	0.50	0.50
Dividend yield	—	—
Expected volatility	38%	55%
Estimated fair value	$12.58	$7.26

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended March 31,
	2017	2016

Cost of goods sold	$561	$335
Research and development	5,915	3,714
Sales and marketing	1,682	776
General and administrative	1,072	1,173
Discontinued operations	—	954
	$9,230	$6,952

Total unrecognized compensation cost related to unvested restricted stock units at March 31, 2017, prior to the consideration of expected forfeitures, is approximately $92,152 and is expected to be recognized over a weighted-average period of 2.92 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three months ended March 31, 2017.

The following table presents information about assets required to be carried at fair value on a recurring basis:

March 31, 2017	Total	Level 1	Level 2

Assets
Cash equivalents:
Money market funds	$5,208	$102	$5,106
Municipal bonds	2,000	—	2,000
Commercial paper	34,928	—	34,928
Investment in marketable securities:
US treasury securities	999	999	—
Municipal bonds	44,654	—	44,654
Corporate notes/bonds	115,126	—	115,126
Variable rate demand notes	47,545	—	47,545
Asset backed securities	6,866	—	6,866
Commercial paper	10,490	—	10,490

	$267,816	$1,101	$266,715

Liabilities
Convertible Notes	$636,861	$—	$636,861

December 31, 2016	Total	Level 1	Level 2

Assets
Cash equivalents:
Money market funds	$17,267	$10,110	$7,157
Investment in marketable securities:
US treasury securities	4,000	4,000	—
Municipal bonds	45,171	—	45,171
Corporate notes/bonds	112,205	—	112,205
Variable rate demand notes	58,930	—	58,930
Asset backed securities	5,223	—	5,223
Commercial paper	23,947	—	23,947

	$266,743	$14,110	$252,633

Liabilities
Convertible Notes	$616,831	$—	$616,831

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Convertible Notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of March 31, 2017 and December 31, 2016, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended March 31,
	2017	2016

China	$37,720	$20,567
Thailand	13,853	5,678
United States	12,209	7,971
Japan	10,694	7,125
Other	19,108	12,750
	$93,584	$54,091

As of March 31, 2017, $7,519 of long-lived tangible assets are located outside the United States, of which $4,691 are located in Taiwan. As of December 31, 2016, $6,567 of long-lived tangible assets are located outside the United States of which $5,068 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of March 31, 2017, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2017 (remaining)	$4,386
2018	4,949
2019	4,838
2020	2,463
2021	1,706
Thereafter	4,891
$23,233

For the three months ended March 31, 2017 and 2016, operating lease expense was $1,622 and $3,093, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third-party subcontractors to manufacture its wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of March 31, 2017, the total value of open purchase orders for wafers was approximately $9,157. As of March 31, 2017, the company has a commitment to pay $1,170 for software licenses and $407 for mask costs.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2017 and December 31, 2016.

17.  Subsequent Events

In April 2017, the Compensation Committee granted 1,185,558 RSUs, including performance-based stock units to employees and consultants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, anticipated benefits of our acquisition of ClariPhy and divestiture of our memory product business, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part II, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iKON™, InphiNityCore™, ColorZ™, Polaris™ and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

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

In the first quarter of 2017, we started sampling of IN6417SZ, the industry’s first 64GBaud quad linear differential to single-ended Mach-Zehnder Modulator Driver in 14x9 mm Surface Mount Technology (SMT) package. This new 64GBaud SMT quad linear driver extends our 64G product portfolio for next-generation 400G/600G coherent, long haul, and metro optical interconnect applications. We also introduced Polaris™, the industry’s first 16nm CMOS 4-level Pulse Amplitude Modulation (PAM4) platform solution for next-generation cloud deployments. The Polaris platform includes our highly integrated, lowest power PAM4 digital signal processing IC alongside its companion market leading, low power linear driver and TIA for data center connectivity. We announced the commercial availability and production ramp of ColorZ™, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80km DWDM Data Center Interconnect in QSFP28 form factor, and our IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2016 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, we delivered the following financial performance:

•	Total revenue increased by $39.5 million, or 73%, to $93.6 million.

•	Gross profit as a percentage of revenue decreased from 68% to 57%.

•	Total operating expenses increased by $23.3 million, or 67%, to $58 million.

•	Income from operations decreased by $6.8 million, to loss from operations of $4.5 million.

•	Diluted earnings per share from continuing operations decreased to ($0.27).

The increase in our revenue for the three months ended March 31, 2017 was primarily a result of the increase in consumption of our dual linear transimpedance amplifiers (TIA), quad linear driver products, ColorZ™, and ClariPhy products.

The decrease in gross margin was due to amortization of inventory fair value step-up of acquired inventories and amortization of acquired intangibles related to the ClariPhy acquisition and change in product mix for the three months ended March 31, 2017 compared to three months ended March 31, 2016.

Total operating expenses for the three months ended March 31, 2017 increased year-over-year primarily due to increases in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From April 2016 to March 2017, our headcount net increased by 45 new employees, primarily in the engineering department. In addition, the acquisition of ClariPhy added 146 employees. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share from continuing operations decreased primarily due to increases in operating expenses and interest expense from convertible debts, partially offset by an increase in revenues.

Our cash and cash equivalents were $167.6 million at March 31, 2017, compared with $144.9 million at December 31, 2016. Cash provided by operating activities was $18.5 million during the three months ended March 31, 2017 compared to $13.1 million during the three months ended March 31, 2016. Cash provided by investing activities during the three months ended March 31, 2017 was $5.9 million primarily due from maturities and sales of marketable securities of $83.2 million, partially offset by purchases of marketable securities of $59.8 million, purchases of property and equipment of $11.4 million, and payment of debt related to purchase of intangible assets of $4.3 million. Cash used in financing activities during the three months ended March 31, 2017 was $1.8 million primarily due to minimum tax withholding paid on behalf of employees for restricted stock of $5.8 million, partially offset by proceeds from exercise of stock options and employee stock purchase plan of $4.1 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2017. We early adopted Accounting Standards Update 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The effect of adoption is discussed in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended March 31,
	2017	2016
Total revenue	100%	100%
Cost of revenue	43	32
Gross profit	57	68
Operating expenses:
Research and development	43	44
Sales and marketing	12	11
General and administrative	7	9
Total operating expenses	62	64
Income (loss) from operations	(5)	4
Interest expense	(8)	(6)
Other income	1	1
Loss from continuing operations before income taxes	(12)	(1)
Provision (benefit) for income taxes	—	(1)
Net loss from continuing operations	(12)	—
Discontinued operations:
Income from discontinued operations	—	1
Provision for income taxes	—	1
Net income (loss) from discontinued operations	—	—
Net income (loss)	(12% )	—%

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$93,584	$54,091	$39,493	73%

Total revenue for the three months ended March 31, 2017 increased by $39.5 million primarily due to an increase in average selling price of 25% and an increase in number of units sold by 38%. The increases in average selling price and number of units sold was due mainly from increased sales and mix of our higher priced products, including dual linear TIA, quad linear drivers, ColorZ™ and ClariPhy products.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$40,071	$17,121	$22,950	134%
Gross profit	53,513	36,970	16,543	45%
Gross profit as a percentage of revenue	57%	68%	—	(11%)

Cost of revenue increased by $23.0 million and gross profit increased by $16.5 million for the three months ended March 31, 2017 compared to the prior year primarily due to an increase in revenue from sales our dual linear TIA, ColorZ™, and ClariPhy products, which generated higher margins. Gross profit, as a percentage of revenue decreased due to amortization of inventory fair value step-up related to acquired ClariPhy inventories of $5.3 million sold during the three months ended March 31, 2017 and amortization of acquired intangibles of $4.4 million.

Research and Development

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$40,288	$23,987	$16,301	68%

Research and development expense for the three months ended March 31, 2017 increased by $16.3 million, primarily due to increases in personnel costs and stock-based compensation of $4.8 million and $2.2 million, respectively, mainly as a result of the ClariPhy acquisition. In addition, CAD software tool license expense increased by $2.7 million, primarily due to an increase in headcount and engineering activities. Further, the prior year period included a non-recurring reimbursement from a customer related to research and development project of $2.0 million. Depreciation, consulting and allocated expenses increased by $3.5 million due to an increase in equipment and research and development activities. The increase in research and development expense was primarily driven by the acquisition of ClariPhy and our strategy to continue to expand our product offerings and enhance our existing products.

Sales and Marketing

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$10,941	$5,785	$5,156	89%

Sales and marketing expense for the three months ended March 31, 2017 increased primarily due to an increase in personnel costs, including stock-based compensation of $2.1 million due in part to the addition of ClariPhy employees and to support increasing sales activities from new developed products. In addition, amortization of intangible asset related to the ClariPhy acquisition was $2.2 million for the three months ended March 31, 2017.

General and Administrative

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$6,795	$4,957	$1,838	37%

General and administrative expenses for the three months ended March 31, 2017 increased by $1.8 million primarily due to an increase in professional service fees of $0.9 million related to the acquisition of ClariPhy. In addition, salary and stock-based compensation increased by $0.4 million due to higher salary and new hires.

Provision for Income Tax

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision (benefit) for income tax	$452	$(332)	$784	236%

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three months ended March 31, 2017 from our U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s March 31, 2017 interim tax provision. For the three months ended March 31, 2016, we determined our interim provision using an estimated single annual effective tax rate for all tax jurisdictions.

The income tax provision of $0.5 million for the three months ended March 31, 2017 reflects an effective tax rate of (4%). The effective tax rate for the three months ended March 31, 2017 differed from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation

The income tax benefit of $0.3 million for the three months ended March 31, 2016 reflects an effective tax rate of 79%. The effective tax rate for the three months ended March 31, 2016 differed from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and investments in marketable securities of $393.2 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment and business acquisition. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debts, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$18,508	$13,078
Net cash provided by (used in) investing activities	5,941	(155,230)
Net cash used in financing activities	(1,757)	(1,953)
Net increase (decrease) in cash and cash equivalents	$22,692	$(144,105)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2017 primarily reflected depreciation and amortization of $19.2 million, stock-based compensation expense of $9.2 million, accretion of convertible debt and amortization of issuance expenses of $5.9 million, an increase in accounts payable of $3.4 million and a decrease in prepaid expenses and other assets of $3.0 million, partially offset by a net loss of $11.3 million, an increase in accounts receivable of $2.7 million, and decreases in accrued expenses of $4.8 million and other liabilities of $4.6 million. Our accounts payable increased due to increased production volume. Our prepaid expenses and other assets decreased mainly due to receipt of funds from escrow related to the ClariPhy acquisition. Our accounts receivable increased due to higher product shipments to customers. Our accrued expenses decreased mainly due to the timing of payment of employee-related expenses. Our current liabilities decreased due to settlement of a liability related to the ClariPhy acquisition and payment to Rambus.

Net cash provided by operating activities during the three months ended March 31, 2016 primarily reflected depreciation and amortization of $7.2 million, stock-based compensation expense of $7.0 million, accretion of convertible debt and amortization of issuance expenses of $2.4 million and increase in accounts payable of $3.4 million, partially offset by increases in accounts receivable of $2.6 million, prepaid expenses and other assets of $1.4 million and a decrease in accrued expenses of $3.4 million. Our accounts payable increased due to increased production volumes. Our accounts receivable increased due to higher product shipments to customers. Our accrued expenses decreased due to timing of payment of employee-related expenses.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2017 primarily consisted of proceeds from maturities and sales of marketable securities of $83.2 million partially offset by purchases of marketable securities of $59.8 million, purchases of property and equipment of $11.4 million, remaining payment to shareholders of ClariPhy of $1.8 million and payment of debt related to purchase of intangible assets of $4.3 million.

Net cash used in investing activities during the three months ended March 31, 2016 primarily consisted of cash used to purchase property and equipment of $7.0 million, purchases of marketable securities of $148.9 million, and cost method investment of $2.0 million, partially offset by sales and maturities of marketable securities of $2.7 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2017 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock of $5.8 million and payment of capital lease obligations of $0.2 million, partially offset by proceeds from exercise of stock options and employee stock purchase plan of $4.1 million and repayment of long-term loan provided to a supplier of $0.1 million.

Net cash used in financing activities during the three months ended March 31, 2016 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $5.6 million, payment of costs related to debt issuance of $0.4 million, partially offset by proceeds from exercise of stock options and employee stock purchase plan of $4.0 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of March 31, 2017 consisted of $393.2 million of cash, cash equivalents and investments in marketable securities, of which $107.7 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2017 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. See note 16 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of March 31, 2017.

 Off-Balance Sheet Arrangements

At March 31, 2017, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $393.2 million and $394.3 million at March 31, 2017 and December 31, 2016, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of March 31, 2017 consisted of money market funds, U.S. Treasuries, municipal bonds, corporate bonds/notes, variable rate demand notes, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of March 31, 2017, we had outstanding debt of $517.5 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

Item 1A. Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

10.1+	Form of Notice of Stock Unit Award and Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 11, 2017).

10.2

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

May 8, 2017

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

10.1+	Form of Notice of Stock Unit Award and Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 11, 2017).

10.2

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