Form 10-Q
period 2017-06-30
INPHI Corp
filed 2017-08-08
CIK 1160958

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of August 3, 2017 was 42,283,512.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$162,290	$144,867
Investments in marketable securities	218,636	249,476
Accounts receivable, net	63,253	49,999
Inventories	34,456	32,039
Prepaid expenses and other current assets	24,076	23,139
Total current assets	502,711	499,520
Property and equipment, net	55,356	44,471
Goodwill	104,441	105,077
Identifiable intangible assets, net	300,588	327,063
Deferred tax charge	—	1,384
Other assets, net	11,868	13,080
Total assets	$974,964	$990,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,014	$14,039
Deferred revenue	5,776	3,630
Accrued employee expenses	13,528	16,588
Other accrued expenses	7,259	7,277
Other current liabilities	22,234	24,736
Total current liabilities	69,811	66,270
Convertible debt	408,825	396,857
Other long-term liabilities	55,678	64,944
Total liabilities	534,314	528,071
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 42,268,003 and 41,303,353 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	42	41
Additional paid-in capital	465,286	459,928
Retained earnings (accumulated deficit)	(25,481)	1,976
Accumulated other comprehensive income	803	579
Total stockholders’ equity	440,650	462,524
Total liabilities and stockholders’ equity	$974,964	$990,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$84,423	$60,524	$178,007	$114,615
Cost of revenue	36,588	19,275	76,659	36,396

Gross profit	47,835	41,249	101,348	78,219

Operating expenses:
Research and development	39,437	27,321	79,725	51,308
Sales and marketing	10,539	5,809	21,480	11,594
General and administrative	5,798	4,120	12,593	9,077

Total operating expenses	55,774	37,250	113,798	71,979

Income (loss) from operations	(7,939)	3,999	(12,450)	6,240
Interest expense	(7,377)	(3,171)	(14,542)	(6,303)
Other income, net	720	418	1,575	887

Income (loss) before income taxes from continuing operations	(14,596)	1,246	(25,417)	824
Provision (benefit) for income taxes	371	303	823	(29)

Net income (loss) from continuing operations	(14,967)	943	(26,240)	853

Discontinued operations:
Loss from discontinued operations	—	(566)	—	(85)
Provision (benefit) for income taxes	—	(154)	—	17

Net loss from discontinued operations	—	(412)	—	(102)

Net income (loss)	$(14,967)	$531	$(26,240)	$751

Earnings per share:
Basic
Net income (loss) from continuing operations	$(0.36)	$0.02	$(0.63)	$0.02
Net loss from discontinued operations	—	(0.01)	—	—

Basic earnings per share	$(0.36)	$0.01	$(0.63)	$0.02

Diluted
Net income (loss) from continuing operations	$(0.36)	$0.02	$(0.63)	$0.02
Net loss from discontinued operations	—	(0.01)	—	—

Diluted earnings per share	$(0.36)	$0.01	$(0.63)	$0.02

Weighted-average shares used in computing earnings per share:
Basic	42,137,084	40,412,319	41,855,510	40,085,260
Diluted	42,137,084	43,838,488	41,855,510	43,680,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(14,967)	$531	$(26,240)	$751

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of tax	(2)	87	224	313
Realized gain reclassified into earnings, net of tax	—	(5)	—	(5)

Comprehensive income (loss)	$(14,969)	$613	$(26,016)	$1,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$(26,240)	$751
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,807	14,952
Stock-based compensation	20,475	14,732
Deferred income taxes and deferred tax charge	18	59
Accretion of convertible debt and amortization of debt issuance costs	11,968	5,027
Amortization of premium on marketable securities	724	675
Other noncash items	(52)	(6)
Changes in assets and liabilities:
Accounts receivable	(12,714)	(8,617)
Inventories	(2,417)	348
Prepaid expenses and other assets	402	(991)
Income tax payable/receivable	468	(40)
Accounts payable	4,450	1,512
Accrued expenses	(3,674)	(2,512)
Deferred revenue	2,146	(780)
Other liabilities	(4,727)	(410)

Net cash provided by operating activities	29,634	24,700

Cash flows from investing activities
Purchases of property and equipment	(18,309)	(11,755)
Purchases of marketable securities	(105,439)	(171,704)
Sales of marketable securities	35,270	1,785
Maturities of marketable securities	102,230	31,715
Payment of debt related to purchase of intangible assets	(9,544)	—
Remaining payment related to acquisition of business	(1,800)	—
Purchase of cost- method investment in private company	—	(2,000)
Other investing activity	100	—

Net cash provided by (used in) investing activities	2,508	(151,959)

Cash flows from financing activities
Proceeds from exercise of stock options	1,485	2,607
Proceeds from employee stock purchase plan	2,814	3,150
Payment of capital lease obligations	(421)	—
Repayment of long-term loan	180	—
Convertible bonds issuance costs paid	—	(353)
Minimum tax withholding paid on behalf of employees for restricted stock units	(18,777)	(13,550)
Long-term loan	—	(725)

Net cash used in financing activities	(14,719)	(8,871)

Net increase (decrease) in cash and cash equivalents	17,423	(136,130)
Cash and cash equivalents at beginning of period	144,867	283,044

Cash and cash equivalents at end of period	$162,290	$146,914

Supplemental cash flow information:
Income taxes paid	$332	$183
Interest paid	2,300	1,243
Supplemental disclosure of non-cash investing and financing activities:
Intangible assets financed with debt	2,433	—

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2017, and its consolidated results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or condition. The guidance will be effective for calendar year-end beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of this new guidance on our consolidated financial statements and related disclosures.

3. Discontinued Operations

As discussed in Note 1, on August 4, 2016, the Company completed the sale of its memory product business to Rambus. The Company’s condensed consolidated financial statements and the accompanying notes for prior period has been retrospectively reclassified to present the results of operations of memory product business as discontinued operations.

The results of discontinued operations for the three and six months ended June 30, 2016 were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$9,766	$22,206
Cost of revenue	(5,053)	(12,204)
Operating expenses	(5,279)	(10,263)
Other income	—	176
Benefit (provision) for income taxes	154	(17)
Net loss from discontinued operations	$(412)	$(102)

The results of discontinued operations for the three months and six months ended June 30, 2016 included the following:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Depreciation and amortization	$459	$958
Stock-based compensation expense	1,056	2,010
Property and equipment expenditures	794	2,198

4. Investments

The following table summarizes the investments by investment category:

	June 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. treasury securities	$1,000	$999	$3,999	$4,000
Municipal bonds	46,617	46,611	45,289	45,171
Corporate notes/bonds	104,398	104,392	112,330	112,205
Variable rate demand notes	37,665	37,665	58,930	58,930
Commercial paper	23,506	23,506	23,945	23,947
Asset backed securities	5,464	5,463	5,221	5,223
Total investments	$218,650	$218,636	$249,714	$249,476

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of June 30, 2017, the Company had 67 investments that were in an unrealized loss position. The gross unrealized losses on these investments at June 30, 2017 of $115 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at June 30, 2017 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$126,307	$126,271
Due between one and five years	54,678	54,700
Due after five years	37,665	37,665
	$218,650	$218,636

5. Inventories

Inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$13,616	$1,648
Work in process	17,172	15,999
Finished goods	3,668	14,392
	$34,456	$32,039

Finished goods include $866 and $805 of inventories held by distributors as of June 30, 2017 and December 31, 2016, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Laboratory and production equipment	$81,064	$64,402
Office, software and computer equipment	27,375	25,248
Furniture and fixtures	1,546	1,396
Leasehold improvements	7,269	6,707
	117,254	97,753
Less accumulated depreciation	(61,898)	(53,282)

	$55,356	$44,471

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2017 was $5,028 and $9,899, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2016 was $4,086 and $7,638, respectively.

As of June 30, 2017 and December 31, 2016, computer software costs included in property and equipment were $6,930 and $6,453, respectively. Amortization expense of capitalized computer software costs was $262 and $539 for the three and six months ended June 30, 2017, respectively. Amortization expense of capitalized computer software costs was $299 and $586 for the three and six months ended June 30, 2016, respectively.

Property and equipment not yet paid as of June 30, 2017 and December 31, 2016 were $6,744 and $4,221, respectively.

The Company leases certain equipment under capital lease agreements. Assets held under capital leases are included in property and equipment above. Gross amount and accumulated depreciation of assets under capital lease as of June 30, 2017 was $3,639 and $466, respectively. Gross amount and accumulated depreciation of assets under capital lease as of December 31, 2016 was $3,698 and $36, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The minimum lease payments under capital leases as of June 30, 2017 are as follows:

2017 (remaining)	$474
2018	772
2019	590
2020	418
2021	126
Total minimum lease payments	2,380
Less: Amount representing interest	371

Minimum lease payments, net of interest	$2,009

7. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$138,020	$41,078	$96,942	$138,020	$26,579	$111,441
Customer relationships	70,540	7,091	63,449	70,540	2,227	68,313
Trade name	2,310	657	1,653	2,310	426	1,884
Patents	1,579	645	934	1,579	552	1,027
Software	49,827	9,557	40,270	47,394	336	47,058
In-process research and development	97,340	—	97,340	97,340	—	97,340
	$359,616	$59,028	$300,588	$357,183	$30,120	$327,063

During the three and six months ended June, 2017, the Company recorded a measurement period adjustment of $636. This resulted in a decrease of $636 in goodwill, increase in accounts receivable of $540 and decrease of $96 in deferred tax liability and income tax payable.

The following table presents amortization of intangible assets for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$7,249	$2,875	$14,499	$5,750
Research and development	4,515	—	9,221	—
Sales and marketing	2,432	204	4,864	408
General and administrative	163	99	324	198
	$14,359	$3,178	$28,908	$6,356

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Based on the amount of intangible assets subject to amortization at June 30, 2017, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2017 (remaining)	$28,993
2018	55,731
2019	51,318
2020	23,051
2021	19,873
Thereafter	24,282
$203,248

The weighted-average amortization periods remaining by intangible asset category are as follows (in years):

Developed technology	3.8
Customer relationship	6.5
Trade name	3.9
Patents	10.3
Software	2.3

8. Product Warranty Obligation

As of June 30, 2017 and December 31, 2016, the product warranty liability was $110. There was no movement in product warranty liability during the three and six months ended June 30, 2017 and 2016.

9. Convertible debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share. The total interest expense recognized for the three months ended June 30, 2017 was $3,360, which consists of $645 of contractual interest expense, $2,490 of amortization of debt discount and $225 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2017 was $6,632, which consists of $1,285 of contractual interest expense, $4,905 of amortization of debt discount and $442 of amortization of debt issuance costs. The total interest expense recognized for the three months ended June 30, 2016 was $3,171, which consists of $521 of contractual interest expense, $2,432 of amortization of debt discount and $218 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2016 was $6,303, which consists of $1,276 of contractual interest expense, $4,613 of amortization of debt discount and $414 of amortization of debt issuance costs.

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

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (Convertible Notes 2016, and together with the Convertible Notes 2015, the Convertible Notes). The Convertible Notes 2016 will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share. The total interest expense recognized for the three months ended June 30, 2017 was $3,892, which consists of $533 of contractual interest expense, $3,104 of amortization of debt discount and $255 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2017 was $7,686, which consists of $1,065 of contractual interest expense, $6,120 of amortization of debt discount and $501 of amortization of debt issuance costs.

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

10. Other liabilities

Other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
Obligations under capital lease	$718	$797
Intangible asset liability	16,978	14,688
Others	4,538	9,251
	$22,234	$24,736

Other long-term liabilities consist of the following:

	June 30, 2017	December 31, 2016
Deferred rent	$1,331	$1,067
Income tax payable	1,820	1,554
Obligations under capital lease	1,291	1,633
Intangible asset liability	23,250	32,651
Deferred tax liabilities	27,127	27,371
Others	859	668
	$55,678	$64,944

11. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and six months ended June 30, 2017 from its U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s interim tax provision. For the three and six months ended June 30, 2016, the Company determined its interim provision using an estimated single annual effective tax rate for all tax jurisdictions.

The Company recorded an income tax provision of $371 and $823 in the three and six months ended June 30, 2017, respectively. The effective tax rate for both three and six months ended June 30, 2017 was (3%). The difference between the effective tax rates and the 34% federal statutory rate was primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As discussed in Note 2, the Company early adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory at the beginning of 2017. As a result of the adoption, the Company wrote off the unamortized deferred tax charge balance to retained earnings. At the same time, the Company recorded deferred tax asset on the difference between tax basis and financial reporting carrying value in the consolidated financial statements related to the intercompany transfer of an asset in prior years. The effect of the adoption resulted to a charge of $1,217 on the beginning balance of retained earnings.

During the three and six months ended June 30, 2017, the gross amount of the Company’s unrecognized tax benefits increased by approximately $1,080 and $3,057, respectively primarily as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of June 30, 2017, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $122 due to the expiration of statute of limitations on certain foreign income taxes.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

12. Earnings Per Share

The following shows the reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average common stock—basic	42,137,084	40,412,319	41,855,510	40,085,260
Effect of potentially dilutive securities:
Add options to purchase common stock	—	1,324,796	—	1,327,237
Add unvested restricted stock unit	—	2,101,373	—	2,234,865
Add employee stock purchase plan	—	—	—	32,955

Weighted-average common stock—diluted	42,137,084	43,838,488	41,855,510	43,680,317

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common stock options	1,436,718	—	1,504,466	—
Unvested restricted stock unit	2,591,673	939,346	3,365,095	479,679
Convertible debts	10,830,038	5,727,092	10,830,038	5,727,092
	14,858,429	6,666,438	15,699,599	6,206,771

13. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At June 30, 2017, 4,414,376 shares of common stock have been reserved for future grants under the 2010 Plan.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock Option Awards

The Company did not grant any stock options during the three and six months ended June 30, 2017 and 2016.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,647,845	$10.86	4.28	$55,636

Exercised	(216,602)	6.68

Outstanding at June 30, 2017	1,431,243	$11.49	3.84	$32,648

Vested and exercisable at June 30, 2017	1,431,243	$11.49	3.84	$32,648

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $8,635 and $6,855, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $1,485 and $2,607, respectively, for the six months ended June 30, 2017 and 2016.

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

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2016	4,448,630	$27.29
Granted	1,226,987	43.11
Vested	(1,102,681)	19.61
Canceled	(139,463)	32.39
Outstanding at June 30, 2017	4,433,473	$33.41
Expected to vest at June 30, 2017	4,357,049

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the six months ended June 30, 2017 was 92,255. As of June 30, 2017, the total performance-based units outstanding was 345,601.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000 shares. The total common stock issued under the ESPP during the six months ended June 30, 2017 and 2016 was 78,348 and 164,696, respectively.

The fair value of the ESPP is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	0.65%	0.45%
Expected life (in years)	0.50	0.50
Dividend yield	—	—
Expected volatility	38%	55%
Estimated fair value	$12.58	$7.26

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses
Cost of goods sold	$537	$426	$1,098	$761
Research and development	7,274	4,684	13,189	8,398
Sales and marketing	2,119	952	3,801	1,728
General and administrative	1,315	662	2,387	1,835
Discontinued operations	—	1,056	—	2,010
	$11,245	$7,780	$20,475	$14,732

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at June 30, 2017, prior to the consideration of expected forfeitures, is approximately $125,378 and is expected to be recognized over a weighted-average period of 3.11 years.

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

The Company measures its investments in marketable securities at fair value using the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company has cash equivalents, which consist of money market funds valued using the amortized cost method, in accordance with Rule 2a-7 under the 1940 Act, which approximates fair value.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and six months ended June 30, 2017.

The following table presents information about assets required to be carried at fair value on a recurring basis:

June 30, 2017	Total	Level 1	Level 2

Assets
Cash equivalents:
Money market funds	$1,088	$80	$1,008
Municipal bonds	2,001	—	2,001
Commercial paper	48,659	—	48,659
Investment in marketable securities:
U.S. treasury securities	999	999	—
Municipal bonds	46,611	—	46,611
Corporate notes/bonds	104,392	—	104,392
Variable rate demand notes	37,665	—	37,665
Asset backed securities	5,463	—	5,463
Commercial paper	23,506	—	23,506
	$270,384	$1,079	$269,305
Liabilities
Convertible Notes	$537,335	$—	$537,335

December 31, 2016	Total	Level 1	Level 2

Assets
Cash equivalents:
Money market funds	$17,267	$10,110	$7,157
Investment in marketable securities:
U.S. treasury securities	4,000	4,000	—
Municipal bonds	45,171	—	45,171
Corporate notes/bonds	112,205	—	112,205
Variable rate demand notes	58,930	—	58,930
Asset backed securities	5,223	—	5,223
Commercial paper	23,947	—	23,947
	$266,743	$14,110	$252,633
Liabilities
Convertible Notes	$616,831	$—	$616,831

The Convertible Notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of June 30, 2017 and December 31, 2016, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
China	$22,835	$19,947	$60,555	$40,514
United States	18,834	6,495	31,043	14,467
Singapore	10,221	4	14,522	10
Thailand	9,885	10,974	23,738	16,652
Japan	9,960	8,717	20,654	15,842
Other	12,688	14,387	27,495	27,130
	$84,423	$60,524	$178,007	$114,615

As of June 30, 2017, $8,152 of long-lived tangible assets are located outside the United States, of which $5,131 are located in Taiwan. As of December 31, 2016, $6,567 of long-lived tangible assets are located outside the United States, of which $5,068 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of June 30, 2017, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2017 (remaining)	$3,501
2018	5,650
2019	5,513
2020	2,655
2021	1,789
Thereafter	4,896
$24,004

For the three and six months ended June 30, 2017, lease operating expense was $1,744 and $3,366, respectively. For the three and six months ended June 30, 2016, lease operating expense was $3,811 and $6,094, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture its wafers. These subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of June 30, 2017, the total value of open purchase orders for wafers was approximately $6,062. As of June 30, 2017, the company has a commitment to pay $171 for software licenses and $264 for mask costs.

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

As to the proceedings at the USPTO, reexamination has been ordered for all of the patents that were alleged to infringe, and at present, the USPTO has determined that almost all of the originally filed claims are not valid, with certain amended claims being determined patentable. The Reexamination Certificate for U.S. Patent No. 7,532,537 was issued on August 2, 2016 based upon amended claims, and the parties continue to assert their respective positions with respect to the reexamination proceedings for U.S. Patent Nos. 7,619,912 and 7,636,274.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2017 and December 31, 2016.

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

Quarterly Update

As discussed in more detail below, for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, we delivered the following financial performance:

•

Revenue increased by $23.9 million, or 39.5%, to $84.4 million in the three months ended June 30, 2017. In the six months ended June 30, 2017, total revenues increased by $63.4 million, or 55.3%, to $178.0 million.

•

Gross profit as a percentage of revenue decreased to 56.7% from 68.2% in the three months ended June 30, 2017. In the six months ended June 30, 2017, gross profit as a percentage of revenue decreased to 56.9% from 68.2%.

•

Total operating expenses from continuing operations increased by $18.5 million, or 49.7%, to $55.8 million in the three months ended June 30, 2017. In the six months ended June 30, 2017, total operating expenses increased by $41.8 million, or 58.1%, to $113.8 million.

•

Loss from operations increased by $11.9 million to $7.9 million in the three months ended June 30, 2017. In the six months ended June 30, 2017, loss from continuing operations increased by $18.7 million to $12.4 million.

•

Diluted earnings per share from continuing operations decreased to ($0.36) from $0.02 in the three months ended June 30, 2017. In the six months ended June 30, 2017, diluted earnings per share decreased to ($0.63) from $0.02.

The increase in our revenue for the three and six months ended June 30, 2017 was primarily a result of the increase in consumption of our dual linear transimpedance amplifiers (TIA), quad linear driver products, ColorZ™, and ClariPhy products.

The decrease in gross margin was due to amortization of inventory fair value step-up of acquired inventories and amortization of acquired intangibles related to the ClariPhy acquisition and change in product mix for the three and six months ended June 30, 2017.

Total operating expenses increased due primarily to an increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From July 2016 to June 2017, our headcount increased by 63 new employees, primarily in the engineering department. In addition, the acquisition of ClariPhy added 152 employees. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share from continuing operations decreased primarily due to increases in operating expenses and interest expense from convertible debts, partially offset by an increase in revenues.

Our cash and cash equivalents were $162.3 million at June 30, 2017, compared with $144.9 million at December 31, 2016. Cash provided by operating activities was $29.6 million during the six months ended June 30, 2017 compared to $24.7 million during the six months ended June 30, 2016. Cash provided by investing activities during the six months ended June 30, 2017 was $2.5 million primarily due to sales and maturities of marketable securities totaling $137.5 million, partially offset by purchases of marketable securities of $105.4 million, purchases of property and equipment of $18.3 million, remaining payment to shareholders of ClariPhy of $1.8 million, and payment of debt related to purchase of intangible assets of $9.5 million. Cash used in financing activities was $14.7 million primarily due to minimum tax withholding paid on behalf of employees of $18.8 million, partially offset by proceeds from employee stock purchase plan and exercise of stock options of $4.3 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2017. We early adopted Accounting Standards Update 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The effect of adoption is discussed in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	43	32	43	32
Gross profit	57	68	57	68
Operating expenses:
Research and development	47	44	45	45
Sales and marketing	12	10	12	10
General and administrative	7	7	7	8
Total operating expenses	66	61	64	63
Income (loss) from operations	(9)	7	(7)	5
Interest expense	(9)	(5)	(8)	(5)
Other income	—	—	—	1
Income (loss) before income taxes from continuing operations	(18)	2	(15)	1
Provision (benefit) for income taxes	—	—	—	—
Net income (loss) from continuing operations	(18)	2	(15)	1
Net loss from discontinued operations, net of tax	—	(1)	—	—
Net income (loss)	(18% )	1%	(15% )	1%

Comparison of Three and Six Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$84,423	$60,524	$23,899	39%

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$178,007	$114,615	$63,392	55%

Revenue for the three and six months ended June 30, 2017 increased compared to corresponding 2016 periods mainly due to an increase in the number of units sold, partially offset by a decrease in average selling price. For the three and six months ended June 30, 2017, the number of units sold increased by 95% and 67%, respectively. The increase in number of units sold was attributable to sales of dual linear TIA, quad linear drivers, legacy and transport products from the Cortina acquisition, ColorZ™ and ClariPhy products. For the three and six months ended June 30, 2017, average selling price decreased by 28% and 7%, respectively. The decrease in average selling price was due to product mix, mainly from increased sales of lower priced products such as legacy and transport products.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$36,588	$19,275	$17,313	90%
Gross profit	$47,835	$41,249	$6,586	16%
Gross profit as a percentage of revenue	57%	68%	—	(11%)

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$76,659	$36,396	$40,263	111%
Gross profit	$101,348	$78,219	$23,129	30%
Gross profit as a percentage of revenue	57%	68%	—	(11%)

Cost of revenue and gross profit for the three and six months ended June 30, 2017, increased compared to the corresponding 2016 periods primarily due to an increase in revenue from sales of our dual linear TIA, ColorZ™, and ClariPhy products, which generated higher margins. Gross profit as a percentage of revenue decreased for both the three and six months ended June 30, 2017, due to product mix, amortization of inventory fair value step-up related to acquired ClariPhy inventories of $3.7 million and $9.0 million sold during the three and six months ended June 30, 2017, respectively and amortization of acquired ClariPhy intangibles of $4.4 million and $8.7 million for three and six months ended June 30, 2017, respectively.

Research and Development

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$39,437	$27,321	$12,116	44%

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$79,725	$51,308	$28,417	55%

Research and development expenses for the three and six months ended June 30, 2017 increased compared to the corresponding 2016 periods primarily due to an increase in research and development headcount, salaries and equity awards, which resulted in a $7.8 million and $14.9 million increase in personnel costs and stock-based compensation expense, respectively. In addition, CAD software tool license expense increased $2.4 million and $5.0 million during the three months and six months ended June 30, 2017, respectively due to an increase in headcount and engineering activities. Testing, laboratory supplies, and pre-production engineering mask cost increased by $1.2 and $2.0 million during the three and six months ended June 30, 2017, respectively. Depreciation, consulting and allocated expenses increased by $3.4 million and $6.9 million during the three and six months ended June 30, 2017, respectively, due to an increase in equipment and research and development activities. These increases were partially offset by higher reimbursement from customers related to research and development of $3.0 million and $1.0 million for the three months and six months ended June 30, 2017, respectively. The increase in research and development expense was primarily driven by the acquisition of ClariPhy and our strategy to continue to expand our product offerings and enhance our existing product offerings.

Sales and Marketing

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$10,539	$5,809	$4,730	81%

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$21,480	$11,594	$9,886	85%

Sales and marketing expenses for the three and six months ended June 30, 2017 increased compared to the corresponding 2016 periods primarily due to an increase in personnel costs, including stock-based compensation expense of $2.3 million and $4.4 million, respectively, due in part to the addition of ClariPhy employees and to support increasing sales activities from new products. In addition, amortization of intangible assets related to the ClariPhy acquisition was $2.2 million and 4.5 million for the three and six months ended June 30,2017, respectively.

General and Administrative

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$5,798	$4,120	$1,678	41%

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$12,593	$9,077	$3,516	39%

General and administrative expenses for the three and six months ended June 30, 2017 increased compared to the corresponding 2016 periods due to salaries and stock-based compensation of $1.0 million and $1.4 million, respectively, which resulted from a mix of salary increases and new hires. In addition, professional and consulting fees increased by $0.3 million and $1.3 million during the three and six months ended June 30, 2017, respectively, in relation to the acquisition of ClariPhy.

Provision (benefit) for Income Taxes

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$371	$303	$68	22%

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$823	$(29)	$852	N/M

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three and six months ended June 30, 2017 from our U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s interim tax provision. For the three and six months ended June 30, 2016, we determined our interim provision using an estimated single annual effective tax rate for all tax jurisdictions.

The income tax provision of $371 and $823 in the three and six months ended June 30, 2017, respectively, reflects an effective tax rate of (3%). The effective tax rate for both three and six months ended June 30, 2017 differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

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

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and investments in marketable securities of $380.9 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debts, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$29,634	$24,700
Net cash provided by (used in) investing activities	2,508	(151,959)
Net cash used in financing activities	(14,719)	(8,871)
Net increase (decrease) in cash and cash equivalents	$17,423	$(136,130)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2017 primarily reflected depreciation and amortization of $38.8 million, stock-based compensation expense of $20.5 million, accretion of convertible debt of $12.0 million, and increases in accounts payable of $4.5 million and deferred revenue of $2.1 million, partially offset by a net loss of $26.2 million, increases in accounts receivable of $12.7 million and inventories of $2.4 million, and decreases in accrued expenses of $3.7 million and other liabilities of $4.7 million. Our accounts payable increased due to increased production volume. Our deferred revenue increased due to higher inventory in the distributors and receipts from customers. Our accounts receivable increased due to higher product shipments to customers and longer payment terms of some customers. Inventories increased due to driver products. Our accrued expenses and other liabilities decreased mainly due to the timing of payments.

Net cash provided by operating activities during the six months ended June 30, 2016 primarily reflected depreciation and amortization of $15.0 million, stock-based compensation expense of $14.7 million, accretion of convertible debt of $5.0 million, and increase in accounts payable of $1.5 million, partially offset by increases in accounts receivable of $8.6 million and prepaid expenses and other assets of $1.0 million and decrease in accrued expenses of $2.5 million. Our accounts payable increased due to increased production volumes. Our accounts receivable increased due to higher product shipments to customers. Our accrued expenses decreased due to the timing of payment of employee related expenses. Our prepaid expenses and other assets increased due to additional subscriptions.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2017 primarily consisted of cash used to purchase property and equipment of $18.3 million, purchases of marketable securities of $105.4 million, remaining payment to shareholders of ClariPhy of $1.8 million, and payment of debt related to purchase of intangible assets of $9.5 million, partially offset by sales and maturities of marketable securities of $137.5 million.

Net cash used in investing activities during the six months ended June 30, 2016 primarily consisted of cash used to purchase property and equipment of $11.8 million, purchases of marketable securities of $171.7 million, and cost method investment of $2.0 million, partially offset by sales and maturities of marketable securities of $33.5 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2017 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $18.8 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $4.3 million.

Net cash used in financing activities during the six months ended June 30, 2016 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $13.6 million, payment of costs related to debt issuance of $0.4 million and loan to supplier of $0.7 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $5.8 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of June 30, 2017 consisted of $380.9 million of cash, cash equivalents and investments in marketable securities, of which $93.4 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2017 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. See note 16 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of June 30, 2017.

Off-Balance Sheet Arrangements

At June 30, 2017, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $380.9 million and $394.3 million at June 30, 2017 and December 31, 2016, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of June 30, 2017 consisted of money market funds, U.S. Treasuries, municipal bonds, variable rate demand notes, corporate bonds, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of June 30, 2017, we had outstanding debt of $517.5 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Foreign Currency Risk

To date, our international customer and vendor agreements have been denominated almost exclusively in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and currently enter into immaterial foreign currency hedging transactions.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15-(e) under the Securities Exchange Act 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that such controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards, but management does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 5. Other Information

(a) On July 19, 2017, the Board of Directors amended and restated the 2010 Stock Incentive Plan to incorporate previously adopted standalone amendments and to prospectively increase to the value of the automatic, annual restricted stock unit awards granted to the continuing non-employee members of the Board of Directors with at least six months of tenure from $135,000 to $175,000. The foregoing is a summary of the terms of the amended and restated 2010 Stock Incentive Plan only, and is qualified in its entirety by reference to the terms of the amended and restated 2010 Stock Incentive Plan, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a)	Exhibits.

Exhibit
Number	Description
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

10.1+	Amended and Restated Inphi Corporation 2010 Stock Incentive Plan dated as of July 19, 2017.

10.2

Asset Purchase Agreement dated June 29, 2016 by and among Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Ptd. Ltd. (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016).

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

(1)         The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES

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

August 8, 2017

EXHIBIT INDEX

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

10.1+	Amended and Restated Inphi Corporation 2010 Stock Incentive Plan dated as of July 19, 2017.

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

+ Indicates management contract or compensatory plan

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