Form 10-Q
period 2017-09-30
INPHI Corp
filed 2017-11-07
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of November 3, 2017 was 42,533,551.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$165,868	$144,867
Investments in marketable securities	238,877	249,476
Accounts receivable, net	72,115	49,999
Inventories	34,636	32,039
Prepaid expenses and other current assets	11,703	23,139
Total current assets	523,199	499,520
Property and equipment, net	57,957	44,471
Goodwill	104,564	105,077
Identifiable intangible assets, net	236,549	327,063
Deferred tax charge	—	1,384
Other assets, net	11,338	13,080
Total assets	$933,607	$990,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,023	$14,039
Deferred revenue	7,999	3,630
Accrued employee expenses	12,609	16,588
Other accrued expenses	7,699	7,277
Other current liabilities	29,327	24,736
Total current liabilities	72,657	66,270
Convertible debt	415,074	396,857
Other long-term liabilities	40,293	64,944
Total liabilities	528,024	528,071
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 42,426,178 and 41,303,353 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	43	41
Additional paid-in capital	478,942	459,928
Retained earnings (accumulated deficit)	(74,247)	1,976
Accumulated other comprehensive income	845	579
Total stockholders’ equity	405,583	462,524
Total liabilities and stockholders’ equity	$933,607	$990,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$84,511	$70,750	$262,518	$185,365
Cost of revenue	42,440	22,562	119,099	58,958
Gross profit	42,071	48,188	143,419	126,407
Operating expenses:
Research and development	78,849	25,897	158,574	77,205
Sales and marketing	10,100	6,688	31,580	18,282
General and administrative	5,584	5,359	18,177	14,436
Total operating expenses	94,533	37,944	208,331	109,923
Income (loss) from operations	(52,462)	10,244	(64,912)	16,484
Interest expense	(7,566)	(3,987)	(22,109)	(10,290)
Other income, net	1,080	1,869	2,656	2,756
Income (loss) before income taxes from continuing operations	(58,948)	8,126	(84,365)	8,950
Provision (benefit) for income taxes	(10,182)	1,530	(9,359)	1,501
Net income (loss) from continuing operations	(48,766)	6,596	(75,006)	7,449
Discontinued operations:
Gain from sale	—	78,531	—	78,531
Loss from discontinued operations	—	(3,822)	—	(3,907)
Provision for income taxes	—	1,733	—	1,750
Net income from discontinued operations	—	72,976	—	72,874
Net income (loss)	$(48,766)	$79,572	$(75,006)	$80,323
Earnings per share:
Basic
Net income (loss) from continuing operations	$(1.15)	$0.16	$(1.78)	$0.18
Net income from discontinued operations	—	1.79	—	1.81
Basic earnings per share	$(1.15)	$1.95	$(1.78)	$1.99
Diluted
Net income (loss) from continuing operations	$(1.15)	$0.15	$(1.78)	$0.17
Net income from discontinued operations	—	1.65	—	1.66
Diluted earnings per share	$(1.15)	$1.80	$(1.78)	$1.83
Weighted-average shares used in computing earnings per share:
Basic	42,350,313	40,854,508	42,022,272	40,343,548
Diluted	42,350,313	44,318,827	42,022,272	43,998,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(48,766)	$79,572	$(75,006)	$80,323

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain, net of tax	42	(174)	266	139
Realized gain reclassified into earnings, net of tax	—	—	—	(5)
Comprehensive income (loss)	$(48,724)	$79,398	$(74,740)	$80,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(75,006)	$80,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,730	22,291
Stock-based compensation	32,368	22,202
Impairment of intangible assets	47,014	—
Deferred income taxes and deferred tax charge	(10,304)	900
Accretion of convertible debt and amortization of debt issuance costs	18,217	8,258
Gain from sale of discontinued operations	—	(78,531)
Gain from sale of cost method investment	—	(1,138)
Amortization of premium on marketable securities	931	1,040
Other noncash items	(50)	(8)
Changes in assets and liabilities:
Accounts receivable	(21,576)	(11,008)
Inventories	(2,597)	(2,905)
Prepaid expenses and other assets	2,494	776
Income tax payable/receivable	(1,020)	1,872
Accounts payable	3,081	5,212
Accrued expenses	(3,836)	(220)
Deferred revenue	4,369	(1,145)
Other liabilities	(4,570)	2,424
Net cash provided by operating activities	48,245	50,343
Cash flows from investing activities
Purchases of property and equipment	(30,914)	(16,285)
Purchases of marketable securities	(158,244)	(277,831)
Sales of marketable securities	39,372	2,435
Maturities of marketable securities	139,768	71,903
Purchases of software licenses	(12,799)	—
Remaining payment related to acquisition of business	(1,800)	—
Proceeds from sale of cost method investment	—	6,345
Proceeds from sale of discontinued operations	10,690	78,750
Purchase of cost-method investment in private company	—	(2,000)
Other investing activity	100	—
Net cash used in investing activities	(13,827)	(136,683)
Cash flows from financing activities
Proceeds from exercise of stock options	1,514	5,108
Proceeds from employee stock purchase plan	5,776	5,518
Payment of capital lease obligations	(731)	—
Long-term loan	272	(725)
Proceeds from issuance of convertible debt, net of issuance costs paid	—	279,960
Minimum tax withholding paid on behalf of employees for restricted stock units	(20,248)	(15,986)
Purchase of capped call options	—	(22,540)
Net cash provided by (used in) financing activities	(13,417)	251,335
Net increase in cash and cash equivalents	21,001	164,995
Cash and cash equivalents at beginning of period	144,867	283,044
Cash and cash equivalents at end of period	$165,868	$448,039
Supplemental cash flow information:
Income taxes paid	$2,100	$226
Interest paid	3,378	1,243
Supplemental disclosure of non-cash investing and financing activities:
Software licenses purchased with debt	2,808	—

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at September 30, 2017, and its consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The components of the gain on sale of the memory product business were as follows:

Cash proceeds from sale (including amounts held in escrow)	$90,000
Less book value of assets sold:
Inventories	(5,947)
Prepaid expenses	(250)
Property and equipment	(7,051)
Goodwill	(714)
Deferred revenue	1,757
Liabilities	736
Gain on sale	$78,531

The results of discontinued operations for the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$2,212	$24,418
Cost of revenue	(1,163)	(13,367)
Operating expenses	(4,871)	(15,134)
Other income	—	176
Gain on sale	78,531	78,531
Provision for income taxes	(1,733)	(1,750)
Net income from discontinued operations	$72,976	$72,874

The results of discontinued operations for the three months and nine months ended September 30, 2016 included the following:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Depreciation and amortization	$149	$1,108
Stock-based compensation expense	314	2,324
Property and equipment expenditures	905	2,455

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

4. Investments

The following table summarizes the investments by investment category:

	September 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. treasury securities	$1,000	$1,000	$3,999	$4,000
Municipal bonds	29,307	29,305	45,289	45,171
Corporate notes/bonds	114,255	114,291	112,330	112,205
Variable rate demand notes	44,640	44,640	58,930	58,930
Commercial paper	44,227	44,224	23,945	23,947
Asset backed securities	5,418	5,417	5,221	5,223
Total investments	$238,847	$238,877	$249,714	$249,476

As of September 30, 2017, the Company had 63 investments that were in an unrealized loss position. The gross unrealized losses on these investments at September 30, 2017 of $84 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at September 30, 2017 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$140,724	$140,704
Due between one and five years	53,483	53,533
Due after five years	44,640	44,640
	$238,847	$238,877

5. Inventories

Inventories consist of the following:

	September 30, 2017	December 31, 2016

Raw materials	$12,842	$1,648
Work in process	14,328	15,999
Finished goods	7,466	14,392
	$34,636	$32,039

Finished goods include $1,188 and $805 of inventories held by distributors as of September 30, 2017 and December 31, 2016, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2017	December 31, 2016
Laboratory and production equipment	$87,732	$64,402
Office, software and computer equipment	27,733	25,248
Furniture and fixtures	1,616	1,396
Leasehold improvements	7,253	6,707
	124,334	97,753
Less accumulated depreciation	(66,377)	(53,282)
	$57,957	$44,471

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2017 was $5,304 and $15,203, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2016 was $4,014 and $11,651, respectively.

As of September 30, 2017 and December 31, 2016, computer software costs included in property and equipment were $7,065 and $6,453, respectively. Amortization expense of capitalized computer software costs was $252 and $791 for the three and nine months ended September 30, 2017, respectively. Amortization expense of capitalized computer software costs was $293 and $879 for the three and nine months ended September 30, 2016, respectively.

Property and equipment not yet paid as of September 30, 2017 and December 31, 2016 were $2,049 and $4,221, respectively.

The Company leases certain equipment under capital lease agreements. Assets held under capital leases are included in property and equipment above. Gross amount and accumulated depreciation of assets under capital lease as of September 30, 2017 was $3,639 and $682, respectively. Gross amount and accumulated depreciation of assets under capital lease as of December 31, 2016 was $3,698 and $36, respectively.

The minimum lease payments under capital leases as of September 30, 2017 are as follows:

2017 (remaining)	$213
2018	719
2019	546
2020	402
2021	115
Total minimum lease payments	1,995
Less: Amount representing interest	296
Minimum lease payments, net of interest	$1,699

7. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$126,300	$46,782	$79,518	$138,020	$26,579	$111,441
Customer relationships	70,540	9,522	61,018	70,540	2,227	68,313
Trade name	2,310	772	1,538	2,310	426	1,884
Patents	1,579	690	889	1,579	552	1,027
Software	47,421	14,335	33,086	47,394	336	47,058
In-process research and development	60,500	—	60,500	97,340	—	97,340
	$308,650	$72,101	$236,549	$357,183	$30,120	$327,063

During the nine months ended September 30, 2017, the Company recorded a measurement period adjustment of $513. This resulted in a net decrease of $513 in goodwill, increase in accounts receivable of $540, decreases of $96 in deferred tax liability and income tax payable and prepaid expenses and other current assets of $123.

During the three months ended September 30, 2017, the Company abandoned a project related to certain developed technology and in-process research and development from the ClariPhy acquisition resulting in an impairment charge of $47,014, of which $10,174 was included in the cost of revenue and $36,840 was included in the research and development expenses in the unaudited condensed consolidated statement of income (loss). The abandonment of the project was primarily related to change in product roadmap that occurred during the three months ended September 30, 2017.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents amortization of intangible assets for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$7,249	$2,875	$21,749	$8,624
Research and development	4,777	—	13,999	—
Sales and marketing	2,432	204	7,295	613
General and administrative	158	97	484	295
	$14,616	$3,176	$43,527	$9,532

Based on the amount of intangible assets subject to amortization at September 30, 2017, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2017 (remaining)	$13,611
2018	52,411
2019	48,600
2020	21,098
2021	17,919
Thereafter	22,410
$176,049

The weighted-average amortization periods remaining by intangible asset category are as follows (in years):

Developed technology	3.4
Customer relationship	6.3
Trade name	3.7
Patents	10.3
Software	2.1

8. Product Warranty Obligation

As of September 30, 2017 and December 31, 2016, the product warranty liability was $110. There was no movement in product warranty liability during the three and nine months ended September 30, 2017 and 2016.

9. Convertible debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share. The total interest expense recognized for the three months ended September 30, 2017 was $3,443, which consists of $650 of contractual interest expense, $2,562 of amortization of debt discount and $231 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2017 was $10,075, which consists of $1,936 of contractual interest expense, $7,467 of amortization of debt discount and $672 of amortization of debt issuance costs. The total interest expense recognized for the three months ended September 30, 2016 was $3,249, which consists of $650 of contractual interest expense, $2,384 of amortization of debt discount and $215 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2016 was $9,552, which consists of $1,926 of contractual interest expense, $6,997 of amortization of debt discount and $629 of amortization of debt issuance costs.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (Convertible Notes 2016, and together with the Convertible Notes 2015, the Convertible Notes). The Convertible Notes 2016 will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share. The total interest expense recognized for the three months ended September 30, 2017 was $3,999, which consists of $542 of contractual interest expense, $3,195 of amortization of debt discount and $262 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2017 was $11,684, which consists of $1,606 of contractual interest expense, $9,315 of amortization of debt discount and $763 of amortization of debt issuance costs. The total interest expense recognized for the three and nine months ended September 30, 2016 was $738, which consists of $106 of contractual interest expense, $584 of amortization of debt discount and $48 of amortization of debt issuance costs.

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

10. Other liabilities

Other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
Obligations under capital lease	$622	$797
Intangible asset liability	16,411	14,688
Others	12,294	9,251
	$29,327	$24,736

Other long-term liabilities consist of the following:

	September 30, 2017	December 31, 2016
Deferred rent	$1,440	$1,067
Income tax payable	1,926	1,554
Obligations under capital lease	1,077	1,633
Intangible asset liability	18,156	32,651
Deferred tax liabilities	16,803	27,371
Others	891	668
	$40,293	$64,944

11. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and nine months ended September 30, 2017 from its U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s interim tax provision. For the three and nine months ended September 30, 2016, the Company determined its interim provision using an estimated single annual effective tax rate for all tax jurisdictions.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recorded an income tax benefit of $10,182 and $9,359 in the three and nine months ended September 30, 2017, respectively. The effective tax rate for both three and nine months ended September 30, 2017 was 17% and 11%. The difference between the effective tax rates and the 34% federal statutory rate was primarily due to tax impact of developed technology and in-process research and development impairment charge, change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

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

As discussed in Note 2, the Company early adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory at the beginning of 2017. As a result of the adoption, the Company wrote off the unamortized deferred tax charge balance to retained earnings. At the same time, the Company recorded deferred tax asset on the difference between tax basis and financial reporting carrying value in the consolidated financial statements related to the intercompany transfer of an asset in prior years. The effect of the adoption resulted in a charge of $1,217 on the beginning balance of retained earnings.

During the three and nine months ended September 30, 2017, the gross amount of the Company’s unrecognized tax benefits increased by approximately $953 and $4,010, respectively primarily as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of September 30, 2017, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $119 due to the expiration of statute of limitations on certain foreign income taxes.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations that are intended to be invested indefinitely outside the United States.

12. Earnings Per Share

The following shows the reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average common stock—basic	42,350,313	40,854,508	42,022,272	40,343,548
Effect of potentially dilutive securities:
Add options to purchase common stock	—	1,307,334	—	1,338,945
Add unvested restricted stock unit	—	2,156,985	—	2,283,373
Add employee stock purchase plan	—	—	—	32,955
Weighted-average common stock—diluted	42,350,313	44,318,827	42,022,272	43,998,821

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common stock options	1,430,497	—	1,479,810	—
Unvested restricted stock unit	2,591,442	—	3,107,210	60,052
Convertible debts	10,830,038	6,780,961	10,830,038	6,080,946
	14,851,977	6,780,961	15,417,058	6,140,998

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

13. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At September 30, 2017, 4,337,307 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three and nine months ended September 30, 2017 and 2016.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,647,845	$10.86	4.28	$55,636
Exercised	(221,395)	6.66
Outstanding at September 30, 2017	1,426,450	$11.51	3.57	$40,200
Vested and exercisable at September 30, 2017	1,426,450	$11.51	3.57	$40,200

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $8,796 and $13,401, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $1,514 and $5,108, respectively, for the nine months ended September 30, 2017 and 2016.

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

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2016	4,448,630	$27.29
Granted	1,382,707	42.51
Vested	(1,196,167)	19.53
Canceled	(232,819)	32.38
Outstanding at September 30, 2017	4,402,351	$33.91
Expected to vest at September 30, 2017	4,316,950

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the nine months ended September 30, 2017 was 96,724. As of September 30, 2017, the total performance-based units outstanding was 329,132.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000 shares. The total common stock issued under the ESPP during the nine months ended September 30, 2017 and 2016 was 171,099 and 285,101, respectively.

The fair value of the ESPP is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.13%	0.45%	0.94%	0.45%
Expected life (in years)	0.50	0.50	0.50	0.50
Dividend yield	—	—	—	—
Expected volatility	45%	52%	42%	54%
Estimated fair value	$10.04	$12.53	$11.03	$8.99

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
Cost of goods sold	$556	$529	$1,654	$1,290
Research and development	7,770	4,050	20,959	12,448
Sales and marketing	2,247	1,298	6,048	3,026
General and administrative	1,320	1,279	3,707	3,114
Discontinued operations	—	314	—	2,324
	$11,893	$7,470	$32,368	$22,202

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at September 30, 2017, prior to the consideration of expected forfeitures, is approximately $117,141 and is expected to be recognized over a weighted-average period of 2.94 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and nine months ended September 30, 2017.

The following table presents information about assets required to be carried at fair value on a recurring basis:

September 30, 2017	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$24,877	$55	$24,822
Municipal bonds	4,001	—	4,001
Corporate notes/bonds	1,725	—	1,725
Commercial paper	66,229	—	66,229
Investment in marketable securities:
U.S. treasury securities	1,000	1,000	—
Municipal bonds	29,305	—	29,305
Corporate notes/bonds	114,291	—	114,291
Variable rate demand notes	44,640	—	44,640
Asset backed securities	5,417	—	5,417
Commercial paper	44,224	—	44,224
	$335,709	$1,055	$334,654
Liabilities
Convertible Notes	$573,901	$—	$573,901

December 31, 2016	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$17,267	$10,110	$7,157
Investment in marketable securities:
U.S. treasury securities	4,000	4,000	—
Municipal bonds	45,171	—	45,171
Corporate notes/bonds	112,205	—	112,205
Variable rate demand notes	58,930	—	58,930
Asset backed securities	5,223	—	5,223
Commercial paper	23,947	—	23,947
	$266,743	$14,110	$252,633
Liabilities
Convertible Notes	$616,831	$—	$616,831

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Convertible Notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of September 30, 2017 and December 31, 2016, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$31,985	$5,906	$63,029	$20,373
China	20,435	28,573	80,990	69,087
Thailand	14,447	11,372	38,185	28,024
Japan	3,601	7,694	24,254	23,536
Other	14,043	17,205	56,060	44,345
	$84,511	$70,750	$262,518	$185,365

As of September 30, 2017, $7,890 of long-lived tangible assets are located outside the United States, of which $4,674 are located in Taiwan. As of December 31, 2016, $6,567 of long-lived tangible assets are located outside the United States, of which $5,068 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of September 30, 2017, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2017 (remaining)	$2,308
2018	5,797
2019	5,617
2020	2,832
2021	1,988
Thereafter	5,045
$23,587

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

For the three and nine months ended September 30, 2017, lease operating expense was $1,709 and $5,075, respectively. For the three and nine months ended September 30, 2016, lease operating expense was $3,753 and $10,657, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture its wafers. These subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of September 30, 2017, the total value of open purchase orders for wafers was approximately $4,688. As of September 30, 2017, the company has a commitment to pay $171 for software licenses.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2017 and December 31, 2016.

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

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iKON™, InphiNityCore™, ColorZ™, ColorZ-Lite™, Polaris™, Vega™, and the Inphi logo are trademarks or service marks owned by Inphi. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

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

During the third quarter of 2017, we announced the new Vega™ family of low power 50/100/200/400G PAM4 Gearbox and Retimer Digital Signal Processor (DSP)s for system line cards. Leveraging our DSP-based PAM4, the new Gearbox and Retimer DSPs expand bandwidth capacity of next generation networks, delivering accelerated connectivity for wired network infrastructure at cloud-scale data centers, enterprise, and service providers. We also started sampling our M200, an ultra-low power, and high-performance Coherent DSP, supporting 100G and 200G data rates for long haul, metro and data center interconnect applications. We announced the expansion of our ColorZ™ portfolio with ColorZ-Lite™, 100G DWDM in QSFP28 form factor for campus and data center interconnects. The addition of ColorZ-Lite™ offers campus and data centers a cost optimized solution for shorter distances up to 20 km. We also expanded our 16nm Polaris™ PAM4 DSP portfolio for next generation 50G-400G cloud deployments. The new Polaris™ PAM4 DSP now includes products supporting an integrated driver to address the growing demands for lower power and reduced cost solutions over short reach data center optical connectivity.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2016 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, we delivered the following financial performance:

•

Revenue increased by $13.8 million, or 19.5%, to $84.5 million in the three months ended September 30, 2017. In the nine months ended September 30, 2017, total revenues increased by $77.2 million, or 41.6%, to $262.5 million.

•

Gross profit as a percentage of revenue decreased to 49.8% from 68.1% in the three months ended September 30, 2017. In the nine months ended September 30, 2017, gross profit as a percentage of revenue decreased to 54.6% from 68.2%.

•

Total operating expenses from continuing operations increased by $56.6 million, or 149.1%, to $94.5 million in the three months ended September 30, 2017. In the nine months ended September 30, 2017, total operating expenses increased by $98.4 million, or 89.5%, to $208.3 million.

•

Loss from continuing operations increased by $62.7 million to $52.5 million in the three months ended September 30, 2017. In the nine months ended September 30, 2017, loss from continuing operations increased by $81.4 million to $64.9 million.

•

Diluted earnings per share from continuing operations decreased to ($1.15) from $0.15 in the three months ended September 30, 2017. In the nine months ended September 30, 2017, diluted earnings per share from continuing operations decreased to ($1.78) from $0.17.

•

During the three months ended September 30, 2017, we abandoned a project related to certain developed technology and in-process research and development that resulted to an impairment charge of $47.0 million.  The abandonment of the project was primarily related to change in product roadmap following the acquisition of ClariPhy.

The increase in our revenue for the three and nine months ended September 30, 2017 was primarily a result of the increase in consumption of our dual linear transimpedance amplifiers (TIA), quad linear driver products, ColorZ™, and ClariPhy products.

The decrease in gross margin was due to amortization of inventory fair value step-up of acquired inventories, amortization and impairment of acquired intangibles related to the ClariPhy acquisition and change in product mix for the three and nine months ended September 30, 2017.

Total operating expenses increased due primarily to impairment of in-process research and development cost of $36.8 million and increase in headcount and stock-based compensation expense. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From October 2016 to September 2017, our headcount increased by 50 new employees, primarily in the engineering department. In addition, the acquisition of ClariPhy added 145 employees. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted earnings per share from continuing operations decreased primarily due to increases in operating expenses and interest expense from convertible debts, partially offset by an increase in revenues.

Our cash and cash equivalents were $165.9 million at September 30, 2017, compared with $144.9 million at December 31, 2016. Cash provided by operating activities was $48.2 million during the nine months ended September 30, 2017 compared to $50.3 million during the nine months ended September 30, 2016. Cash used in investing activities during the nine months ended September 30, 2017 was $13.8 million, primarily due to purchase property and equipment of $30.9 million, purchases of marketable securities of $158.2 million, payment of debt related to purchase of intangible assets of $12.8 million, and remaining payment to shareholders of ClariPhy of $1.8 million; partially offset by sales and maturities of marketable securities of $179.1 million and proceeds from the sale of discontinued operations previously held in escrow of $10.7 million. Cash used in financing activities was $13.4 million primarily due to minimum tax withholding paid on behalf of employees for restricted stock units of $20.2 million and payment of capital lease obligations of $0.7 million; partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $7.3 million and repayment of long-term loan provided to a supplier of $0.3 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2017. We early adopted Accounting Standards Update 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The effect of adoption is discussed in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	50	32	45	32
Gross profit	50	68	55	68
Operating expenses:
Research and development	93	37	60	41
Sales and marketing	12	10	12	10
General and administrative	6	7	7	8
Total operating expenses	111	54	79	59
Income (loss) from operations	(61)	14	(24)	9
Interest expense	(9)	(6)	(9)	(5)
Other income	1	3	1	1
Income (loss) before income taxes from continuing operations	(69)	11	(32)	5
Provision (benefit) for income taxes	(12)	2	(4)	1
Net income (loss) from continuing operations	(57)	9	(28)	4
Net loss from discontinued operations, net of tax	—	103	—	39
Net income (loss)	(57% )	112%	(28% )	43%

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$84,511	$70,750	$13,761	19%

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$262,518	$185,365	$77,153	42%

Revenue for the three and nine months ended September 30, 2017 increased compared to corresponding 2016 periods mainly due to an increase in the number of units sold, partially offset by a decrease in average selling price. For the three and nine months ended September 30, 2017, the number of units sold increased by 130% and 90%, respectively. The volumes were up in particular due to announced end of life programs on the legacy components.  In addition, higher shipments of dual linear TIA, quad linear driver, ColorZ™, and ClariPhy products also contributed to the increase in the number of units sold. For the three and nine months ended September 30, 2017, average selling price decreased by 48% and 25%, respectively, primarily due to product mix.  Legacy products contributed to the significant decline in average selling price because of larger shipments to customers due to end of life programs we initiated in 2017.  Excluding legacy and ClariPhy products, the average selling price of other products generally increased, mainly due to ColorZ™.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$42,440	$22,562	$19,878	88%
Gross profit	$42,071	$48,188	$(6,117)	(13%	)
Gross profit as a percentage of revenue	50%	68%	—	(18%	)

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$119,099	$58,958	$60,141	102%
Gross profit	$143,419	$126,407	$17,012	13%
Gross profit as a percentage of revenue	55%	68%	—	(13% )

Cost of revenue for the three and nine months ended September 30, 2017 increased compared to the corresponding 2016 periods primarily due to increase in revenue from sales of our dual linear TIA, ColorZ™, and ClariPhy products and impairment charge of $10.2 million of certain developed technology. Gross profit as a percentage of revenue decreased for both the three and nine months ended September 30, 2017, due to impairment charge of $10.2 million of certain developed technology, product mix, amortization of inventory fair value step-up related to acquired ClariPhy inventories of $0.3 million and $9.3 million sold during the three and nine months ended September 30, 2017, respectively and amortization of acquired ClariPhy intangibles of $4.4 million and $13.1 million for three and nine months ended September 30, 2017, respectively.

Research and Development

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$78,849	$25,897	$52,952	204%

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$158,574	$77,205	$81,369	105%

Research and development expenses for the three and nine months ended September 30, 2017 increased compared to the corresponding 2016 periods primarily due to an increase in research and development headcount, salaries and equity awards, which resulted in a $6.5 million and $21.4 million increase in personnel costs and stock-based compensation expense, respectively. During the three and nine months ended September 30, 2017, we abandoned a project related to in-process research and development costs, which resulted in an impairment charge of $36.8 million. In addition, CAD software tool license expense increased $2.5 million and $7.4 million during the three months and nine months ended September 30, 2017, respectively due to an increase in headcount and engineering activities. Testing, laboratory supplies, packaging and pre-production engineering mask cost increased by $1.1 million and $3.2 million during the three and nine months ended September 30, 2017, respectively. Depreciation, consulting and allocated expenses increased by $4.4 million and $11.4 million during the three and nine months ended September 30, 2017, respectively, due to an increase in equipment and research and development activities. The increase in research and development expense was primarily driven by the acquisition of ClariPhy and our strategy to continue to expand our product offerings and enhance our existing product offerings.

Sales and Marketing

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$10,100	$6,688	$3,412	51%

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$31,580	$18,282	$13,298	73%

Sales and marketing expenses for the three and nine months ended September 30, 2017 increased compared to the corresponding 2016 periods primarily due to an increase in personnel costs, including stock-based compensation expense of $1.5 million and $6.0 million, respectively, due in part to the addition of ClariPhy employees and to support increasing sales activities from new products. In addition, amortization of intangible assets related to the ClariPhy acquisition was $2.2 million and $6.7 million for the three and nine months ended September 30,2017, respectively.

General and Administrative

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$5,584	$5,359	$225	4%

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$18,177	$14,436	$3,741	26%

General and administrative expenses for the nine months ended September 30, 2017 increased due to salaries and stock-based compensation of $1.4 million, which resulted from a mix of salary increases and new hires. Professional and consulting fees increased by $1.0 million during the nine months ended September 30, 2017 in relation to the acquisition of ClariPhy. In addition, facilities and information technology expenses increased by $0.6 million due to expansion of office space and increase in headcount.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(10,182)	$1,530	$(11,712)	NM

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(9,359)	$1,501	$(10,860)	NM

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three and nine months ended September 30, 2017 from our U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s interim tax provision. For the three and nine months ended September 30, 2016, we determined our interim provision using an estimated single annual effective tax rate for all tax jurisdictions.

The income tax benefit of $10,182 and $9,359 in the three and nine months ended September 30, 2017, respectively, reflects an effective tax rate of 17% and 11%, respectively. The effective tax rate for both three and nine months ended September 30, 2017 differs from the statutory rate of 34% primarily due to the tax impact of developed technology and in-process research and development impairment charge, change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

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

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and investments in marketable securities of $404.7 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debts, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$48,245	$50,343
Net cash used in investing activities	(13,827)	(136,683)
Net cash provided by (used in) financing activities	(13,417)	251,335
Net increase in cash and cash equivalents	$21,001	$164,995

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2017 primarily reflected depreciation and amortization of $58.7 million, stock-based compensation expense of $32.4 million, impairment of intangible assets of $47.0 million, accretion of convertible debt of $18.2 million, decrease in prepaid expenses and other assets of $2.5 million and increases in accounts payable of $3.1 million and deferred revenue of $4.4 million, partially offset by a net loss of $75.0 million, increases in accounts receivable of $21.6 million and inventories of $2.6 million, and decreases in accrued expenses of $3.8 million and other liabilities of $4.6 million. Our prepaid expenses and other assets decreased mainly due to receipt of funds from escrow related to the ClariPhy acquisition. Our accounts payable increased due to increased production volume and timing of payments. Our deferred revenue increased due to higher inventory in the distributors and receipts from customers. Our accounts receivable increased due to higher product shipments to customers and longer payment terms of some customers. Inventories increased due to driver products and acquisition of ClariPhy. Our accrued expenses and other liabilities decreased mainly due to the timing of payments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 primarily consisted of cash used to purchase property and equipment of $30.9 million, purchases of marketable securities of $158.2 million, payment of debt related to purchase of intangible assets of $12.8 million, and remaining payment to shareholders of ClariPhy of $1.8 million; partially offset by sales and maturities of marketable securities of $179.1 million and proceeds from the sale of discontinued operations previously held in escrow of $10.7 million.

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

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2017 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $20.2 million and payment of capital lease obligations of $0.7 million; partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $7.3 million and repayment of long-term loan provided to a supplier of $0.3 million.

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

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of September 30, 2017 consisted of $404.7 million of cash, cash equivalents and investments in marketable securities, of which $33.7 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2017 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. See note 16 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of September 30, 2017.

Off-Balance Sheet Arrangements

At September 30, 2017, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $404.7 million and $394.3 million at September 30, 2017 and December 31, 2016, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of September 30, 2017 consisted of money market funds, U.S. Treasuries, municipal bonds, variable rate demand notes, corporate bonds, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of September 30, 2017, we had outstanding debt of $517.5 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

10.1+

Amended and Restated Inphi Corporation 2010 Stock Incentive Plan dated as of July 19, 2017 (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017).

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

November 7, 2017

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

10.1+

Amended and Restated Inphi Corporation 2010 Stock Incentive Plan dated as of July 19, 2017 (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017).

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