Form 10-K
period 2017-12-31
INPHI Corp
filed 2018-02-28
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

As of June 30, 2017, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $1.41 billion, based on the closing price of $34.30 per share of common stock as reported on the New York Stock Exchange for that date.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 23, 2018 was 43,142,260.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2017.

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

Item 1.	Business

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, anticipated benefits of our acquisition of ClariPhy and divestiture of our memory product business, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “ Item 1A, Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iKON™, InphiNityCore™, ColorZ®, ColorZ-Lite™, Polaris™, Vega™, and the Inphi logo are among the trademarks, registered trademarks, or service marks owned by Inphi.

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

On August 4, 2016, we completed the sale of our memory product business to Rambus Inc. for $90 million in cash. The divestiture of the memory product business was part of a strategic plan to focus on and increase investments in the communication business. As a result of the sale, our financial statements and accompanying notes for current and prior periods have been retrospectively reclassified to present the results of operations of memory product business as discontinued operations. In addition, discussions in this Annual Report on Form 10-K focused only on continuing operations.

On December 12, 2016, we completed the acquisition of ClariPhy Communications, Inc. (ClariPhy) for $303.7 million in cash. We acquired ClariPhy to provide a more complete coherent platform to our customers in long haul, metro and datacenter interconnect applications.

We leverage our proprietary high-speed analog and mixed signal processing expertise and our deep understanding of system architectures to address data bottlenecks in current and emerging communications, enterprise network, computing and storage architectures. We develop these solutions as a result of our competitive strengths, including our system-level simulation capabilities, analog design expertise, strong relationships with industry leaders, extensive broad process technology experience and high-speed package modeling and design expertise. We use our core technology and strength in high-speed analog design to enable our customers to deploy next generation communications systems that operate with high performance at high-speed. We believe we are at the forefront of developing semiconductor solutions that deliver up to multi-Terabit speeds throughout the network infrastructure, including core, metro and the datacenter.

We have ongoing, informal collaborative discussions with industry and technology leaders such as Ciena Corporation (Ciena), Cisco Systems, Inc. (Cisco), Huawei Technologies Co., Ltd. (Huawei), Juniper Networks, Inc. (Juniper), Microsoft Corporation (Microsoft) and Nokia Corporation (Nokia), to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications systems. Although we generally do not have any formal collaboration agreements with these entities, we often engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, original equipment manufacturers, or OEMs, systems manufacturers and standards bodies. Our products are designed into systems sold by OEMs, including Ciena, Cisco, Huawei, Juniper, Microsoft and Nokia. We believe we are one of a limited number of suppliers to these OEMs for the type of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to other intermediary systems or module manufacturers that, in turn, sell to these OEMs.

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

•

Strong Relationships with Industry Leaders. We develop many of our high-speed analog semiconductor solutions for applications and systems that are driven by industry leaders in the communications, datacenter and computing markets. Through our established relationships with industry leaders, we have repeatedly demonstrated the ability to address their technological challenges. As a result, we are designed into several of their current systems and believe we are well-positioned to develop high-speed analog semiconductor solutions for their emerging architectures. We have ongoing, informal collaborative discussions with communication, networking companies, and datacenter companies such as Cisco, Ciena, Huawei, Juniper, Nokia, and Microsoft, among others to address their next generation 100G and beyond 100G efforts. Specifically, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. As a result of our development efforts with industry leaders, we help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs and systems manufacturers, as well as standards bodies such as the Institute of Electrical and Electronic Engineers, or IEEE, and the Optical Internetworking Forum, or OIF, to establish industry standards.

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

We believe the key benefits that our solutions provide to our customers are as follows:

•

High Performance. Our high-speed analog semiconductor solutions are designed to meet the specific technical requirements of our customers in their respective end markets. In many cases, our close design relationships and deep engineering expertise put us in a position where we are one of a limited group of semiconductor vendors that can provide the necessary solution. For instance, in the broadband communications market, we believe our products achieve the highest signal integrity and attain superior signal transmission distance at required error-free or low error rates.

•

Low Power and Small Footprint. In each of the end markets that we serve, the power budget of the overall system is a key consideration for systems designers. Power consumption greatly impacts system operation cost, footprint and cooling requirements, and is increasingly becoming a point of focus for our customers. We believe that our high-speed analog signal processing solutions enable our customers to implement system architectures that reduce overall system power consumption. We also believe that, at high frequencies, our high-speed analog semiconductor devices typically consume less power than competitors’ standard designs, which often incorporate power-consuming digital signal processing to perform data transfer functions, thereby further reducing overall system power consumption. In addition, in many of our applications, we are able to design and deliver semiconductors that have a smaller footprint and therefore reduce the overall system size.

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

Our long haul and metro solutions are our planes, working across distances of 100s to 1000s kilometers. Products include our coherent transimpedance amplifiers, drivers and DSPs which set the gold standard for leading edge performance, quality, and reliability. Our data center edge interconnect solutions are our trains, delivering a large amount of packages, across 80km distances. Our ColorZ® is the industry's first 100G DWDM solution in QSFP28 form factor, utilizing advanced silicon photonics and PAM4 modulation, to deliver up to 4Tb/s of bandwidth over a single fiber. Our inside data center interconnects are our trucks, working across hundreds of meters up to kilometers. Our PAM interconnects along with accompanying TIAs and drivers deliver low power, cost effective solutions for cloud and enterprise customers.

As of December 31, 2017, we have a wide range of products in our portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, and retiming signals at speeds up to 400 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. We introduced 28 and 10 new products in 2017 and 2016, respectively. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as five years or more.

We introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 17% of our total revenue in 2017. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 10%, 25% and 18% of our total revenue in 2017, 2016 and 2015, respectively. There were no other products that generated more than 10% of our total revenue in 2017, 2016 or 2015.

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

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog semiconductor solutions for their future products. During the year ended December 31, 2017, we sold our products to more than 100 customers.

Sales to customers in Asia accounted for 62%, 70%, and 62% of our total revenue in 2017, 2016 and 2015, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end-users outside Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2017, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 17%, 14%, and 11% of our total revenue, respectively, and that our 10 largest customers collectively accounted for 70% of our total revenue. In the year ended December 31, 2016, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 16% and 12% of our total revenue, respectively and that our 10 largest customers collectively accounted for 73% of our total revenue. In the year ended December 31, 2015, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 11% and 17% of our total revenue, respectively and that our 10 largest customers collectively accounted for 73% of our total revenue. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2017, 2016 or 2015.

Sales and Marketing

Our design cycle from initial engagement to volume shipment is typically two to three years, with product life cycles in the markets we serve ranging from five to 10 years or more. For many of our products, early engagement with our customers’ technical staff is necessary for success. To ensure an adequate level of early engagement, our application and development engineers work closely with our customers to identify and propose solutions to their systems challenges.

In addition to our direct customers, we work closely with technology leaders such as Ciena, Cisco, Huawei, Infinera Corporation, Juniper, Nokia and Microsoft for the datacenter, networking and communications market to anticipate and solve next generation challenges facing our customers. As part of the sales and product development process, we often design our products in close collaboration with these industry leaders and help define their architecture. We also participate actively in setting industry standards with organizations such as IEEE and OIF to have a voice in the definition of future market trends.

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors. For the year ended December 31, 2017, 82% of our revenue was generated by our direct sales team and third-party sales representatives. We operate marketing representative offices in China, Japan, Taiwan, Germany, and the United States and employ marketing personnel that meet with our customers locally and interact with our channel partners locally. We have twenty eight direct sales and marketing professionals including four in Japan, thirteen in Asia, eight in North America and three in Europe, the Middle East and Africa, or EMEA. We utilize nine distributors in Asia, one sales representative and two distributors in Europe, two distributors in Israel, two distributors in Japan and six sales representatives and three distributors in North America. Our channel network includes more than one hundred sales and support professionals to support our products and customers, including eight in Japan, thirty-eight in Asia (other than Japan), forty-five in North America and fifteen in EMEA. All of these sales a professionals are sales agents and are employed by our distributors and sales representatives. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales team using web-based tools.

Manufacturing

We operate a fabless business model and use third-party foundries and assembly and test manufacturing contractors to manufacture, assemble and test our semiconductor products. We also inspect and test parts in our Irvine and Westlake Village, California facilities. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. In addition, we believe outsourcing many of our manufacturing and assembly activities provides us the flexibility needed to respond to new market opportunities, simplifies our operations and significantly reduces our capital requirements.

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

•

Wafer Fabrication. We currently utilize a wide range of semiconductor processes to develop and manufacture our products. Each of our foundries tends to specialize in a particular semiconductor wafer process technology. We choose the semiconductor process and foundry that we believe provides the best combination of performance attributes for any particular product. For most of our products, we utilize a single foundry for semiconductor wafer production. Our international headquarters in Singapore purchases all wafer material and owns the material until the manufacturing process is complete and the product is shipped to a customer either inside or outside North America or to physical inventory for the respective region. Our principal foundries are Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, in Taiwan, Sumitomo Electric Device Innovations Inc., or SEDI, in Japan, WIN Semiconductors Corp. in Taiwan, TowerJazz Semiconductor Ltd. in North America and GlobalFoundries in North America.

•

Package and Assembly. Upon the completion of processing at the foundry, the finished wafers are shipped to our third-party assemblers for packaging and assembly. Currently, our principal packaging and assembly contractors are STATS ChipPAC Ltd. in Korea, Kyocera Corporation in North America and Japan, Tong Hsing Electronics Industries Ltd. in Taiwan, Amkor Technology in Korea, LuxNet Corporation in Taiwan and ASE Technology in Taiwan and Malaysia.

•

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, Advanced Semiconductor Engineering, or ASE, in California, STATS ChipPAC in Korea, ISE Labs in North America, Giga Solution Tech in Taiwan, Amkor Technology in Korea, ASEM Technology in Malaysia and Presto Engineering in North America are our test partners. We also perform testing in our Irvine and Westlake Village, California facilities.

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

We develop models that are used as an input to a combination of proprietary and commercially available simulation tools. We use these tools to predict overall system performance based on the performance of our product. After our product is manufactured, we perform system measurements and refine our model set to improve the model’s accuracy and predictive ability. As a result, our models and simulation tools have improved over time and we have been able to accurately predict overall system performance prior to fabricating a part.

We have assembled a core team of experienced engineers and systems designers in eight design centers located in the United States, Canada, Germany, Singapore, United Kingdom and Argentina. Our technical team typically has, on average, more than 20 years of industry experience with more than 45% having advanced degrees (master’s degree and above) and more than 15% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement and military systems. In 2017, 2016 and 2015, our research and development expenses were $200.5 million, $108.0 million, and $87.8 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc., Broadcom Ltd., Ciena Corporation, Integrated Device Technology, Inc., M/A-COM Technology Solutions Inc., MaxLinear, Inc., Microsemi Corporation, NTT Electronics Corporation, Qorvo, Inc. and Semtech Corp. as well as other smaller analog signal processing companies. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2017, we had 669 issued and allowed patents and other patent applications pending in the United States. The 630 issued and allowed patents in the United States expire in the years beginning in 2018 through 2037. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

Cybersecurity

We have designed and implemented and continue to maintain a security program consisting of policies, procedures, and technology meant to maintain the privacy, security and integrity of our information, systems, and networks. Among other things, the program includes controls designed to limit and monitor access to authorized systems, networks, and data, prevent inappropriate access or modification, and monitor for threats or vulnerability.

Employees

At December 31, 2017, we employed 616 full-time equivalent employees, including 402 in research, product development and engineering, 64 in sales and marketing, 56 in general and administrative management and 94 in manufacturing engineering and operations. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement, except for certain employees in Argentina.

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

As of December 31, 2017, we had an accumulated deficit of $74.1 million. We have incurred net losses in the past and may incur net losses in the future. We generated a net income (loss) from continuing operations of ($74.9) million, $26.5 million, and ($16.0) million for years ended December 31, 2017, 2016, and 2015, respectively.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

In the year ended December 31, 2017, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 17%, 14%, and 11% of our total revenue, respectively, and that our 10 largest customers collectively accounted for 70% of our total revenue. In the year ended December 31, 2016, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 16% and 12% of our total revenue, respectively and that our 10 largest customers collectively accounted for 73% of our total revenue. In the year ended December 31, 2015, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 11% and 17% of our total revenue, respectively and that our 10 largest customers collectively accounted for 73% of our total revenue. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or our customer concentration generally, may fluctuate in any given period.

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

Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

●	cease the manufacture, use or sale of the infringing products, processes or technology;

●	pay substantial damages for infringement;

●	expend significant resources to develop non-infringing products, processes or technology, which may not be successful;

●	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

●	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

●	pay substantial damages to our customers or end-users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

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

We are focused on winning more competitive bid processes, known as “design wins,” that enable us to sell our high-speed analog semiconductor solutions for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Failure to obtain a design win could prevent us from offering an entire generation of a product. This could cause us to lose revenue and require us to write-off obsolete inventory, and could weaken our position in future competitive selection processes. Even after securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. Our design cycle from initial engagement to volume shipment is typically two to three years.

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

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.

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

Our products are sold as components or as modules for use in larger electronic equipment sold by our customers. A product usually goes through an intense qualification and testing period performed by our customers before being used in production. We primarily outsource our product testing to third parties and also perform some testing in our Irvine and Westlake Village, California facilities. We inspect and test parts, or have them inspected and tested in order to screen out parts that may be weak or potentially suffer a defect incurred through the manufacturing process. From time to time, we are subject to warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. For example, we introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 17% of our total revenue in 2017. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 10%, 25% and 18% of our total revenue in 2017, 2016 and 2015, respectively. There were no other products that generated more than 10% of our total revenue in 2017, 2016 or 2015.

The IN3250TA-SO2D product matured in 2017 and as a result, sales of these products declined and were supplanted in part by newer parts which we developed. This underscores the importance of the need for us to continually develop and introduce new products to diversify our revenue base as well as generate new revenue to replace and build upon the success of previously introduced products which may be rapidly maturing.

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

To date, a substantial portion of our revenue has been attributable to demand for our products in the communications and datacenter markets and the growth of these overall markets. These markets have fluctuated in size and growth in recent times. Our operating results are impacted by various trends in these markets. These trends include the deployment and broader market adoption of next generation technologies, such as 100G and 100Gbe CMOS CDR and Serdes, in datacenters, communications and enterprise networks, timing of next generation network upgrades, the introduction and broader market adoption of next generation server platforms and the timing of enterprise upgrades. We are unable to predict the timing or direction of the development of these markets with any accuracy. In addition, because some of our products are not limited in the systems or geographic areas in which they may be deployed, we cannot always determine with accuracy how, where or into which applications our products are being deployed. If our target markets do not grow or develop in ways that we currently expect, demand for our semiconductor products may decrease and our business, revenue, and operating results could suffer.

We recently received reports of a new 5-year plan update being issued by China's Ministry of Industry and Information Technology. The plan reportedly details objectives to further develop technology and an optical supply chain domestically. We are currently studying the potential impact, however efforts in this direction over time could become a competitive threat to us.

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

We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We also perform testing in our Irvine and Westlake Village, California facilities. We generally use a single foundry for the production of each of our various semiconductors. Currently, our principal foundries are SEDI, GlobalFoundries, TSMC, TowerJazz Semiconductor Ltd., and WIN Semiconductors. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Kyocera, ASE, Presto, AIC, Tong Hsing, LuxNet and STATS ChipPAC.

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

Additionally, as many of our fabrication and assembly and test contractors are located in the Pacific Rim region, principally in Taiwan, our manufacturing capacity may be similarly reduced or eliminated due to natural disasters, including earthquakes, political unrest, war, labor strikes, work stoppages or public health crises. This could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or test from the affected contractor to another third-party vendor. There can be no assurance that alternative manufacturing capacity could be obtained on favorable terms, if at all.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc., Broadcom Ltd., Ciena Corporation, Integrated Device Technology, Inc., M/A-COM Technology Solutions Inc., MaxLinear, Inc., Microsemi Corporation, NTT Electronics Corporation, Qorvo, Inc. and Semtech Corp.as well as other analog signal processing companies. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

For the year ended December 31, 2017, we derived 82% of our total revenue from sales by our direct sales team and third-party sales representatives and 18% of our sales were made through third-party distributors. For the year ended December 31, 2016, we derived 85% of our total revenue from sales by our direct sales team and third-party sales representatives and 15% of our sales were made through third-party distributors. For the year ended December 31, 2015, we derived 80% of our total revenue from sales by our direct sales team and third-party sales representatives and approximately 20% of our sales were made through third-party distributors. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

The facilities of our third-party contractors and distributors and a number of our facilities are located in regions that are subject to earthquakes and other natural disasters.

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

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of certain key personnel. Changes in our management team could negatively affect our operations and our relationships with our customers, employees and market leaders. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

We may acquire businesses, enter into licensing arrangements or make investments in other companies or technologies that disrupt our business, are difficult to integrate, impair our operating results, dilute our stockholders’ ownership, increase our debt, divert management resources or cause us to incur significant expense.

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

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments, which could harm our financial results. For example, during the year ended December 31, 2017, we abandoned a project related to certain developed technology and in-process research and development from the ClariPhy acquisition and recorded an impairment charge of $47.0 million. The abandonment of the project was primarily related to change in product roadmap that occurred during the year ended December 31, 2017. Similarly, during the year ended December 31, 2015, we abandoned a project related to in-process research and development in connection with the Cortina acquisition and recorded an impairment charge of $1.8 million. If we fail to properly evaluate acquisitions or investments, it may impair our ability to achieve the anticipated benefits of any such acquisitions or investments, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

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

Our high-speed interconnect and optical transport business that we acquired in connection with our acquisition of Cortina has historically relied on a small number of key customers for a substantial portion of its revenue, and the loss of one or more of these key customers or the diminished demand for these products from one or more such key customers would significantly reduce our revenue and profits.

With respect to our high-speed interconnect and optical transport business that we acquired in connection with our acquisition of Cortina, a small number of customers have historically accounted for a substantial portion of the revenues in any particular period. We anticipate that our relationships with these key customers will continue to be important to this business, and we expect that this customer concentration will increase in the future. We have no long-term volume purchase commitments from our key customers. These customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may otherwise alter their purchasing patterns. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers would significantly reduce our revenue and profits.

The failure of our distributors to perform as expected could materially reduce our future revenue or negatively impact our reported financial results.

Our high-speed interconnect and optical transport business that we acquired in connection with our acquisition of Cortina has historically relied on a number of distributors, in particular Arrow Electronics, Inc. and Paltek Corporation, to help generate customer demand, provide technical support and other value-added services to its customers, fill customer orders and stock its products. These distributors do not sell those products exclusively, and to the extent they choose to emphasize a competitor’s products over our products, our results of operations could be harmed. Our contracts with these distributors may be terminated by either party with notice. Our distributors are located all over the world, and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could potentially affect our distributors’ operations. Further, our distributors have contractual rights to return unsold inventory to us, and, if this were to happen, we could incur significant cost in finding alternative sales channels for these products or through write-offs. Any adverse condition experienced by our distributors could negatively impact their level of support for our products or the rate at which they make payments to us and, consequently, could harm our results of operations. We rely on accurate and timely sales reports from our distributors in order for our financial results to represent the actual sales that our distributors make for us in any given period. Any inaccuracies or delays in these reports could negatively affect our ability to produce accurate and timely financial reports and to recognize revenue. We also rely on distributors for sales forecasts, and any inaccuracies in such forecasts could impair the accuracy of our projections and planned operations.

Our portfolio of marketable securities is significant and subject to market, interest and credit risk that may reduce its value.

We maintain a significant portfolio of marketable securities. Changes in the value of this portfolio could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, certificates of deposit and asset-backed securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the asset-backed securities included in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks by investing in high quality securities and continuously monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

●

changes in tax laws, such as Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and

●	a decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act contains significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. The effect of the tax law changes must be recognized in the period of enactment. As a result of the change in tax rate, our federal deferred tax assets and liabilities are required to be remeasured to reflect their value at a lower tax rate of 21%. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We are in the process of completing the evaluation of the Tax Reform Act on our business and financial condition. We have made reasonable estimates of the effects of the tax law changes, including the remeasurement of our existing deferred tax balances and mandatory repatriation of deferred foreign earnings. The final impact of the Tax Reform Act may differ from the provisional estimate due to forthcoming guidance in interpretation of the law and accounting, or further refinement of our analysis. Any adjustment could adversely affect our earnings.

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

We face various cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, denial-of-service attacks, requests for money transfers, ransomware, as well as threats to the physical security of our facilities and employees. In addition, we face cyber threats from entities that may seek to target us through our customers, vendors, subcontractors, employees, and other third parties with whom we do business. Accordingly, we maintain information security partners and staff, policies and procedures for managing risk to our information systems, and conduct employee training on cybersecurity to mitigate persistent and continuously evolving cyber security threats. We have experienced cybersecurity threats such as viruses and attacks by hackers targeting our information technology systems. Although such events have not had a material impact to date on our financial condition, results of operations or liquidity or reputation, future threats could, among other things, cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and the loss of business; as well as impact our results of operations materially. Due to the evolving nature of these security threats, we cannot predict the potential impact of any future incident.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments, which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expenses were $200.5 million, $108.0 million, and $87.8 million in 2017, 2016, and 2015, respectively. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

Changes in current laws or regulations applicable to us, the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Argentina, Canada, China, Germany, Japan, Malaysia, Singapore, Taiwan and United Kingdom, any changes or uncertainties with respect to such laws or regulations or with respect to trade relations between the United States and any such jurisdictions or any adverse outcome as a result of a review or examination by the applicable taxing authority, could materially and adversely affect our business, financial condition and results of operations. For example, we have entered into agreements with local governments to provide us with, among other things, favorable local tax rates if certain minimum criteria are met, as discussed in our risk factor entitled “Tax benefits that we received may be terminated or reduced in the future, which would increase our costs.” These agreements may require us to meet several requirements as to investment, headcount and activities to retain this status. If we fail to otherwise meet the conditions of the local agreements, we may be subject to additional taxes, which in turn would increase our costs. In addition, potential future U.S. tax legislation could impact the tax benefits we effectively realize under these agreements.

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

We are also subject to export control laws, regulations and requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with the Export Administration Regulations and the International Traffic in Arms Regulations. We may not be successful in obtaining the necessary export licenses in all instances. Any limitation on our ability to export or sell our products imposed by these laws would adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. While we are not aware of any other current or proposed export or import regulations which would materially restrict our ability to sell our products in other countries, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected. In addition, we are subject to economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. Violations of these trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

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

Our products must conform to industry standards in order to be accepted by end-users in our markets.

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

The trading price of our common stock has experienced wide fluctuations. For example, the closing sale prices for our common stock have ranged from $33.87 to $51.40 in the twelve-month period ended December 31, 2017.  The closing sale prices or our common stock have ranged from $24.44 to $38.98 between January 1, 2018 and February 23, 2018.  Volatility in the market price of our common stock may occur in the future in response to many risk factors discussed herein and others beyond our control, including but not limited to:

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

We believe that our existing cash and cash equivalents, investments in marketable securities, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 to 18 months. We operate in an industry, however, that makes our financial prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

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

We lease 57,914 square feet of office space in Santa Clara, California, which currently serves as our principal executive office that will expire on September 17, 2019, as well as 11,036 square feet of office space that expires on December 31, 2019. We also lease 42,197 square feet of office space in Westlake Village, California under a lease that will expire on December 31, 2024. We also lease 27,797 square feet of office in Irvine, California under a lease that will expire on July 31, 2019. Our Singapore subsidiary currently leases 6,378 square feet of office space in Singapore under a lease that will expire on April 30, 2020. Our United Kingdom subsidiary currently leases office space in Northamptonshire, England under a lease that will expire on April 2, 2026. We also occupy space in Folsom, California, consisting of 7,532 square feet of office space under a lease that will expire on November 30, 2020, and space in Durham, North Carolina, consisting of 1,572 square feet of office space under a lease that expires on May 31, 2020. Our Canada subsidiary currently leases 13,951 square feet of office space in Ottawa, Canada under a lease that will expire on October 31, 2021, as well as 1,546 square feet of office space in Vancouver, Canada under a lease that expires on June 30, 2020. Our Argentina subsidiary currently leases 6,100 square feet of office space in Cordoba, Argentina, as well as 1,700 square feet of office space that are both under a lease that will expire on February 28, 2018, and 12,300 square feet of office space that expires on September 30, 2022. We believe that our current facilities are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 17 of Notes to Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data.”

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

Other Litigation Matters

There are possible claims by certain customers of ClariPhy associated with matters occurring prior to the acquisition date.  We are currently reviewing whether or not these claims are valid, and we are unable to reasonably estimate the amount of any potential liability at this time.  Amounts payable as a result of these claims may be recoverable from the escrow set up as part of the ClariPhy acquisition.

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

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “IPHI”. The following table sets forth the range of high and low sales prices for our common stock in each quarter:

2017	Low	High
Fourth Quarter	$35.18	$44.32
Third Quarter	33.60	40.99
Second Quarter	33.00	49.00
First Quarter	41.62	51.78

2016	Low	High
Fourth Quarter	$35.92	$48.46
Third Quarter	29.73	44.54
Second Quarter	25.89	34.87
First Quarter	22.07	34.61

As of February 23, 2018, we had approximately 44 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

We have never declared or paid any cash dividends on shares of our capital stock. We expect to retain all of our earnings to finance the expansion and development of our business and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. Our board of directors will determine future dividends, if any.

Directors and executive officers have currently and may from time to time in the future, establish pre-set trading plans in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2012 in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on December 31, 2012 and ending on December 31, 2017. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2017 and 2016, and the selected statements of operations data for each of the years ended December 31, 2017, 2016, and 2015 have been derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements not included in this report. Our statements of operations have been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue(1)	$348,201	$266,277	$192,710	$96,145	$42,951
Cost of revenue(1) (2) (3)	151,698	85,581	72,694	44,244	14,933
Gross profit	196,503	180,696	120,016	51,901	28,018
Operating expenses:
Research and development(1) (2) (3)	200,539	108,013	87,774	56,508	38,248
Sales and marketing(1) (2)	42,381	26,534	21,462	15,136	10,935
General and administrative(1) (2)	23,782	21,201	20,322	16,153	11,614
Total operating expenses	266,702	155,748	129,558	87,797	60,797
Income (loss) from operations	(70,199)	24,948	(9,542)	(35,896)	(32,779)
Interest expense(4)	(29,842)	(17,406)	(783)	—	—
Other income	3,961	3,914	221	495	876
Income (loss) before income taxes from continuing operations	(96,080)	11,456	(10,104)	(35,401)	(31,903)
Provision (benefit) for income taxes(5)	(21,176)	(15,057)	5,857	1,131	1,221
Net income (loss) from continuing operations	(74,904)	26,513	(15,961)	(36,532)	(33,124)
Discontinued operations:
Gain from sale	—	78,544	—	—	—
Income (loss) from discontinued operations	—	(3,802)	4,535	14,531	20,476
Provision for income taxes	—	(1,799)	(2,125)	(607)	(530)
Net income from discontinued operations	—	72,943	2,410	13,924	19,946
Net income (loss)	$(74,904)	$99,456	$(13,551)	$(22,608)	$(13,178)
Earnings per share:
Basic
Net income (loss) from continuing operations	$(1.78)	$0.65	$(0.41)	$(1.12)	$(1.12)
Net income from discontinued operations	—	1.80	$0.06	0.43	0.67
Basic earnings per share	$(1.78)	$2.45	$(0.35)	$(0.69)	$(0.45)
Diluted
Net income (loss) from continuing operations	$(1.78)	$0.60	$(0.41)	$(1.12)	$(1.12)
Net income from discontinued operations	—	1.65	$0.06	0.43	0.67
Diluted earnings per share	$(1.78)	$2.25	$(0.35)	$(0.69)	$(0.45)
Weighted-average shares used in computing earnings per share:
Basic	42,165,213	40,565,433	38,580,330	32,707,868	29,493,005
Diluted	42,165,213	44,124,881	38,580,330	32,707,868	29,493,005

(1)

On October 3, 2014, we completed the acquisition of Cortina, including its high-speed interconnect and optical transport product lines, for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock. On December 12, 2016, we completed the acquisition of ClariPhy for $303.7 million in cash. The results of operations of Cortina and ClariPhy and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from the acquisition dates. The acquisitions resulted in a significant change in our statement of operations in 2017, 2016, 2015 and 2014 which includes:

(i)	Charge to cost of goods sold resulting from the step-up inventory acquired from Cortina and ClariPhy; and
(ii)	Charge to cost of goods sold and operating expenses from amortization of acquired intangibles.

Footnotes continued on the following page.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$163,450	$144,867	$283,044	$30,366	$31,667
Investments in marketable securities	241,737	249,476	43,616	38,908	90,890
Working capital	457,062	433,250	344,897	108,623	129,013
Total assets	917,506	990,595	505,046	278,459	182,342
Long-term convertible debt	421,431	396,857	171,701	—	—
Other liabilities	84,674	131,214	42,675	39,285	22,949
Total stockholders’ equity	411,401	462,524	290,670	239,174	159,393

Footnotes continued from the prior page.

(2)	Stock-based compensation expense is included in our results of operations as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Operating expenses:
Cost of revenue	$2,045	$1,796	$1,359	$1,154	$1,021
Research and development	28,846	17,390	13,268	9,670	6,177
Sales and marketing	8,340	4,405	3,213	2,998	2,080
General and administrative	5,602	4,407	5,473	4,701	4,102
Discontinued operations	—	2,194	4,980	3,937	3,598

(3)

Cost of revenue and research and development expenses for the year ended December 31, 2017 included an impairment charge of $47.0 million as a result of abandonment of a project related to certain developed technology and in-process research and development from the ClariPhy acquisition.

(4)	The interest expense resulted from convertible debts issued in December 2015 and September 2016.

(5)

The benefit for income taxes for the year ended December 31, 2016 included the release of valuation allowance against deferred tax assets as a result of acquisition of ClariPhy. The benefit for income taxes for the year ended December 31, 2017 included revaluation of deferred tax liabilities to the new federal tax rate of 21% and tax benefit from intercompany transfer of intellectual property rights.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, anticipated benefits of our acquisition of ClariPhy and divestiture of our memory product business, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “Item 1A, Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and datacenter markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and datacenter infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and datacenters. We provide 25G to 600G high-speed analog semiconductor solutions for the communications market. We have a wide range of products in our portfolio with many products sold in communication and datacenter markets as of December 31, 2017. We have ongoing, informal collaborative discussions with industry and technology leaders such as Ciena Corporation, Cisco Systems, Inc., Huawei Technologies Co., Ltd., Juniper Networks, Inc., Microsoft Corporation and Nokia Corporation, to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

The recent history of our product development and sales and marketing efforts is as follows:

•	In 2009, we began development of our low power CMOS SerDes product for next generation 100G Ethernet in enterprise networks.

•	In 2010, we introduced and began to ship in commercial volume the industry’s first transimpedance ampliform for 100G reconfigurable colorless networks, which we identify as product number 2850TA-SO1D.

•	In 2011, we shipped engineering samples of our Optical PHY 100 Gb/sec CMOS CDR and SerDes Gearbox products.

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

•

In 2014, we completed the acquisition of Cortina Systems Inc. which expands our market share of the high-speed optical and networking interconnects. This added more than 130 products to our portfolio, including high-speed interconnect and optical transport products. We also started sampling the IN3252TA, the industry’s first 32 Gbps dual high gain linear/variable-gain amplifier. The IN3252TA is designed specifically to address the demanding requirements for 100G coherent transmission for the metro market. We also announced the availability of a new iKON™ family of 100G Clock and Data Recovery Retimer integrated circuits (IC) targeted at next-generation 2-Terabit line cards. The first product in this series, the IN112525-LC 100G CMOS CDR Retimer IC, is designed to accelerate deployment for higher density 100G in service center and data center networks. We also announced the availability of IN3216DZ, the first single chip quad channel linear Mach Zehnder driver in bare die form to address the network needs for 100G coherent systems in small form factors for the metro market. Specifically designed to be co-packaged with MZ modulators, the IN3216DZ will reduce size and cost of 100G coherent systems to enable higher density metro solutions. We also started sampling 45GBaud Linear Coherent Product Family, the industry’s first linear ICs enabling 400G coherent solutions for next-generation metro to long haul applications. The initial product offerings includes IN4514SZ, a high-performance octal linear differential to single-ended Mach-Zehnder Modulator Driver and IN4550TA, a quad linear TIA/VGA Amplifier.

•

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

•

In 2016, we completed the acquisition of ClariPhy Communications, Inc. With this acquisition, we expect to provide a complete coherent platform to our customers in long haul, metro, and datacenter interconnect applications. We also introduced ColorZ® reference design, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80km DWDM Data Center Interconnect in QSFP28 form factor. Utilizing advanced Pulse Amplitude Modulation signaling, ColorZ® delivers up to 4Tb/s of bandwidth over a single fiber and allows multiple data centers located up to 80 km of each other to be connected and act like a single data center. We further introduced a highly integrated Silicon Photonics (SiPho) technology platform for 100Gbit/s data center applications. The single-chip SiPho optics includes multi-channel modulators, photodetectors, multiplexers, demultiplexers, optical power monitors and fiber coupling structures all integrated onto a single integrated circuit. We also announced the availability of the industry’s lowest power Clock and Data Recovery Retimer for module applications, IN012525-CQ CMOS CDR and 45GBaud Linear Coherent Product Family, the industry’s first linear ICs enabling 400G coherent solutions for next-generation long haul, metro, and data center applications. We also announced the industry’s first 400GbE platform solution for next-generation 400G CFP8 modules. The platform solution includes our PAM4 digital signal processing (DSP) IC that supports IEEE P802.3bs 400G/s Ethernet standard alongside its companion market leading linear TIA and linear drivers for client based cloud interconnects. With the introduction of these new products, we are offering customers an end-to-end platform solution for moving data faster within and between data centers. We also announced the production availability of a new product in the 32GBaud Linear Coherent Product Family. The IN3217SZ, a quad linear Mach-Zehnder Modulator Driver in a SMT package, extends the product portfolio by utilizing cost effective packaging for the 100G/200G coherent long haul and metro optical interconnect applications. We also announced the sampling of IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier. The IN6450TA supports data rates of 400Gbps to 600Gbps on a single wavelength for long haul, metro, and data center interconnect networks using coherent technology.

•

In 2017, we started sampling IN6417SZ, the industry’s first 64GBaud quad linear differential to single-ended Mach-Zehnder Modulator Driver in 14x9 mm Surface Mount Technology (SMT) package. This new 64GBaud SMT quad linear driver extends our 64G product portfolio for next-generation 400G/600G coherent, long haul, and metro optical interconnect applications. We introduced Polaris™, the industry’s first 16nm CMOS 4-level Pulse Amplitude Modulation (PAM4) platform solution for next-generation cloud deployments. The Polaris platform includes our highly integrated, lowest power PAM4 digital signal processing IC alongside its companion market leading, low power linear driver and TIA for data center connectivity. We announced the commercial availability and production ramp of ColorZ®, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80km DWDM Data Center Interconnect in QSFP28 form factor, and our IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier. We also announced the new Vega™ family of low power 50/100/200/400G PAM4 Gearbox and Retimer Digital Signal Processor (DSP)s for system line cards. Leveraging our DSP-based PAM4, the new Gearbox and Retimer DSPs expand bandwidth capacity of next generation networks, delivering accelerated connectivity for wired network infrastructure at cloud-scale data centers, enterprise, and service providers. We also started sampling our M200, an ultra-low power, and high-performance Coherent DSP, supporting 100G and 200G data rates for long haul, metro and data center interconnect applications. We announced the expansion of our ColorZ® portfolio with ColorZ-Lite™, 100G DWDM in QSFP28 form factor for campus and data center interconnects. The addition of ColorZ-Lite™ offers campus and data centers a cost optimized solution for shorter distances up to 20 km. We also expanded our 16nm Polaris™ PAM4 DSP portfolio for next generation 50G-400G cloud deployments. The new Polaris™ PAM4 DSP now includes products supporting an integrated driver to address the growing demands for lower power and reduced cost solutions over short reach data center optical connectivity.

Our products are designed into systems sold by OEMs, including Ciena, Cisco, Huawei, Juniper, Microsoft and Nokia. We believe we are one of a limited number of suppliers to these OEMs for the types of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, original design manufacturers, or ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2017, we sold our products to more than 100 customers. A significant portion of our revenue has been generated by a limited number of customers. We believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 17%, 14%, and 11% of our total revenue, respectively, in the year ended December 31, 2017. In the year ended December 31, 2016, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 16% and 12% of our total revenue, respectively. In the year ended December 31, 2015, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 11% and 17% of our total revenue, respectively. Substantially all of our sales to date, including our sales to Microsoft, Huawei and Cisco, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 50 million high-speed analog semiconductors. Our total revenue increased to $348.2 million, $266.3 million and $192.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in our revenue was primarily a result of the increase in consumption of our ColorZ®, ClariPhy products and Cortina legacy components due to announced end of life programs.

Sales to customers in Asia accounted for 62%, 70% and 62% of our total revenue in 2017, 2016 and 2015, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end-users outside Asia.

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

Although revenue generated by each design win and the timing of the recognition of that revenue can vary significantly, we consider ongoing design wins to be a key factor in our future success. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. The design win process is typically lengthy, and as a result, our sales cycles will vary based on the market served, whether the design win is with an existing or new customer and whether our product is under consideration for inclusion in a first or subsequent generation product. In addition, our customers’ products that incorporate our semiconductors can be complex and can require a substantial amount of time to define, design and produce in volume. As a result, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize, or experience delays in recognizing revenue. Our customers generally order our products on a purchase order basis. We do not have any long-term purchase commitments (in excess of one year) from any of our customers. Once our product is incorporated into a customer’s design, however, we believe that our product is likely to continue to be purchased for that design throughout that product’s life cycle because of the time and expense associated with redesigning the product or substituting an alternative semiconductor. Our design cycle from initial engagement to volume shipment is typically two to three years. Product life cycles in the markets we serve typically range from five to 10 years or more and vary by application.

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2017, compared to the year ended December 31, 2016, we delivered the following financial performance. The financial results for the years ended December 31, 2017 and 2016, include the results of operations of ClariPhy from the acquisition date and the effect of purchase price accounting.

●	Total revenue increased by $81.9 million, or 31% to $348.2 million.
●	Gross profit as a percentage of revenue decreased from 68% to 56%.
●	Total operating expenses increased by $111.0 million, or 71% to $266.7 million.
●	Loss from operations increased by $95.1 million to $70.2 million.
●	Benefit for income taxes was $21.2 million in 2017, compared to $15.1 million in 2016.
●	Diluted earnings per share from continuing operations decreased by $2.38 to ($1.78).
●

During the year ended December 31, 2017, we abandoned a project related to certain developed technology and in-process research and development that resulted to an impairment charge of $47.0 million. The abandonment of the project was primarily related to change in product roadmap following the acquisition of ClariPhy.

●

During the year ended December 31, 2017, we recorded a tax benefit of $21.2 million which includes the revaluation of deferred tax liabilities to the new federal tax rate of 21% and the tax effect of intercompany transfer of intellectual property rights.

The increase in our revenue for the year ended December 31, 2017 was a result of increase in consumption of our ColorZ®, ClariPhy products and Cortina legacy components due to announced end of life programs.

The decrease in gross margin was mainly due to amortization of inventory fair value step-up of acquired inventories, amortization and impairment of acquired intangibles related to the ClariPhy acquisition and change in product mix for the year ended December 31, 2017.

Total operating expenses increased due primarily to an impairment of in-process research and development cost of $36.8 million, and increase in headcount and stock-based compensation expense primarily from increase in headcount. Our expenses mainly consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From December 31, 2016 to December 31, 2017, our headcount increased by 49 new employees, mostly in the engineering department. In addition, the acquisition of ClariPhy added 144 employees. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business. Our diluted earnings per share from continuing operations decreased primarily due to increases in operating expenses and interest expense from convertible debt issued in September 2016, partially offset by an increase in revenue.

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

Approximately 18% of our sales were made through third-party distributors in 2017. Sales to distributors are included in deferred revenue and we include the related costs in inventory until sales and delivery to the end customers occurs. Certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. We estimate the extent of these distributor price discounts at each reporting period to reduce accounts receivable and deferred revenue, but we do not issue these discounts to the distributor until the inventory is sold to the distributors' customers. Revenue recognition on product sales through distributors is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data prior to the release of our consolidated financial statements regarding the product, price, quantity and end customer when products are resold, as well as the quantities of our products they still have in stock.

We recognize revenue from the sales and licensing of certain intellectual properties when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured.

We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. Our policy is to record an allowance for doubtful accounts based on specific collection issues we have identified, aging of underlying receivables and historical experience of uncollectible balances. As of both December 31, 2017 and 2016, our allowance for doubtful accounts was $155,000.

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

Inventory Valuation

We value our inventory, which includes materials, labor and overhead, at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We periodically write-down our inventory to the lower of cost or market based on our estimates that consider historical usage and future demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. The calculation of our inventory valuation requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence that may turn out to be inaccurate. Inventory valuation reserves were $3,133,000 and $3,967,000 as of December 31, 2017 and 2016, respectively. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor both a specific and general accrual for the related warranty expense based on specific circumstances and general historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2017 and 2016 was $110,000.

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

The acquisition of ClariPhy on December 12, 2016 increased our goodwill and identifiable intangible assets by $96,637,000 and $235,898,000, respectively. During the year ended December 31, 2017, we abandoned a project related to certain developed technology and in-process research and development that resulted to an impairment charge of $47,014,000. The abandonment of the project was primarily related to change in product roadmap following the acquisition of ClariPhy. See Note 2 to the Notes to our Consolidated Financial Statements. There was no evidence of additional impairment based on the annual impairment testing for the year ended December 31, 2017.

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

We do not believe there is a reasonable likelihood that there will be material changes in the estimates and assumptions we use to determine stock-based compensation expense. In the future, if we determine that other valuation models are more reasonable, the stock-based compensation expense that we record in the future may differ significantly from what we have recorded using the Black-Scholes option pricing model.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when and where the differences are expected to reverse. We recognize the deferred income tax effects of a change in tax rates in the period of enactment. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical levels of income, projections of future income, expectations and risk associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. To the extent that we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we would increase the valuation allowance against deferred tax assets. The determination of recording or releasing a tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate sufficient future taxable income against which the benefits of our deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenue, gross profits, operating income and taxable income in future periods. Among other factors, management must make assumptions regarding current and projected overall business and semiconductor industry conditions, operating efficiencies, our ability to timely develop, introduce and consistently manufacture new products to meet our customers’ needs and specifications, our ability to adapt to technological changes and the competitive environment, which may impact our ability to generate taxable income and, in turn, realize the value of our deferred tax assets. Although we believe that the judgment we used is reasonable, actual results can differ due to a change in market conditions, changes in tax laws and other factors.

We have valuation allowance against deferred tax assets for the years ended December 31, 2017, 2016 and 2015. The valuation allowance was established due to negative evidence that included our cumulative losses in the U.S. and various foreign subsidiaries, after considering permanent tax differences. During the year ended December 31, 2016, we released a portion of the federal valuation allowance against deferred tax assets as a result of the consolidation of our deferred tax assets with ClariPhy’s deferred tax liabilities. We also released the entire Singapore valuation allowance as a result of the full utilization of the Singapore deferred tax asset during the year primarily due to the gain from the sale of the memory product business, yielding a deferred tax liability as of December 31, 2016. During the year ended December 31, 2017, we released a portion of the federal and state valuation allowance against certain deferred tax assets that were deemed more likely than not to be realized. The valuation allowance release resulted in the recognition of an income tax benefit.

In accordance with FASB’s guidance on Accounting for Uncertainty in Income Taxes, we perform a comprehensive review of uncertain tax positions regularly. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We determine the tax liability for uncertain tax positions based on a two-step process. The first step is to determine whether it is more likely than not based on technical merits that each income tax position would be sustained upon examination. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The assessment of each tax position requires significant judgment and estimates. We believe our tax return positions are fully supported, but tax authorities could challenge certain positions, which may not be fully sustained. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits, issuance of new regulations or new case law, negotiations with tax authorities, and expiration of statutes of limitations.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act contains significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. The effect of the tax law changes must be recognized in the period of enactment. As a result of the change in tax rate, our deferred tax assets and liabilities are required to be remeasured to reflect their value at a lower tax rate of 21%. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We are in the process of completing the evaluation of the Tax Reform Act on our business and financial condition. We have made reasonable estimates of the effects of the tax law changes, including the remeasurement of our existing deferred tax balances and mandatory repatriation of deferred foreign earnings. The final impact of the Tax Reform Act may differ from the provisional estimate due to forthcoming guidance in interpretation of the law and accounting, or further refinement of our analysis.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. We introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 17% of our total revenue in 2017. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 10%, 25% and 18% of our total revenue in 2017, 2016 and 2015, respectively.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end-user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
China	$114,168	$103,071	$61,448
United States	92,620	29,976	34,605
Japan	29,061	36,308	24,410
Thailand	45,205	35,837	25,123
Other	67,147	61,085	47,124
	$348,201	$266,277	$192,710

Cost of revenue. Cost of revenue includes cost of materials such as wafers processed by third-party foundries, costs associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, as well as equipment associated with manufacturing support, logistics and quality assurance, warranty costs, write-down of inventories, amortization of production mask costs, amortization and impairment of developed technology, amortization of step-up values of inventory, overhead and other indirect costs, such as allocated occupancy and information technology, or IT, costs.

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

Research and development. Research and development expense includes personnel-related expenses, including salaries, stock-based compensation and employee benefits. It also includes pre-production engineering mask costs, software license expenses, prototype wafer, packaging and test costs, design and development costs, testing and evaluation costs, third-party fees paid to consultants, depreciation expense, impairment of in-process research and development, allocated facilities costs and other indirect costs. All research and development costs are expensed as incurred. We enter into development agreements with some of our customers. Recoveries from nonrecurring engineering services related to early stage technology are recorded as an offset to product development expense incurred in support of this effort and serve as a mechanism to partially recover development expenditures. These reimbursements are recognized upon completion and acceptance by the customer of contract deliverables or milestones. We expect research and development expense to increase in absolute dollars as we continue to invest resources to develop more products and enhance our existing product portfolio.

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

Provision (benefit) for income taxes. For the year ended December 31, 2015, we recorded a provision for income taxes of $5.9 million, which reflects an effective tax rate of (58%). The effective tax rate of (58%) differs from the statutory rate of 34% primarily due to increase in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustment, taxation of Subpart F income, and recognition of research and development credits. For the year ended December 31, 2016, we recorded an income tax benefit of $15.1 million, which reflects an effective tax rate of (131%). The effective tax rate of (131%) differs from the statutory rate of 34% primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, transaction cost adjustments and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2016, included an income tax benefit of $17.8 million from the partial release of federal valuation allowance and full release of Singapore valuation allowance. The partial release of the federal valuation allowance against deferred tax assets resulted from the consolidation of the Company’s federal deferred tax assets with ClariPhy’s federal deferred tax liabilities. The full release of the Singapore valuation allowance against deferred tax assets resulted from the Company’s full utilization of its deferred tax asset during the year primarily due to the gain from the sale of the memory product business. For the year ended December 31, 2017, we recorded an income tax benefit of $21.2 million, which reflects an effective tax rate of 22%. The effective tax rate of 22% differs from the statutory rate of 34% primarily due to the effects of the Tax Reform Act that was enacted on December 22, 2017, change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2017, included an income tax benefit of $1.1 million from the partial release of valuation allowance against certain federal and state deferred tax assets that were deemed more likely than not to be realized.

The following table sets forth a summary of our statement of operations for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$348,201	$266,277	$192,710
Cost of revenue	151,698	85,581	72,694
Gross profit	196,503	180,696	120,016
Operating expenses:
Research and development	200,539	108,013	87,774
Sales and marketing	42,381	26,534	21,462
General and administrative	23,782	21,201	20,322
Total operating expenses	266,702	155,748	129,558
Income (loss) from operations	(70,199)	24,948	(9,542)
Interest expense	(29,842)	(17,406)	(783)
Other income	3,961	3,914	221
Income (loss) before income taxes from continuing operations	(96,080)	11,456	(10,104)
Provision (benefit) for income taxes	(21,176)	(15,057)	5,857
Net income (loss) from continuing operations	(74,904)	26,513	(15,961)
Discontinued operations:
Gain from sale	—	78,544	—
Income (loss) from discontinued operations	—	(3,802)	4,535
Provision for income taxes	—	(1,799)	(2,125)
Net income from discontinued operations	—	72,943	2,410
Net income (loss)	$(74,904)	$99,456	$(13,551)

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Year Ended December 31,
	2017	2016	2015
Revenue	100%	100%	100%
Cost of revenue	44	32	38
Gross profit	56	68	62
Operating expenses:
Research and development	57	40	45
Sales and marketing	12	10	11
General and administrative	7	8	11
Total operating expenses	76	58	67
Income (loss) from operations	(20)	10	(5)
Interest expense	(9)	(7)	—
Other income	1	1	—
Income (loss) before income taxes from continuing operations	(28)	4	(5)
Provision (benefit) for income taxes	(6)	(6)	3
Net income (loss) from continuing operations	(22)	10	(8)
Discontinued operations:
Gain from sale	—	29	—
Income (loss) from discontinued operations	—	(1)	2
Provision for income taxes	—	(1)	(1)
Net income from discontinued operations	—	27	1
Net income (loss)	(22)%	37%	(7)%

 Comparison of the Years Ended December 31, 2017, 2016 and 2015

Revenue

				Change
	Year Ended December 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Total revenue	$348,201	$266,277	$192,710	$81,924	31%	$73,567	38%

Total revenue for the year ended December 31, 2017 increased by $81.9 million mainly due to increase in the number of units sold by 69%, partially offset by a decrease in average selling price (ASP) of 22%. The sales volumes were up in particular due to announced end of life programs on the legacy components. The ASP decreased by 22% primarily due to product mix. Legacy products contributed to the significant decline in ASP because of larger shipments to customers due to end of life programs we initiated in 2017. In addition, revenue from high-priced products such as quad linear driver and optical PHY products decreased. Excluding legacy and ClariPhy products, the ASP of other products generally increased due to product mix, mainly due to ColorZ®.

Total revenue for the year ended December 31, 2016 increased by $73.6 million due to a year over year increase in ASP of 12% and an increase in the number of units sold of 23%. The increases in ASP and number of units sold was due to product mix, mainly from the sale of dual linear TIA, quad linear driver products and Optical PHY products, including new product introductions.

Cost of Revenue and Gross Profit

				Change
	Year Ended December 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$151,698	$85,581	$72,694	$66,117	77%	$12,887	18%
Gross profit	196,503	180,696	120,016	15,807	9%	60,680	51%
Gross profit as a percentage of revenue	56%	68%	62%	—	(12% )	—	6%

Cost of revenue and gross profit for the year ended December 31, 2017 increased by $66.1 million and $15.8 million, respectively, compared to the prior year primarily due to increase in revenue from sales of ColorZ®, ClariPhy products and Cortina legacy components. In addition, we recorded an impairment charge of $10.2 million of certain developed technology from the ClariPhy acquisition during 2017. Gross profit as a percentage of revenue decreased, due to impairment charge of $10.2 million of certain developed technology, increase in amortization of inventory fair value step-up related to acquired ClariPhy inventories sold in 2017 of $8.4 million, increase in amortization of acquired ClariPhy intangible assets of $16.3 million and product mix.

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

Research and Development

				Change
	Year Ended December 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$200,539	$108,013	$87,774	$92,526	86%	$20,239	23%

Research and development expense for the year ended December 31, 2017 increased by $92.5 million primarily due to an increase in research and development headcount, salaries and equity awards, which resulted in increase in personnel costs and stock-based compensation expense by $15.8 million and $11.5 million, respectively. During 2017, we abandoned a project related to in-process research and development costs, which resulted in an impairment charge of $36.8 million. CAD software tool license expense increased by $9.3 million due to an increase in headcount and engineering activities. Testing, laboratory supplies, packaging and pre-production engineering mask costs increased by $2.6 million. Depreciation, consulting and allocated expenses increased by $14.3 million due to an increase in equipment and research and development activities. The increase in research and development expense was primarily driven by the acquisition of ClariPhy and our strategy to continue to expand our product offerings and enhance our existing product offerings.

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

Sales and Marketing

				Change
	Year Ended December 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$42,381	$26,534	$21,462	$15,847	60%	$5,072	24%

Sales and marketing expense for the year ended December 31, 2017 increased by $15.8 million, primarily due to an increase in personnel costs, including stock-based compensation expense of $7.1 million due in part to the addition of ClariPhy employees and to support increasing sales activities from new products. In addition, amortization of intangible assets related to the ClariPhy acquisition increased by $8.5 million.

Sales and marketing expense for the year ended December 31, 2016 increased by $5.1 million, primarily due to an increase in personnel costs, including stock-based compensation expense of $2.9 million, to support increasing sales activities from new developed products. Commission expense increased by $0.6 million due to higher compensation and higher revenue. In addition, amortization of intangible asset related to the ClariPhy acquisition was $0.4 million. Product samples and trade shows expense increased by $0.5 million primarily associated with new products introduced into the market.

General and Administrative

				Change
	Year Ended December 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$23,782	$21,201	$20,322	$2,581	12%	$879	4%

General and administrative expenses for the year ended December 31, 2017 increased by $2.6 million, primarily due to salaries and stock-based compensation of $1.3 million, which resulted from a mix of salary increases and new hires. Accounting and consulting fees increased by $0.8 million in relation to acquisition of ClariPhy. Allocated expenses increased by $1.1 million mainly due to increase in facility leases and information technology expenses. The increases were partially offset by a decrease in outside legal fees by $0.9 million due to expenses incurred in 2016 in connection with the ClariPhy acquisition.

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

Provision (benefit) for Income Taxes

				Change
	Year Ended December 31,			2017		2016
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(21,176)	$(15,057)	$5,857	$(6,119)	(41%)	$(20,914)	(357%)

For the year ended December 31, 2017, we recorded an income tax benefit of $21.2 million, which reflects an effective tax rate of 22%. The effective tax rate of 22% differs from the statutory rate of 34% primarily due to the effects of the Tax Reform Act that was enacted on December 22, 2017, change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2017, included an income tax benefit of $1.1 million from the partial release of federal and state valuation allowance.

For the year ended December 31, 2016, we recorded an income tax benefit of $15.1 million, which reflects an effective tax rate of (131%). The effective tax rate of (131%) differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, transaction cost adjustments, and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2016 included an income tax benefit of $17.8 million from the partial release of federal valuation allowance and full release of the Singapore valuation allowance. The partial release of the federal valuation allowance against deferred tax assets resulted from the consolidation of the Company’s federal deferred tax assets with ClariPhy’s federal deferred tax liabilities. The full release of the Singapore valuation allowance against deferred tax assets resulted from the Company’s full utilization of its deferred tax asset during the year primarily due to the gain from the sale of the memory product business.

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

Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as a number of other factors, including excess tax benefits from share-based compensation, changes to our provisional accounting for the effects of the Tax Reform Act during the measurement period, settlement of tax contingency items, and the impact of new legislation.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents and investments in marketable securities of $405.2 million. Our primary uses of cash are to fund operating expenses, purchase inventory, acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2016 and 2015, we issued convertible debt, which resulted in an increase in cash and cash equivalents. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the timing of shipments and payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$77,308	$63,073	$72,543
Net cash used in investing activities	(38,341)	(448,213)	(23,871)
Net cash provided by (used in) financing activities	(20,384)	246,963	204,006
Net increase (decrease) in cash and cash equivalents	$18,583	$(138,177)	$252,678

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2017 primarily reflected depreciation and amortization of $77.9 million, stock-based compensation expense of $44.8 million, impairment of intangible assets of $47.0 million, accretion of convertible debt of $24.6 million, amortization of premiums on marketable securities of $1.0 million, decreases in prepaid expenses and other assets of $2.3 million, and increase in accounts payable of $1.7 million, partially offset by a net loss of $74.9 million, deferred income taxes of $22.4 million, a change in income tax payable/receivable of $0.6 million, increase in accounts receivable of $17.4 million, and decreases in deferred revenue of $3.2 million, accrued expenses of $0.6 million and other liabilities of $3.0 million. Our prepaid expenses and other assets decreased mainly due to receipt of funds for  a claim from escrow related to the ClariPhy acquisition. Our accounts payable increased due to increased production volume and timing of payments. Our accounts receivable increased due to higher product shipments to customers and longer payment terms of some customers. Our deferred revenue decreased due to lower inventory in the distributors.  Our accrued expenses and other liabilities decreased mainly due to the timing of payments.

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

Net Cash Used in Investing Activities

In 2017, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $261.2 million, payment of debt related to purchase of intangible assets of $16.1 million, purchases of property and equipment of $37.4 million, mainly for laboratory, production and computer equipment, and remittance of remaining balance due to shareholders of ClariPhy of $1.8 million, partially offset by sales and maturities of marketable securities of $267.5 million and proceeds from the sale of discontinued operations previously held in escrow of $10.7 million.

In 2016, net cash used in investing activities consisted of cash used to purchase investment in marketable securities of $330.6 million, the acquisition of ClariPhy for $294.4 million, net of cash acquired, purchases of property and equipment of $22.3 million, mainly for laboratory, production and computer equipment and leasehold improvements for our offices, and the purchase of minority interest in an early stage private companies for $8.0 million, partially offset by sales and maturities of marketable securities of $122.1 million, proceeds from the sale of discontinued operations of $78.8 million and cost method investment of $6.3 million.

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

Net Cash Provided by (Used in) Financing Activities

Net cash used by financing activities in 2017 consisted primarily of minimum tax withholding paid on behalf of employees for restricted stock units of $27.7 million and payment of capital lease obligations of $1.0 million; partially offset by proceeds from the exercise of stock options and employee stock purchase plan totaling $8.0 million and repayment of long-term loan provided to a supplier of $0.3 million.

Net cash provided by financing activities in 2016 consisted primarily of net proceeds from issuance of convertible debt of $279.5 million and proceeds from the exercise of stock options and employee stock purchase plan of $11.3 million. This was partially offset, by the purchase of capped call options related to convertible debt issued of $22.5 million, minimum tax withholding paid on behalf of employees for net share settlement of $20.4 million and a loan to a supplier of $0.7 million.

Net cash provided by financing activities in 2015 consisted primarily of the net proceeds from the issuance of convertible debt of $224 million and proceeds from the exercise of stock options and employee stock purchase plan of $10.7 million. This was offset, in part, by the purchase of capped call options related to convertible debt issued of $17.8 million and minimum tax withholding paid on behalf of employees for net share settlement of $12.9 million.

Operating and Capital Expenditure Requirements

Our principal sources of liquidity as of December 31, 2017 consisted of $405.2 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 - 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through equity or debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2017:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible debt	$517,500	—	$230,000	$287,500	—
Interest payable on convertible debt	16,388	$4,744	9,488	2,156	—
Operating lease obligations	21,332	5,815	8,484	3,712	$3,321
Obligations related to intangibles	33,986	17,983	16,003	—	—
Obligations under capital lease	1,623	662	868	93	—

As of December 31, 2017, we recorded a liability for our uncertain tax position of $0.8 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third-party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2017, the total value of open purchase orders for wafers was approximately $7.3 million. As of December 31, 2017, we have a commitment to pay $2.2 million for equipment and software license starting in 2018 and mask of $0.6 million.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $405.2 million and $394.3 million at December 31, 2017 and December 31, 2016, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2017 consisted of money market funds, municipal bonds, corporate bonds, variable rate demand notes, commercial paper and asset-backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2017, the impact on the fair value of these securities or our cash flows or income would not be material.

In a low interest rate environment, as short-term investments mature, reinvestment can occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of December 31, 2017, we had outstanding debt of $517.5 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Our cash and cash equivalents and investment in marketable securities at December 31, 2017 consisted of $365.8 million held domestically, with the remaining balance of $39.4 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inphi Corporation and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of income (loss), comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2018

We have served as the Company’s auditor since 2002.

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$163,450	$144,867
Investments in marketable securities	241,737	249,476
Accounts receivable, net	67,993	49,999
Inventories	31,721	32,039
Prepaid expenses and other current assets	12,208	23,139
Total current assets	517,109	499,520
Property and equipment, net	60,344	44,471
Goodwill	104,502	105,077
Identifiable intangible assets, net	222,933	327,063
Deferred tax charge	—	1,384
Other assets, net	12,618	13,080
Total assets	$917,506	$990,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,721	$14,039
Deferred revenue	435	3,630
Accrued employee expenses	15,214	16,588
Other accrued expenses	8,290	7,277
Other current liabilities	21,387	24,736
Total current liabilities	60,047	66,270
Convertible debt	421,431	396,857
Other long-term liabilities	24,627	64,944
Total liabilities	506,105	528,071
Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 42,780,229 and 41,303,363 issued and outstanding at December 31, 2017 and 2016, respectively	43	41
Additional paid-in capital	484,934	459,928
Retained earnings (accumulated deficit)	(74,145)	1,976
Accumulated other comprehensive income	569	579
Total stockholders’ equity	411,401	462,524
Total liabilities and stockholders’ equity	$917,506	$990,595

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Income (Loss)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$348,201	$266,277	$192,710
Cost of revenue	151,698	85,581	72,694
Gross profit	196,503	180,696	120,016
Operating expenses:
Research and development	200,539	108,013	87,774
Sales and marketing	42,381	26,534	21,462
General and administrative	23,782	21,201	20,322
Total operating expenses	266,702	155,748	129,558
Income (loss) from operations	(70,199)	24,948	(9,542)
Interest expense	(29,842)	(17,406)	(783)
Other income, net	3,961	3,914	221
Income (loss) before income taxes from continuing operations	(96,080)	11,456	(10,104)
Provision (benefit) for income taxes	(21,176)	(15,057)	5,857
Net income (loss) from continuing operations	(74,904)	26,513	(15,961)
Discontinued operations:
Gain from sale	—	78,544	—
Income (loss) from discontinued operations	—	(3,802)	4,535
Provision for income taxes	—	(1,799)	(2,125)
Net income from discontinued operations	—	72,943	2,410
Net income (loss)	$(74,904)	$99,456	$(13,551)
Earnings per share:
Basic
Net income (loss) from continuing operations	$(1.78)	$0.65	$(0.41)
Net income from discontinued operations	—	1.80	0.06
Basic earnings per share	$(1.78)	$2.45	$(0.35)
Diluted
Net income (loss) from continuing operations	$(1.78)	$0.60	$(0.41)
Net income from discontinued operations	—	1.65	0.06
Diluted earnings per share	$(1.78)	$2.25	$(0.35)
Weighted-average shares used in computing earnings per share:
Basic	42,165,213	40,565,433	38,580,330
Diluted	42,165,213	44,124,881	38,580,330

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(74,904)	$99,456	$(13,551)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of $0, $0, and $0 tax expense in 2017, 2016 and 2015, respectively	(9)	(172)	(87)
Realized gain reclassified into earnings, net of tax	(1)	(5)	(9)
Comprehensive income (loss)	$(74,914)	$99,279	$(13,647)

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
	Shares	Amount
Balance at December 31, 2014	37,310,963	$37	$327,475	$(89,190)	$852	$239,174
Issuance of common stock from exercise of stock options	722,913	1	6,144	—	—	6,145
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	1,028,650	1	(12,914)	—	—	(12,913)
Issuance of common stock from employee stock purchase plan	326,764	—	4,583	—	—	4,583
Income tax benefit adjustment from stock option exercises	—	—	4,305	—	—	4,305
Stock-based compensation expense	—	—	28,293	—	—	28,293
Conversion feature of convertible debt, net of issuance costs	—	—	52,532	—	—	52,532
Purchase of capped calls	—	—	(17,802)	—	—	(17,802)
Net loss	—	—	—	(13,551)	—	(13,551)
Other comprehensive loss, net	—	—	—	—	(96)	(96)
Balance at December 31, 2015	39,389,290	$39	$392,616	$(102,741)	$756	$290,670
Issuance of common stock from exercise of stock options	587,229	1	5,786	—	—	5,787
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	1,041,743	1	(20,478)	—	—	(20,477)
Issuance of common stock from employee stock purchase plan	285,101	—	5,518	—	—	5,518
Stock-based compensation expense	—	—	30,192	—	—	30,192
Conversion feature of convertible debt, net of issuance costs	—	—	68,834	—	—	68,834
Purchase of capped calls	—	—	(22,540)	—	—	(22,540)
Net income	—	—	—	99,456	—	99,456
Cumulative effect of change in accounting principle	—	—	—	5,261	—	5,261
Other comprehensive loss, net	—	—	—	—	(177)	(177)
Balance at December 31, 2016	41,303,363	$41	$459,928	$1,976	$579	$462,524
Issuance of common stock from exercise of stock options	300,982	1	2,174	—	—	2,175
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	1,004,785	1	(27,776)	—	—	(27,775)
Issuance of common stock from employee stock purchase plan	171,099	—	5,776	—	—	5,776
Stock-based compensation expense	—	—	44,832	—	—	44,832
Cumulative effect of change in accounting principle	—	—	—	(1,217)	—	(1,217)
Net loss	—	—	—	(74,904)	—	(74,904)
Other comprehensive loss, net	—	—	—	—	(10)	(10)
Balance at December 31, 2017	42,780,229	$43	$484,934	$(74,145)	$569	$411,401

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(74,904)	$99,456	$(13,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,855	31,216	26,884
Stock-based compensation	44,833	30,192	28,293
Gain from sale of discontinued operations	—	(78,544)	—
Gain from sale of cost method investment	—	(1,138)	—
Loss (gain) on disposal and abandonment of property and equipment	(174)	—	1,958
Impairment of intangible assets	47,014	—	1,750
Deferred income taxes	(22,428)	(15,539)	(142)
Amortization of deferred tax charge	—	938	939
Accretion of convertible debt and amortization of issuance expenses	24,574	14,178	592
Amortization of premiums on marketable securities	1,040	1,496	554
Other noncash items	(10)	(5)	(9)
Changes in assets and liabilities:
Accounts receivable	(17,392)	(17,028)	6,496
Inventories	318	(6,384)	8,822
Prepaid expenses and other assets	2,272	(1,389)	2,200
Income tax payable/receivable	(638)	1,411	6,441
Accounts payable	1,655	3,523	(209)
Accrued expenses	(554)	(45)	3,413
Deferred revenue	(3,195)	(1,280)	(443)
Other liabilities	(2,958)	2,015	(1,445)
Net cash provided by operating activities	77,308	63,073	72,543
Cash flows from investing activities
Purchases of property and equipment	(37,437)	(22,348)	(16,557)
Proceeds from sale or disposal of property and equipment	100	—	75
Purchases of marketable securities	(261,247)	(330,592)	(21,906)
Sales of marketable securities	85,163	5,504	3,937
Maturities of marketable securities	182,299	116,627	12,580
Proceeds from sale of cost method investment	—	6,345	—
Proceeds from sale of discontinued operations	10,690	78,750	—
Acquisition of business, net of cash acquired	(1,800)	(294,444)	—
Payment of debt related to purchase of intangible asset	(16,109)	(55)	—
Purchase of cost-method investment in private companies	—	(8,000)	(2,000)
Net cash used in investing activities	(38,341)	(448,213)	(23,871)
Cash flows from financing activities
Proceeds from exercise of stock options	2,214	5,748	6,145
Proceeds from employee stock purchase plan	5,776	5,518	4,583
Proceeds from issuance of convertible debt, net of issuance costs	—	279,459	223,993
Purchase of capped call options	—	(22,540)	(17,802)
Minimum tax withholding paid on behalf of employees for net share settlement	(27,673)	(20,477)	(12,913)
Long-term loan	333	(725)	—
Payment of capital lease obligations	(1,034)	(20)	—
Net cash provided by (used in) financing activities	(20,384)	246,963	204,006
Net increase (decrease) in cash and cash equivalents	18,583	(138,177)	252,678
Cash and cash equivalents at beginning of year	144,867	283,044	30,366
Cash and cash equivalents at end of year	$163,450	$144,867	$283,044
Supplemental cash flow information
Income taxes paid	$2,158	$156	$723
Interest paid	5,194	2,537	—
Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	2,888	39,046	—

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

On August 4, 2016, the Company completed the sale of the memory product business to Rambus Inc. (Rambus) for $90,000. The Company's consolidated financial statements and accompanying notes for current and prior periods have been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations. For more information on discontinued operations, see Note 3.

On December 12, 2016, the Company completed the acquisition of ClariPhy Communications, Inc. (ClariPhy) for $303,661 in cash. The revenue and expenses of ClariPhy are included in the consolidated statements of income (loss) from December 12, 2016. For more information on acquisitions, see Note 2.

The Company is subject to certain risks and uncertainties and believes changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations or cash flows: ability to sustain profitable operations due to losses incurred and accumulated deficit in prior years, dependence on a limited number of customers for a substantial portion of revenue, product defects, risks related to intellectual property matters, lengthy sales cycle and competitive selection process, lengthy and expensive qualification process, ability to develop new or enhanced products in a timely manner, market development of and demand for the Company’s products, reliance on third parties to manufacture, assemble and test products and ability to compete.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Inphi, Cortina, ClariPhy and subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 Business Combinations

The Company accounts for acquisitions of business using the purchase method of accounting, which requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income (loss).

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including the Company’s estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets the Company acquired include future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development (IPR&D) into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

On an ongoing basis, management evaluates its estimates, including those related to (i) the collectibility of accounts receivable and allowance for distributors’ price discounts; (ii) write-down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) the valuation of equity securities; (vii) amounts recorded in connection with acquisitions; (viii) recoverability of intangible assets and goodwill; and (ix) the recognition and disclosure of fair value of convertible debt and contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third party valuation specialists to assist with estimates related to the valuation of financial instruments and assets associated with various contractual arrangements, and valuation of assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Income (Loss) as part of “Other income, net”. Foreign currency gain (loss) in 2017, 2016 and 2015 were $22, ($434), and ($524), respectively.

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

Investments in Marketable Securities

Investments in marketable securities consist of available-for-sale securities. These investments are recorded at fair value with changes in fair value, net of applicable taxes, recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses are included in Other income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. The Company periodically evaluate whether declines in fair values of our investments below their book values are other-than-temporary. When the fair value is lower than the amortized cost, the Company considers whether: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it expects to recover the entire amortized cost basis of the security. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security, the entire difference between the amortized cost and fair value is recognized in Other income, net. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security but the security has suffered an impairment related to credit, the credit loss is bifurcated from the total decline in value and recorded in Other income, net with the remaining portion recorded within accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made. The Company classified available-for-sale securities as short-term as the investments are available to be used in current operations.

 Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write-downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write-downs are not reversed until the inventory is sold or scrapped. Inventory write-downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes. Inventory valuation reserves were $3,133 and $3,967 as of December 31, 2017 and 2016, respectively.

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

 Equipment Under Capital Leases

The Company leases certain of its equipment under capital lease agreements. The assets and liabilities under capital leases are initially recorded at the fair value of the assets under lease. The capital lease obligation outstanding at December 31, 2017 and 2016 were $1,396 and $2,430, respectively.

Intangible Assets

Intangible assets represent rights acquired for developed technology, customer relationships, trademark, patents and IPR&D in connection with the business acquisitions. Intangible assets with finite useful lives are amortized over periods ranging from one to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed, or if that pattern cannot be reliably determined, using a straight-line amortization method. Acquired IPR&D is capitalized and amortization commences upon completion of the underlying projects. If any of the projects are abandoned, the Company would be required to impair the related IPR&D asset.

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

To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of our reporting unit is less than its carrying amount. The qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of any of our reporting unit is less than its carrying amount, no further assessment is performed. If however, the Company determines that it is more likely than not that the fair value of any of the reporting unit is less than its carrying amount, the Company calculates the fair value of that reporting unit and compares the fair value to the reporting unit’s net book value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. There was no impairment of goodwill in 2017, 2016 and 2015.

Internal Use Software Costs

Certain external computer software costs acquired for internal use are capitalized. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized costs are included within property and equipment. In 2016, the Company adopted the guidance related to accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the Company should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the Company should account for the arrangement as a service contract.

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

Revenue from non-product sales was less than 3%, 1%, and 2% of total revenue for the years ended December 31, 2017, 2016, and 2015, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Cost of Revenue

Cost of revenue includes cost of materials, such as wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization and impairment of developed technology, amortization of step-up values of inventory, write-down of inventories, amortization of production mask costs, overhead and an allocated portion of occupancy costs.

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of both December 31, 2017 and 2016, the warranty liability was $110.

 Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities including salaries, stock-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, impairment of in-process research and development, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred. The Company enters into development agreements with some of the Company’s customers. Recoveries from nonrecurring engineering services from early stage technology are recorded as an offset to product development expense incurred in support of this effort and serve as a mechanism to partially recover development expenditures. These reimbursements are recognized upon completion and acceptance by the customer of contract deliverables or milestones. The Company recorded approximately $3,000, $2,400, and $10,750 as offset to research and development expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel, trade show costs, amortization of intangibles and others. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended December 31, 2017, 2016 and 2015 were not material.

General and Administrative Expense

General and administrative expense consists of salaries, stock-based compensation, employee benefits and expenses for executive management, legal, finance and others. In addition, general and administrative expense includes fees for professional services and occupancy costs. These costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company recognizes the deferred income tax effects of a change in tax rates in the period of enactment. The Company must also make judgments in evaluating whether deferred tax assets will be recovered from future taxable income. To the extent that it believes that recovery is not likely, the Company must establish a valuation allowance. The carrying value of the Company’s net deferred tax asset is based on whether it is more likely than not that the Company will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance is established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowance the Company has established may be increased or decreased, resulting in a material respective increase or decrease in income tax expense (benefit) and related impact on the Company’s reported net income (loss).

In accordance with FASB’s guidance on Accounting for Uncertainty in Income Taxes, the Company performs a comprehensive review of uncertain tax positions regularly. In this regard, an uncertain tax position represents an expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in the consolidated financial statements. The Company recognizes potential interest and penalties on uncertain tax positions within provision (benefit) for income taxes on the consolidated statement of income.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act contains significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. The effect of the tax law changes must be recognized in the period of enactment. As a result of the change in tax rate, the deferred tax assets and liabilities are required to be remeasured to reflect their value at a lower tax rate of 21%. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is in the process of completing the evaluation of the Tax Reform Act on the business and financial condition. The Company made reasonable estimates of the effects of the tax law changes, including the remeasurement of the existing deferred tax balances and mandatory repatriation of deferred foreign earnings. See Note 11 for additional information.

Stock-Based Compensation

Stock-based compensation for stock option and restricted stock units issued to the Company’s employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The fair value of restricted stock units is based on the fair market value of the Company’s common stock on the date of grant. Historically, the Company granted stock options to employees and the Company uses the Black-Scholes option pricing model for valuing stock option awards granted to employees and directors at the grant date. Determining the fair value of stock option awards at the grant date requires the input of various assumptions, including fair value of the underlying common stock, expected future share price volatility, expected term, risk-free interest rate and dividend rate. Changes in these assumptions can materially affect the fair value of the options. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The weighted average expected life of options was calculated using the simplified method. This decision was based on the lack of relevant historical data due to the Company’s limited experience. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company establishes the estimated forfeiture rates based on historical experience. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period which is equal to the vesting period.

The Company has elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as single awards and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.

The Company recognizes non-employee stock-based compensation expenses based on the estimated fair value of the equity instrument determined using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee variable stock award is re-measured each period until a commitment date is reached, which is generally the vesting date.

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

Segment Information

The Company operates in one reporting segment related to the design, development and sale of high-speed analog connectivity components that operate to maintain, amplify and improve signal integrity at high-speeds in a wide variety of applications. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on “Revenue from Contracts with Customers.” The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued several updates to the guidance. The Company will adopt the new revenue guidance effective January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings which is not material. Prior periods will not be retrospectively adjusted. Under the new guidance, the Company will recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). The Company expects the adoption of this guidance will not have a material impact to the presentation of revenues in the consolidated statement of income (loss).

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

In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted only if certain criteria is met. The Company expects the adoption of this guidance will not have a material impact to the consolidated financial statements.

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

In March 2016, the FASB issued guidance that eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The guidance also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance is effective for the Company beginning after January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. The guidance will be effective for calendar year-end public companies in 2018, however early adoption is permitted. The Company expects the adoption of this guidance will not have a material impact to the consolidated statements of cash flows.

In October 2016, the FASB issued guidance which amends the financial reporting for the income tax consequences of intra-entity transfers other than inventory. The guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs. The guidance will be effective for calendar year-end public companies in 2018, however early adoption is permitted. The Company early adopted this standard and the effect of adoption is discussed in Note 11 of the consolidated financial statements.

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

In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The guidance will be effective for calendar year-end beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the purchase price allocation:

	Preliminary Allocation	Allocation Adjustments	Final Allocation
Cash	$7,417	$—	$7,417
Receivables	2,552	602	3,154
Inventories	13,774	—	13,774
Other current assets	2,739	(123)	2,616
Property and equipment	6,163	—	6,163
Identifiable intangible assets	138,558	—	138,558
In-process research and development	97,340	—	97,340
Other noncurrent assets	753	—	753
Accounts payable, accrued expenses and other current liabilities	(13,667)	2	(13,665)
Deferred tax liabilities, noncurrent	(42,958)	94	(42,864)
Other liabilities	(5,647)	—	(5,647)
Total identifiable net assets	207,024	575	207,599
Goodwill	96,637	(575)	96,062
Net assets acquired	$303,661	$—	$303,661

As of the acquisition date, the fair value of receivables, other assets, accounts payable, accrued expenses and other liabilities approximated the book value acquired.

The following table summarizes the estimated fair value of intangible assets and their estimated useful lives as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)

Developed technology	$66,450	1-6
Customer relationships	62,370	7
Trade name	1,390	5
Software	8,348	1-3
In-process research and development	97,340	—
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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company capitalized $97,340 of IPR&D costs related to the ClariPhy acquisition. Upon completion of the remaining project, the related IPR&D assets will be amortized over their estimated useful lives. If the project is abandoned, the Company will be required to impair the related IPR&D asset. The following table summarizes the details of the IPR&D:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date

M200	$60,500	67%	$12,064	2018

Lightspeed III	36,840	26%	39,176	2019

Discount rates of 17% to 20% were applied to the projected cash flows to reflect the risk related to these IPR&D projects.

During the year ended December 31, 2017, the Company abandoned the Lightspeed III project resulting in an impairment charge of $47,014, of which $10,174 was included in the cost of revenue and $36,840 was included in the research and development expenses in the consolidated statement of income (loss). The abandonment of the project was primarily related to change in product roadmap that occurred during the year ended December 31, 2017.

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

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the years ended December 31, 2016 and 2015, assuming the ClariPhy acquisition had been completed as of January 1, 2015. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property and equipment acquired, amortization of the purchase accounting effect on inventory acquired from ClariPhy, interest income for reduction in short-term investments to fund the acquisition and interest expense from assumed debt issued to fund the acquisition.

	Pro Forma Year Ended December 31, 2016	Pro Forma Year Ended December 31, 2015
	(unaudited)	(unaudited)
Revenue	$304,820	$228,040
Net income (loss)	$48,481	$(48,356)
Earnings per share – basic	$1.20	$(1.25)
Earnings per share – diluted	$1.10	$(1.25)

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and ClariPhy, reflecting the results of operations for the years ended December 31, 2016 and 2015. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition as of the beginning of the period presented. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

3. Discontinued Operations

As discussed in Note 1, on August 4, 2016, the Company completed the sale of its memory product business (the “Business”) to Rambus for $90,000 in cash, $11,250 of which was placed into escrow for a period of the twelve months following the closing as security for the Company’s indemnification obligations pursuant to the Asset Purchase Agreement dated June 29, 2016. During the year ended December 31, 2017, the Company received $10,690 from the escrow. The divestiture of the Business was part of a strategic plan to focus on and increase investments in the Company’s communication business. The Company recorded a gain of $78,544 in the year ended December 31, 2016. The results of operations of the Business are shown in net income from discontinued operations. The Company’s consolidated financial statements and the accompanying notes for current and prior periods have been restated to reflect the discontinued operations presentation.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The components of the gain on sale of the Business were as follows:

Cash proceeds from sale	$90,000
Less book value of assets sold:
Inventories	(5,947)
Prepaid expenses	(250)
Property and equipment	(7,051)
Goodwill	(714)
Deferred revenue	1,757
Liabilities	749
Gain on sale	$78,544

The results of discontinued operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Revenue	$24,418	$53,906
Cost of revenue	(13,367)	(25,600)
Operating expenses	(15,029)	(23,771)
Other income	176	—
Gain on sale	78,544	—
Provision for income taxes	(1,799)	(2,125)
Net income from discontinued operations	$72,943	$2,410

The results of discontinued operations include the following:

	Year Ended December 31,
	2016	2015
Depreciation and amortization	$1,103	$2,044
Stock-based compensation expense	2,194	4,980
Property and equipment expenditures	2,455	2,265

In connection with the sale of the Business, the Company entered into a transition service agreement with Rambus under which the Company provided certain services on an interim, transitional basis, for a period of six months. The total amount billed to Rambus for the year ended December 31, 2016 was $1,563.

4. Investments

The following table summarizes the investments by investment category:

	December 31, 2017
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Municipal bonds	$27,725	$—	$(68)	$27,657
Corporate notes/bonds	146,549	49	(197)	146,401
Variable rate demand notes	3,500	—	—	3,500
Asset-backed securities	7,197	—	(12)	7,185
Commercial paper	57,006	1	(13)	56,994
Total investments	$241,977	$50	$(290)	$241,737

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

	December 31, 2016
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale securities:
US treasury securities	$3,999	$1	$—	$4,000
Municipal bonds	45,289	3	(121)	45,171
Corporate notes/bonds	112,330	36	(161)	112,205
Variable rate demand notes	58,930	—	—	58,930
Asset-backed securities	5,221	2	—	5,223
Commercial paper	23,945	2	—	23,947
Total investments	$249,714	$44	$(282)	$249,476

As of December 31, 2017, the Company had 102 investments that were in an unrealized loss position. The gross unrealized losses on these investments at December 31, 2017 were primarily due to changes in interest rates and determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The realized gain related to the Company’s available-for-sale investment, which was reclassified from accumulated other comprehensive income, was included in other income in the consolidated statements of income.

The contractual maturities of available-for-sale securities at December 31, 2017 are presented in the following table:

	Cost	Fair Value

Due in one year or less	$172,561	$172,443
Due between one and five years	65,916	65,794
Due after five years	3,500	3,500
	$241,977	$241,737

In 2016, the Company used cash to purchase minority interests in early stage private companies for $8,000. The Company’s ownership in these entities are less than 10% and the Company does not have the ability to exercise significant influence over operating and financial policies of the entities, therefore, the investments are accounted for under the cost method and included in other assets in the Company’s consolidated balance sheets. As of both December 31, 2017 and 2016, the total cost method investments were $10,000. No impairments were recorded for these cost method investments for the years ended December 31, 2017 and 2016. In July 2016, the Company sold its minority interest in a cost method investment for $8,759, of which $2,414 was held in escrow. The gain on sale of $1,138 was included in other income in the consolidated statements of income for the year ended December 31, 2016.

5. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of both December 31, 2017 and 2016, the Company has allowance for doubtful accounts of $155. As of December 31, 2017 and 2016, the Company has allowance for distributors’ price discount of $1,292 and $2,643, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the significant customers’ and distributors’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

	December 31,
Accounts Receivable	2017	2016
Customer A	29%	*
Customer B	14	*
Customer C	13	22%
Customer D	*	13

	Year Ended December 31,
Revenue	2017	2016	2015
Customer A	12%	*	*
Customer B	*	*	*
Customer C	12	13%	*

*	Less than 10% of total receivable or total revenue

Customer A is a subcontractor of a direct customer that would be a “Customer E” above. In the aggregate, revenue to Customer A and Customer E as a percentage of total revenue was approximately 17% for the year ended December 31, 2017. Customer C is a subcontractor of direct customer that would be a “Customer F” above. In the aggregate, revenue to Customer C and Customer F as a percentage of total revenue was approximately 14% and 16% for the years ended December 31, 2017 and 2016, respectively. In addition, the Company sells direct and indirectly through subcontractors to what would be a “Customer G” above. The Company believes in the aggregate, revenue to Customer G, including its subcontractors as a percentage of total revenue was approximately 11% and 12% for the years ended December 31, 2017 and 2016, respectively.

6. Inventories

Inventories consist of the following:

	December 31,
	2017	2016
Raw materials	$12,267	$1,648
Work in process	13,800	15,999
Finished goods	5,654	14,392
	$31,721	$32,039

There were no finished goods held by distributors as of December 31, 2017. Finished goods include amounts held by distributors of $805 as of December 31, 2016.

7. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2017	2016
Laboratory and production equipment	$94,609	$64,402
Office, software and computer equipment	28,594	25,248
Furniture and fixtures	1,698	1,396
Leasehold improvements	7,250	6,707
	132,151	97,753
Less accumulated depreciation	(71,807)	(53,282)
	$60,344	$44,471

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $20,631, $15,943, and $12,106, respectively.

As of December 31, 2017 and 2016, computer software costs included in property and equipment were $7,181 and $6,453, respectively. Amortization expense of capitalized computer software costs was $1,038, $1,152, and $1,011 for the years ended December 31, 2017, 2016 and 2015, respectively.

Property and equipment not paid as of December 31, 2017 and 2016 was $3,339 and $4,221, respectively.

The Company leases certain equipment under capital lease agreements. Assets held under capital leases are included in property and equipment above. Gross amount and accumulated depreciation of assets under capital lease as of December 31, 2017 was $3,639 and $898, respectively. Gross amount and accumulated depreciation of assets under capital lease as of December 31, 2016 was $3,698 and $36, respectively.

The minimum lease payments under capital leases as of December 31, 2017 are as follows:

2018	$662
2019	504
2020	364
2021	93
Total minimum lease payments	1,623
Less: Amount representing interest	227
Minimum lease payments, net of interest	$1,396

8. Goodwill and Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	December 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$126,300	$53,533	$72,767	$138,020	$26,579	$111,441
Customer relationships	70,540	11,954	58,586	70,540	2,227	68,313
Trade name	2,310	888	1,422	2,310	426	1,884
Patents	1,579	734	845	1,579	552	1,027
Software	47,039	18,226	28,813	47,394	336	47,058
In-process research and development	60,500	—	60,500	97,340	—	97,340
	$308,268	$85,335	$222,933	$357,183	$30,120	$327,063

During the year ended December 31, 2017, the Company abandoned a project related to certain developed technology and in-process research and development from the ClariPhy acquisition resulting in an impairment charge of $47,014, of which $10,174 was included in the cost of revenue and $36,840 was included in the research and development expenses in the consolidated statement of income (loss). The abandonment of the project was primarily related to change in product roadmap that occurred during the year ended December 31, 2017.

During the year ended December 31, 2015, the Company abandoned the project related to in-process research and development and recorded an impairment charge of $1,750 included in the research and development expenses in the consolidated statements of income.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$28,502	$12,223	$11,499
Research and development	18,352	336	—
Sales and marketing	9,727	1,209	817
General and administrative	643	402	418
	$57,224	$14,170	$12,734

Based on the amount of intangible assets subject to amortization at December 31, 2017, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2018	$52,367
2019	48,619
2020	21,118
2021	17,919
2022	12,161
Thereafter	10,249
$162,433

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	3.1
Customer relationship	6.0
Trade name	3.5
Patents	8.9
Software	1.9

During the year ended December 31, 2017, goodwill decreased by $575, as a result of purchase price allocation adjustment from the ClariPhy acquisition. During the year ended December 31, 2016, goodwill increased by $95,923, as a result of an addition of $96,637 from the ClariPhy acquisition, partially offset by a reduction of $714 from the sale of memory product business.

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

Prior to the close of business on the business day immediately preceding June 1, 2020, holders may convert all or any portion of their Convertible Notes 2015 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1 principal amount of notes, as determined following a request by a holder of notes in accordance with procedures specified in the indenture governing the Convertible Notes 2015, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after June 1, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Convertible Notes 2015 in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread).

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Convertible Notes 2015 are not redeemable at the Company’s option prior to maturity.

The Convertible Notes 2015 are governed by the terms of an indenture (Indenture 2015). The Indenture 2015 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture 2015 contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the trustee under the Indenture 2015 by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes 2015 by notice to the Company and the trustee, may, and the trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2015 to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2015 will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture 2015 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2015 consists exclusively of the right to receive additional interest on the Convertible Notes 2015. As of December 31, 2017, none of the conditions allowing holders of the Convertible Notes 2015 to convert had been met.

In accounting for the issuance of the Convertible Notes 2015, the Company separated the Convertible Notes 2015 into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes 2015 as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes 2015 using the effective interest method. The gross proceeds of $230,000 were accordingly allocated between long-term debt of $175,974 and stockholders' equity of $54,026. Issuance costs of $6,359, of which $6,007 were paid as of December 31, 2015 and the remainder paid in 2016, were allocated between long-term debt ($4,864) and equity ($1,495). The total interest expense recognized for the year ended December 31, 2017 was $13,574, which consists of $2,588 of contractual interest expense, $10,079 of amortization of debt discount and $907 of amortization of debt issuance costs. The total interest expense recognized for the year ended December 31, 2016 was $12,853, which consists of $2,577 of contractual interest expense, $9,427 of amortization of debt discount and $849 of amortization of debt issuance costs. The total interest expense recognized for the year ended December 31, 2015 was $783, which consists of $192 of contractual interest expense, $543 of amortization of debt discount and $48 of amortization of debt issuance costs. The issuance costs allocated to long-term debt is presented in the balance sheet as offset against long-term debt.

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

Prior to the close of business on the business day immediately preceding March 1, 2021, holders may convert all or any portion of their Convertible Notes 2016 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1 principal amount of notes, as determined following a request by a holder of notes in accordance with procedures specified in the indenture governing the Convertible Notes 2016, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Convertible Notes 2016 in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread).

The Convertible Notes 2016 are not redeemable at the Company’s option prior to maturity.

The Convertible Notes 2016 are governed by the terms of an indenture (Indenture 2016). The Indenture 2016 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture 2016 contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the trustee under the Indenture 2016 by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes 2016 by notice to the Company and the trustee under the Indenture 2016, may, and the trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2016 to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2016 will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture 2016 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2016 consists exclusively of the right to receive additional interest on the Convertible Notes 2016. As of December 31, 2017, none of the conditions allowing holders of the Convertible Notes 2016 to convert had been met.

In accounting for the issuance of the Convertible Notes 2016, the Company separated the Convertible Notes 2016 into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes 2016 as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes 2016 using the effective interest method. The gross proceeds of $287,500 were accordingly allocated between long-term debt of $216,775 and stockholders' equity of $70,725. Issuance costs of $7,689, were allocated between long-term debt ($5,798) and equity ($1,891). The total interest expense recognized for the year ended December 31, 2017 was $15,742, which consists of $2,154 of contractual interest expense, $12,559 of amortization of debt discount and $1,029 of amortization of debt issuance costs. The total interest expense recognized for the year ended December 31, 2016 was $4,553, which consists of $651 of contractual interest expense, $3,607 of amortization of debt discount and $295 of amortization of debt issuance costs. The issuance costs allocated to long-term debt is presented in the balance sheet as offset against long-term debt.

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

10. Other Liabilities

Other current liabilities consist of the following:

	December 31,
	2017	2016
Obligations under capital lease	$539	$797
Intangible asset liability	16,892	14,688
Others	3,956	9,251
	$21,387	$24,736

Other long-term liabilities consist of the following:

	December 31,
	2017	2016
Deferred rent	$1,487	$1,067
Income tax payable	830	1,554
Obligations under capital lease	857	1,633
Intangible asset liability	14,445	32,651
Deferred tax liabilities	6,146	27,371
Others	862	668
	$24,627	$64,944

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

11. Income Taxes

Income (loss) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
United States	$(77,649)	$(15,202)	$(5,642)
Foreign	(18,431)	26,658	(4,462)
Total	$(96,080)	$11,456	$(10,104)

Income tax provision consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. Federal	$96	$938	$5,272
U.S. State	51	(22)	187
Foreign	1,105	35	541
	1,252	951	6,000
Deferred:
U.S. Federal	(11,312)	(16,755)	(114)
U.S. State	(613)	—	(15)
Foreign	(10,503)	747	(14)
	(22,428)	(16,008)	(143)
Total	$(21,176)	(15,057)	$5,857

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2017, 2016 and 2015 to loss before income taxes as a result of the following:

	Year Ended December 31,
	2017	2016	2015
Expenses (benefit) at statutory rate	$(32,562)	$3,895	$(3,435)
State income taxes	(585)	222	(4)
Research and development credits	(12,983)	(8,566)	(8,526)
Change in valuation allowance	40,028	9,768	12,748
Impact of foreign operations	(1,951)	(13,570)	2,652
Unrecognized tax benefits	3,596	3,151	3,044
Stock-based compensation	(10,248)	(9,925)	143
Prior year return to provision adjustment	1,105	(524)	(392)
Effect of U. S. tax law change	(4,602)	—	—
Impairment of intangibles	(2,328)	—	—
Other	(646)	492	(373)
	$(21,176)	$(15,057)	$5,857

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carry forwards	$34,366	$38,337
Research and development credits	62,118	46,492
Stock-based compensation	6,021	9,225
Accrued expenses and allowances	2,004	2,621
Amortization and depreciation	4,910	—
Other temporary differences	4,018	3,088
Foreign tax credit	2,557	1,290
Valuation allowance	(78,538)	(38,631)
Total deferred tax assets	37,456	62,422

Deferred tax liabilities
Acquired intangible assets	(26,602)	(55,563)
Acquired tangible assets	(255)	(3,629)
Convertible debt	(15,213)	(30,177)
Amortization and depreciation	—	(415)
Other deferred tax liabilities	(68)	(9)
Total deferred tax liabilities	(42,138)	(89,793)
Deferred tax liabilities, net	$(4,682)	$(27,371)

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act contains significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. The effect of the tax law changes must be recognized in the period of enactment. Pursuant to the Tax Reform Act, the Company computed a provisional estimate of the net tax benefit of $4,602 which includes the remeasurement of the federal deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced U.S. statutory corporate tax rate to 21%, the tax effect of the mandatory repatriation income which was absorbed into the Company’s net operating loss generated in the current year, the related valuation allowance offset, and valuation allowance release on deferred tax assets for the federal AMT credit that was made refundable by the Tax Reform Act.

Valuation Allowance

The Company records a valuation allowance to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall current and projected business and semiconductor industry conditions, operating efficiencies, the Company’s ability to timely develop, introduce and consistently manufacture new products to customers’ specifications, acceptance of new products, customer concentrations, technological change and the competitive environment which may impact the Company’s ability to generate taxable income and, in turn, realize the value of the deferred tax assets. For the year ended December 31 2015, the Company used the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The Company early adopted the guidance on accounting for share-based payments to employees at the beginning of 2016. Additionally, when determining whether uncertain tax positions are a source of income for valuation allowance purposes, the Company applies the tax law ordering approach to determine how these liabilities will ultimately be satisfied.

At December 31, 2015 and 2016, a full valuation allowance was recorded on the deferred tax assets of U.S. and certain foreign subsidiaries. At December 31, 2017, the Company has a full valuation allowance recorded against the deferred tax assets of Canada, United Kingdom, and the U.S., with the exception of the federal refundable AMT credit. The Company has a partial valuation allowance against the deferred tax assets of Taiwan.

The valuation allowance increased (decreased) $39,907, $5,064 and ($6,115) in the years ended December 31, 2017, 2016 and 2015, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The net increase of $39,907 in the valuation allowance for the year ended December 31, 2017 is comprised of $134 increase charged to other comprehensive income, $158 decrease charged to goodwill, and $39,931 increase charged to income tax provision. The valuation allowance charged to income tax provision included an income tax benefit from the partial release of the federal and state valuation allowance. The net increase of $5,064 in the valuation allowance for the year ended December 31, 2016 is comprised of $16,044 decrease charged to additional paid-in capital, offset by $305 increase charged to other comprehensive income, $3,088 increase charged to goodwill, $7,068 increase charged to retained earnings, and $10,647 increase charged to income tax provision. The net decrease of $6,115 in the valuation allowance for the year ended December 31, 2015 is comprised of $18,383 decrease charged to additional paid-in capital, $2,168 decrease charged to other comprehensive income, offset by $767 increase charged to goodwill, and $13,669 increase charged to income tax provision.

 General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $206,996 and $88,680, respectively at December 31, 2017, that will begin to expire in 2022 for federal income tax purposes and in 2026 for state income tax purposes. At December 31, 2017, the Company has NOL carryforwards of $2,790 for its Taiwan subsidiary which begin to expire in 2020, and NOL carryforwards of $7,038 for the United Kingdom subsidiary, which does not expire. A full valuation allowance has been provided on U.S. NOL and United Kingdom NOL, and a partial valuation allowance has been provided on Taiwan NOL.

At December 31, 2017, the Company has federal and state research and development (“R&D”) tax credit carryforwards of $40,118 and $42,248, respectively. The federal tax credits will begin to expire in 2024. Some state tax credits will begin to expire in 2021 and some do not expire. At December 31, 2017, the Company has Canadian tax credits and research expenditure claim carryforwards for its Canadian subsidiary of $9,457 and $3,060, respectively. The tax credits will begin to expire in 2027, and the research expenditure claim carryforwards do not expire. A full valuation allowance has been provided on R&D tax credit and research expenditure claim carryforwards.

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

The Company’s NOL carryforwards include Cortina’s federal and state pre-acquisition NOL of $49,152 and $3,919, respectively. These NOL carryforwards will begin to expire in 2024 for federal and 2026 for state. The Company’s NOL carryforwards also include ClariPhy’s federal and state pre-acquisition NOL of $46,601 and $68,177, respectively. These NOL carryforwards will begin to expire in 2032 for federal and 2028 for state. The Company’s R&D credit carryforwards included Cortina’s federal and state pre-acquisition credits of $6,033 and $7,977, respectively. The federal R&D credit carryforward will begin to expire in 2027. While some state tax credits will begin to expire in 2021, most do not expire. The utilization of Cortina and ClariPhy’s pre-acquisition tax attributes is subject to certain annual limitations under Internal Revenue Code sections 382 and 383. No benefit for Cortina’s tax attributes was recorded upon the close of the acquisition, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard.

The Company operates under tax holiday in Singapore. The Singapore tax holiday allows for a reduced income tax rate of 5% effective through May 2020, and the Company is pursuing a renewal of the reduced tax rate subsequent to the current holiday period. The Singapore statutory rate is 17%. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. As of December 31, 2017, the Company believes it has met all of the required thresholds. The Company qualified for a tax incentive program in Argentina that reduced the income tax rate to 14% through December 31, 2019, with a return to the full statutory rate of 35% for periods thereafter. As a result of these reduced tax rates, foreign taxes increased (decreased) by $7,412 and ($6,216) for the years ended December 31, 2017 and 2016, respectively. There was no difference in foreign taxes for the year ended December 31, 2015 as the Company had a full valuation allowance in Singapore and did not have operations in Argentina. The effect of the tax holidays on diluted earnings per share was $0.18 and ($0.14) for the years ended December 31, 2017 and 2016, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2017	2016	2015
Balance as of January 1	$56,503	$46,453	$44,081
Increases based on tax positions related to the current year	4,656	5,450	4,459
Decreases based on tax positions of prior year	(13,452)	(1,766)	(1,923)
Gross increases for acquired unrecognized tax benefits	—	6,585	—
Statute of limitation expirations	(101)	(219)	(164)
Balance as of December 31	$47,606	$56,503	$46,453

As of December 31, 2017, the Company had approximately $575 of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company believes that before the end of next year, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $119 due to statute of limitation expiration in foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recorded $16 and $119 interest in the years ended December 31, 2017 and 2016, respectively. The Company had $113, $222 and $163 of interest and penalties accrued as of December 31, 2017, 2016 and 2015, respectively.

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

The Tax Reform Act imposes a one-time mandatory transition federal income tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distribution. As a result, all previously deferred earnings of the foreign subsidiaries in the amount of $54,784 have been subject to U.S. tax in 2017. The Company’s deemed repatriated foreign earnings were fully offset by the U.S. net operating loss and resulted in no current tax liability. The Company intends to continue to reinvest these earnings indefinitely outside the U.S.

The Company is currently under examination by the Inland Revenue Authority of Singapore (“IRAS”) for the years 2010, 2011 and 2012. The IRAS made an adjustment to the timing of deducting certain intercompany payments, the effect of which has been reflected in the provision and did not result in a material impact to the consolidated financial statements. As of the report date, the examination is ongoing.

As discussed in Note 1, the Company early adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, at the beginning of 2017. As a result of the adoption, the Company wrote off the unamortized deferred tax charge balance to retained earnings. At the same time, the Company recorded deferred tax asset on the difference between tax basis and financial reporting carrying value in the consolidated financial statements related to the intercompany transfer of an asset in prior years. The effect of the adoption resulted in a charge of $1,217 on the beginning balance of retained earnings.

12. Earnings Per Share

The following shows the reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
Denominator
Weighted average common stock—basic	42,165,213	40,565,433	38,580,330
Effect of potentially dilutive securities:
Add options to purchase common stock	—	1,300,649	—
Add unvested restricted stock unit	—	2,158,260	—
Add employee stock purchase plan	—	8,240	—
Add convertible debt	—	92,299	—
Weighted average common stock—diluted	42,165,213	44,124,881	38,580,330

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Common stock options	1,456,610	—	2,563,230
Unvested restricted stock unit	2,935,500	284,871	4,672,806
Convertible debt	10,830,038	5,834,522	376,576
	15,222,148	6,119,393	7,612,612

As discussed in Note 2, the Company early adopted ASU 2016-09 during the year ended December 31, 2016. Based on the new guidance, the excess tax benefit is no longer included in the weighted diluted common stock calculation under the treasury stock method and therefore, increased the total weighted diluted common stock by 993,720 in the year ended December 31, 2016. This change was applied prospectively.

 13. Stock-Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2017, 4,285,254 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the years ended December 31, 2017, 2016 and 2015.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,647,845	$10.86	4.28	$55,636
Exercised	(300,982)	7.22
Outstanding at December 31, 2017	1,346,863	$11.67	3.26	$33,578
Exercisable at December 31, 2017	1,346,863	$11.67	3.26	$33,578
Vested as of December 31, 2017	1,346,863	$11.67	3.26	$33,578

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $11,312, $15,390, and $10,696, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $2,214, $5,748, and $6,145, respectively, for the years ended December 31, 2017, 2016 and 2015.

 Restricted Stock Units and Awards

The Company granted restricted stock units (“RSUs”) to members of the Board and its employees. Most of the Company’s outstanding RSUs vest over four years with vesting contingent upon continuous service. The Company estimates the fair value of RSUs using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	4,448,630	$27.29
Granted	1,475,285	42.24
Vested	(1,658,207)	22.39
Canceled	(278,156)	32.63
Outstanding at December 31, 2017	3,987,552	$34.48
Expected to vest in the future as of December 31, 2017	3,888,697

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the year ended December 31, 2017 was 101,193. As of December 31, 2017, the total performance-based units outstanding was 324,663.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000. Total common stock issued under the ESPP during the years ended December 31, 2017, 2016 and 2015 was 171,099, 285,101, and 326,764, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	0.94%	0.45%	0.14%
Expected life (in years)	0.50	0.50	0.50
Dividend yield	—	—	—
Expected volatility	42%	54%	42%
Estimated fair value	$11.03	$8.99	$5.77

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$2,045	$1,796	$1,359
Research and development	28,846	17,390	13,268
Sales and marketing	8,340	4,405	3,213
General and administrative	5,602	4,407	5,473
Discontinued operations	—	2,194	4,980
	$44,833	$30,192	$28,293

As of December 31, 2017, total unrecognized compensation cost related to unvested stock options and awards prior to the consideration of expected forfeitures, was approximately $107,303, which is expected to be recognized over a weighted-average period of 2.75 years.

The Company early adopted the new guidance on accounting for share-based payments to employees beginning January 1, 2016. The effect of adoption resulted to a net credit of $5,261 on the beginning balance of accumulated deficit from previously unrecorded deferred tax assets for net operating loss carryover generated by windfall tax benefit. The adoption increased weighted average diluted common stock by 993,720 in the year ended December 31, 2016. In addition, the current period’s excess tax benefit related to stock-based compensation is presented as operating activity in the statement of cash flows. The change in the cash flow was adopted retrospectively and the Company reclassified $4,305 of excess tax benefit for the year ended December 31, 2015 from financing activity to operating activity.

14. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its discretion, make matching contributions to the Plan. Furthermore, the Company is responsible for administrative costs of the Plan. The Company accrued $1,137 contribution to the Plan for the year ended December 31, 2017. The Company accrued $2,625 contribution to the Plan for the year ended December 31, 2016 which the Company contributed in 2017. The Company accrued $1,131 contribution to the Plan for the year ended December 31, 2015 which the Company contributed in 2016.

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

The convertible notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of December 31, 2017 and 2016, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

December 31, 2017	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$3,332	$31	$3,301
Municipal bonds	999	—	999
Corporate notes/bonds	2,608	—	2,608
Commercial paper	76,456	—	76,456
Investment in marketable securities:
Municipal bonds	27,657	—	27,657
Corporate notes/bonds	146,401	—	146,401
Variable rate demand notes	3,500	—	3,500
Asset-backed securities	7,185	—	7,185
Commercial paper	56,994	—	56,994
	$325,132	$31	$325,101
Liabilities
Convertible Notes	$555,200	$—	$555,200

December 31, 2016	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$17,267	$10,110	$7,157
Investment in marketable securities:
US treasury securities	4,000	4,000	—
Municipal bonds	45,171	—	45,171
Corporate notes/bonds	112,205	—	112,205
Variable rate demand notes	58,930	—	58,930
Asset-backed securities	5,223	—	5,223
Commercial paper	23,947	—	23,947
	$266,743	$14,110	$252,633
Liabilities
Convertible Notes	$616,831	$—	$616,831

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

16. Segment and Geographic Information

The Company operates in one reportable segment. Revenue by region is classified based on the locations to which the product is transported, which may differ from the customer’s principal offices.

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2017	2016	2015
China	$114,168	$103,071	$61,448
United States	92,620	29,976	34,605
Japan	29,061	36,308	24,410
Thailand	45,205	35,837	25,123
Other	67,147	61,085	47,124
	$348,201	$266,277	$192,710

As of December 31, 2017, $8,695 of long-lived tangible assets are located outside the United States of which $4,647 are located in Taiwan. As of December 31, 2016, $6,567 of long-lived tangible assets are located outside the United States of which $5,068 are located in Taiwan.

17. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

December 31, 2017
2018	$5,815
2019	5,635
2020	2,849
2021	1,988
2022	1,724
2023 and thereafter	3,321
$21,332

For the years ended December 31, 2017, 2016 and 2015, lease operating expense was $6,865, $13,870, and $11,869, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2017, the total value of open purchase orders for wafers was approximately $7,299. As of December 31, 2017, the Company has a commitment to pay $2,171 for equipment and software license starting in 2018 and mask of $628.

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

The Company may be subject to possible claims by certain customers of ClariPhy associated with matters occurring prior to the acquisition date.  The Company is currently reviewing whether or not these claims are valid, and  the Company is unable reasonably estimate the amount of any potential liability at this time.  Amounts payable as a result of these claims may be recoverable from the escrow set up as part of the ClariPhy acquisition.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2017 and December 31, 2016.

Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2017(2)
	Mar. 31, 2017	Jun. 30, 2017	Sept. 30, 2017(3)	Dec. 31, 2017(4)
	(in thousands, except per share amounts)
Total revenue	$93,584	$84,423	$84,511	$85,683
Gross profit	53,513	47,835	42,071	53,084
Net income (loss) from continuing operations	(11,273)	(14,967)	(48,766)	102
Net income (loss)	(11,273)	(14,967)	(48,766)	102
Basic earnings per share	(0.27)	(0.36)	(1.15)	—
Diluted earnings per share	(0.27)	(0.36)	(1.15)	—

	Year Ended December 31, 2016(1) (2)
	Mar. 31, 2016	Jun. 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(in thousands, except per share amounts)
Total revenue	$54,091	$60,524	$70,750	$80,912
Gross profit	36,970	41,249	48,188	54,289
Net income (loss) from continuing operations	(90)	943	6,596	19,064
Net income (loss) from discontinued operations	310	(412)	72,976	69
Net income (loss)	220	531	79,572	19,133
Basic earnings per share	0.01	0.01	1.95	0.46
Diluted earnings per share	0.01	0.01	1.80	0.42

(1)

In August 2016, the Company completed the sale of its memory product business to Rambus Inc. As a result of the sale, the Company's consolidated financial statements for current and prior periods have been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations.

(2)

On December 12, 2016, the Company completed the acquisition of ClariPhy Communications Inc. for $303,661 in cash. The revenue and expenses of ClariPhy are included in the consolidated statement of income from December 12, 2016.

(3)	The Company abandoned a project related to certain developed technology and in-process research and development from the ClariPhy acquisition which resulted to an impairment charge of $47,014.

(4)	The benefit for income taxes included revaluation of deferred tax liabilities to the new federal tax rate of 21% and tax benefit from intercompany transfer of intellectual property rights.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15 (e) and 15d – 15(e) under the Securities Exchange Act 1934, as amended, or the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to provide reasonable, not absolute assurance. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, our management concluded that as of December 31, 2017, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II “Item 8, Financial Statements and Supplementary Data.”

(c) Changes in Internal Control over Financial Reporting. There has been no change in our “internal control over financial reporting” as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in our proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders to be held on May 24, 2018 pursuant to Regulation 14A and no later than 120 days after December 31, 2017 (the Proxy Statement).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Director,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance,” “Compensation Committee Report” and “Executive Compensation” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related STOCKholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance” and “Certain Relationships and Related Person Transactions” contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the captions “Audit Committee Report” and “Ratification of the Appointment of Independent Registered Public Accountants” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements. See “Index to Consolidated Financial Statements” under Part II, “Item 8, Financial Statements and Supplementary Data.”

(a)	Documents filed as part of this report:

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Inphi Corporation under Part II, “Item 8, Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit Number	Description

2.1*

Agreement and Plan of Merger dated July 30, 2014 by and among the Company, Cortina, Catalina Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, and the Stockholder’s Agent (incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2014).

2.2*

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

2.3*

Agreement and Plan of Merger dated November 1, 2016 by and among the Registrant, Clarice Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, ClariPhy Communications, Inc., a Delaware corporation, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as Securityholders’ Agent (incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2016).

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011).
3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2015).
4.1	Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).
4.2	Amended and Restated Investors' Rights Agreement dated August 12, 2010 (incorporated by reference to exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011).
4.3

Indenture dated December 8, 2015 between the Registrant and Wells Fargo Bank, National Association, as trustee (including form of Note) (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

4.4

Indenture dated September 12, 2016 between the Registrant and Wells Fargo Bank, National Association, as trustee (including form of Note) (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

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

10.5+

Change of Control and Severance Agreement dated June 8, 2010 by and between John Edmunds and the Registrant (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

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

10.8+

Severance and Change of Control Agreement dated February 1, 2012 by and between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2012).

10.9+

Severance and Change of Control Agreement dated September 4, 2012 by and between Charlie Roach and the Registrant (incorporated by reference to exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012).

10.10

Lease Agreement dated June 4, 2010 by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

10.11

Lease Agreement dated September 20, 2012 by and between the Registrant and Bayland Corporation (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012).

10.12	Second Amendment to Lease Agreement dated September 30, 2012 by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012).
10.13+	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015).
10.14

Base Capped Call Confirmation dated December 2, 2015 by and between Registrant and Morgan Stanley & Co. LLC (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

10.15

Base Capped Call Confirmation dated December 2, 2015 by and between Registrant and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

10.16

Additional Capped Call Confirmation dated December 4, 2015 by and between Registrant and Morgan Stanley & Co. LLC (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

10.17

Additional Capped Call Confirmation dated December 4, 2015 between Registrant and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

10.18*

Asset Purchase Agreement dated June 29, 2016 by and among Rambus Inc., Bell ID Singapore Ptd Ltd, the Registrant and Inphi International Pte. Ltd. (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016).

10.19

Base Capped Call Confirmation dated September 6, 2016 between the Registrant and Morgan Stanley & Co. LLC (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

10.20

Base Capped Call Confirmation dated September 6, 2016 between the Registrant and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

10.21

Additional Capped Call Confirmation dated September 7, 2016 between the Registrant and Morgan Stanley & Co. LLC (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

10.22

Additional Capped Call Confirmation dated September 7, 2016 between the Registrant and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

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

10.25+

Amendment to Severance and Change of Control Agreement between Charlie Roach and the Registrant, effective as of November 2, 2016 (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.26+

Amendment to Change of Control Severance Agreement between Richard Ogawa and the Registrant, effective as of November 2, 2016 (incorporated by reference to exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.27+

Change of Control Severance Agreement dated April 22, 2013 between Richard Ogawa and the Registrant (incorporated by reference to exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.28+

Amendment to Change of Control Severance Agreement between Ron Torten and the Registrant, effective as of November 2, 2016 (incorporated by reference to exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.29+

Change of Control Severance Agreement dated January 22, 2014 between Ron Torten and the Registrant (incorporated by reference to exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

10.30+	Amendment to Change of Control Severance Agreement between John Edmunds and the Registrant, effective as of October 19, 2016.

10.31+	Form of Notice of Stock Unit Award and Stock Unit Agreement (incorporated by reference to exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 11, 2017).
10.32+

Amended and Restated Inphi Corporation 2010 Stock Incentive Plan dated July 19, 2017 (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017).

10.33	Third Amendment to Lease Agreement dated July 31, 2013 by and between the Registrant and LBA Realty Fund III—Company VII, LLC.
10.34	Fourth Amendment to Lease Agreement dated August 10, 2016 by and between the Registrant and LBA Realty Fund III—Company VII, LLC.
10.35	Fifth Amendment to Lease Agreement dated March 7, 2017 by and between the Registrant and LBA Realty Fund III—Company VII, LLC.
10.36	First Amendment to Lease Agreement dated May 28, 2014 by and between the Registrant and Bayland Corporation.
10.37	Second Amendment to Lease Agreement dated January 13, 2017 by and between the Registrant and Bayland Corporation.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page of this report).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
*	The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

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

ITEM 16.     FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPHI CORPORATION

By:	/s/ Ford Tamer
Ford Tamer Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2018

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

Name	Title	Date

/s/ Ford Tamer	Chief Executive Officer	February 28, 2018
Ford Tamer	(Principal Executive Officer), President and Director

/s/ John Edmunds	Chief Financial Officer and Chief Accounting Officer	February 28, 2018
John Edmunds	(Principal Financial and Accounting Officer)

/s/ Diosdado P. Banatao	Chairman of the Board	February 28, 2018
Diosdado P. Banatao

/s/ Nicholas Brathwaite	Director	February 28, 2018
Nicholas Brathwaite

/s/ Chenming C. Hu	Director	February 28, 2018
Chenming C. Hu

/s/ David Liddle	Director	February 28, 2018
David Liddle

/s/ Bruce McWilliams	Director	February 28, 2018
Bruce McWilliams

/s/ Elissa Murphy	Director	February 28, 2018
Elissa Murphy

/s/ William J. Ruehle	Director	February 28, 2018
William J. Ruehle

/s/ Sam S. Srinivasan	Lead Director	February 28, 2018
Sam S. Srinivasan