Form 10-Q
period 2018-03-31
INPHI Corp
filed 2018-05-09
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of May 3, 2018 was 43,713,127.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$144,100	$163,450
Investments in marketable securities	250,146	241,737
Accounts receivable, net	48,856	67,993
Inventories	34,737	31,721
Prepaid expenses and other current assets	9,931	12,208
Total current assets	487,770	517,109
Property and equipment, net	67,839	60,344
Goodwill	104,502	104,502
Identifiable intangible assets, net	212,015	222,933
Other assets, net	31,645	12,618
Total assets	$903,771	$917,506
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,540	$14,721
Deferred revenue	392	435
Accrued employee expenses	10,038	15,214
Other accrued expenses	9,534	8,290
Other current liabilities	22,186	21,387
Total current liabilities	55,690	60,047
Convertible debt	427,761	421,431
Other long-term liabilities	15,560	24,627
Total liabilities	499,011	506,105
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 43,197,392 and 42,780,229 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	43	43
Additional paid-in capital	501,559	484,934
Accumulated deficit	(97,136)	(74,145)
Accumulated other comprehensive income	294	569
Total stockholders’ equity	404,760	411,401
Total liabilities and stockholders’ equity	$903,771	$917,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017

Revenue	$60,136	$93,584
Cost of revenue	27,590	40,071
Gross profit	32,546	53,513
Operating expenses:
Research and development	42,938	40,288
Sales and marketing	11,342	10,941
General and administrative	6,218	6,795
Total operating expenses	60,498	58,024
Loss from operations	(27,952)	(4,511)
Interest expense	(7,715)	(7,165)
Other income	4,415	855
Loss before income taxes	(31,252)	(10,821)
Provision (benefit) for income taxes	(8,261)	452
Net loss	$(22,991)	$(11,273)
Earnings per share:
Basic earnings per share	$(0.53)	$(0.27)
Diluted earnings per share	$(0.53)	$(0.27)

Weighted-average shares used in computing earnings per share:
Basic	42,998,819	41,570,629
Diluted	42,998,819	41,570,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2018	2017

Net loss	$(22,991)	$(11,273)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of $0 tax	(273)	226
Realized gain reclassified into earnings, net of tax	(2)	—
Comprehensive loss	$(23,266)	$(11,047)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(22,991)	$(11,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,886	19,230
Stock-based compensation	14,553	9,230
Deferred income taxes	(9,156)	(27)
Accretion of convertible debt and amortization of debt issuance costs	6,330	5,895
Net unrealized gain on equity investments	(3,023)	—
Amortization of premiums on marketable securities	(36)	390
Other noncash items	10	9
Changes in assets and liabilities:
Accounts receivable	19,137	(2,683)
Inventories	(3,016)	(234)
Prepaid expenses and other assets	(84)	3,046
Income tax payable/receivable	(728)	297
Accounts payable	776	3,409
Accrued expenses	(3,920)	(4,823)
Deferred revenue	(43)	605
Other liabilities	499	(4,563)
Net cash provided by operating activities	17,194	18,508
Cash flows from investing activities
Purchases of property and equipment	(14,527)	(11,419)
Proceeds from insurance claim	125	—
Purchases of marketable securities	(86,177)	(59,789)
Sales of marketable securities	1,857	27,866
Maturities of marketable securities	76,815	55,360
Payment of debt related to purchase of intangible assets	(6,271)	(4,277)
Remaining payment related to acquisition of business	—	(1,800)
Proceeds from sale of equity investment	2,414	—
Purchase of equity investments	(12,811)	—
Net cash provided by (used in) investing activities	(38,575)	5,941
Cash flows from financing activities
Proceeds from exercise of stock options	291	1,319
Proceeds from employee stock purchase plan	3,704	2,814
Payment of capital lease obligations	(175)	(219)
Repayment of long-term loan	123	90
Minimum tax withholding paid on behalf of employees for net share settlement	(1,912)	(5,761)
Net cash provided by (used in) financing activities	2,031	(1,757)
Net increase (decrease) in cash and cash equivalents	(19,350)	22,692
Cash and cash equivalents at beginning of period	163,450	144,867
Cash and cash equivalents at end of period	$144,100	$167,559
Supplemental cash flow information:
Interest paid	$1,295	$1,006
Income taxes paid	1,626	171
Supplemental disclosure of non-cash investing and financing activities:
Purchase of marketable securities not paid	1,248	—
Intangible assets financed with debt	2,923	1,434

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

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at March 31, 2018, and its consolidated results of operations and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for future quarters or the full year.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on “Revenue from Contracts with Customers.” The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued several updates to the guidance. The Company adopted the new revenue guidance effective January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. See Note 3 of the condensed consolidated financial statements for further details.

In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted this guidance starting January 1, 2018 and concluded that there is no cumulative effect adjustment. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (referred to as the measurement alternative). See Note 4 of the condensed consolidated financial statements for further details.

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

In June 2016, the FASB issued guidance which requires the credit losses related to debt securities classified as available-for sale to be presented as an allowance rather than as a write-down. This guidance is effective for the Company beginning after December 15, 2019. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. The guidance will be effective for calendar year-end public companies in 2018. The adoption of this guidance did not have a material impact to the consolidated statements of cash flows.

In January 2017, the FASB issued guidance on classifying the definition of a business. This guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for calendar year-end public companies in 2018. The adoption of this standard did not have a material impact to the consolidated financial statements.

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

In February 2018, the FASB issued guidance that allows an option to reclassify from accumulated other comprehensive income to retained earnings any stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). The guidance will be effective for calendar years beginning after December 15, 2018, though early adoption is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

3. Revenue

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contract with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of this guidance resulted in no cumulative effect adjustment as of January 1, 2018. Starting January 1, 2018, the Company recognizes revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). The impact to revenue and cost of revenue for the three months ended March 31, 2018 was an increase of $2,786 and $455, respectively. The deferred revenue and inventories decreased by $2,786 and $455 as of March 31, 2018, respectively. The adoption of this guidance does not have a material impact to the presentation of revenues in the condensed consolidated statements of income (loss). Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior periods will not be retrospectively adjusted and continue to be reported in accordance with the Company’s historic revenue recognition accounting.

The Company recognizes revenue when the control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for such goods or services.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table shows revenue by geography, based on the shipping location of customers:

	Three Months Ended March 31,
	2018	2017

United States	$28,403	$12,209
China	13,683	37,720
Japan	1,722	10,694
Thailand	3,225	13,853
Other	13,103	19,108
	$60,136	$93,584

Product Revenue

The Company’s products are fully functional at the time of shipment and do not require additional production, modification, or customization. The Company recognizes revenue upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer, net of accruals for estimated sales returns and allowances. Sales and other taxes the Company collects are excluded from revenue. The fee is based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other persuasive evidence of an arrangement. Certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. The Company estimates the extent of these distributor price discounts at each reporting period to reduce accounts receivable and revenue. Although the Company accrues an estimate of distributor price discount, the Company does not issue these discounts to the distributor until the inventory is sold to the distributors' customers. As of March 31, 2018, the estimated price discount was $884. Payment terms of customers are typically 30 to 60 days after invoice date. The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience.

Other Revenue

Occasionally, the Company enters into license and development agreements with some of its customers and recognizes revenue from these agreements upon completion and acceptance by the customer of contract deliverables by milestones or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services.  The Company believes the milestone method best depicts efforts expended to transfer services to the customers.  Certain contracts may include multiple performance obligations in which the Company allocates revenues to each performance obligation based on relative stand-alone selling price.  The Company determines stand-alone selling prices based on the adjusted market assessment approach or residual approach, if applicable.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which the right to invoice for services performed.

4. Investments

The following table summarizes the investments in marketable securities by investment category:

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
Municipal bonds	$24,713	$24,655	$27,725	$27,657
Corporate notes/bonds	145,418	145,018	146,549	146,401
Variable rate demand notes	3,500	3,500	3,500	3,500
Commercial paper	52,267	52,252	57,006	56,994
Asset backed securities	24,767	24,721	7,197	7,185
Total investments	$250,665	$250,146	$241,977	$241,737

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of March 31, 2018, the Company had 103 investments that were in an unrealized loss position. The gross unrealized losses on these investments at March 31, 2018 of $561 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at March 31, 2018 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$170,118	$169,865
Due between one and five years	77,047	76,781
Due after five years	3,500	3,500
	$250,665	$250,146

The Company purchased a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of March 31, 2018 was $1,967 and $44, respectively. This investment is presented as Other assets, net on the condensed consolidated balance sheet.

The Company has non-marketable equity investments in privately held companies without readily determinable market values. Prior to January 1, 2018, the Company accounted for non-marketable equity investments at cost less impairment. Realized gains and losses on non-marketable equity investments sold or impaired were recognized in Other income (expense). On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which changed the way the Company accounts for non-marketable equity investments. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income (expense), net. There was no cumulative effect adjustment upon adoption of this guidance. As of March 31, 2018, non-marketable equity investments had a carrying value of approximately $23,866, of which $6,066 was remeasured to fair value based on observable transaction during the three months ended March 31, 2018. These investments are presented as Other assets, net on the condensed consolidated balance sheet. The unrealized gain recorded in other income and included as adjustment to the carrying value of non-marketable equity investments held as of March 31, 2018 was $3,066 for the three months ended March 31, 2018.

5. Inventories

Inventories consist of the following:

	March 31, 2018	December 31, 2017

Raw materials	$6,892	$12,267
Work in process	13,444	13,800
Finished goods	14,401	5,654
	$34,737	$31,721

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

6. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Laboratory and production equipment	$106,878	$94,609
Office, software and computer equipment	28,637	28,594
Furniture and fixtures	1,705	1,698
Leasehold improvements	7,465	7,250
	144,685	132,151
Less accumulated depreciation	(76,846)	(71,807)
	$67,839	$60,344

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2018 and 2017 was $5,044 and $4,871, respectively.

As of March 31, 2018 and December 31, 2017, computer software costs included in property and equipment were $7,171 and $7,181, respectively. Amortization expense of capitalized computer software costs was $186 and $277 for the three months ended March 31, 2018 and 2017, respectively.

Property and equipment not yet paid in cash as of March 31, 2018 and December 31, 2017 was $1,360 and $3,339, respectively.

The Company leases certain equipment under capital lease agreements. Assets held under capital leases are included in property and equipment above. Gross amount and accumulated depreciation of assets under capital lease as of March 31, 2018 was $3,639 and $1,113, respectively. Gross amount and accumulated depreciation of assets under capital lease as of December 31, 2017 was $3,639 and $898, respectively.

The minimum lease payments under capital leases as of March 31, 2018 are as follows:

2018 (remaining)	$454
2019	501
2020	364
2021	93
Total minimum lease payments	1,412
Less: Amount representing interest	191
Minimum lease payments, net of interest	$1,221

7. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$126,300	$60,232	$66,068	$126,300	$53,533	$72,767
Customer relationships	70,540	14,386	56,154	70,540	11,954	58,586
Trade name	2,310	1,003	1,307	2,310	888	1,422
Patents	1,579	774	805	1,579	734	845
Software	47,296	20,115	27,181	47,039	18,226	28,813
In-process research and development	60,500	—	60,500	60,500	—	60,500
	$308,525	$96,510	$212,015	$308,268	$85,335	$222,933

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The in-process research and development is expected to be completed in the second half of 2018.

The following table presents amortization of intangible assets for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$6,699	$7,249
Research and development	4,556	4,515
Sales and marketing	2,432	2,432
General and administrative	155	163
	$13,842	$14,359

Based on the amount of intangible assets subject to amortization at March 31, 2018, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2018 (remaining)	$40,161
2019	49,843
2020	21,182
2021	17,919
2022	12,161
Thereafter	10,249
$151,515

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	2.9
Customer relationship	5.8
Trade name	3.2
Patents	8.4
Software	1.7

8. Product Warranty Obligation

As of March 31, 2018 and December 31, 2017, the product warranty liability was $110. There was no change in product warranty liability during the three months ended March 31, 2018 and 2017.

9. Convertible debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share. The total interest expense recognized for the three months ended March 31, 2018 was $3,469, which consists of $640 of contractual interest expense, $2,595 of amortization of debt discount and $234 of amortization of debt issuance costs. The total interest expense recognized for the three months ended March 31, 2017 was $3,272, which consists of $640 of contractual interest expense, $2,415 of amortization of debt discount and $217 of amortization of debt issuance costs.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (Convertible Notes 2016, and together with the Convertible Notes 2015, the Convertible Notes). The Convertible Notes 2016 will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share.  The total interest expense recognized for the three months ended March 31, 2018 was $4,034, which consists of $533 of contractual interest expense, $3,236 of amortization of debt discount and $265 of amortization of debt issuance costs. The total interest expense recognized for the three months ended March 31, 2017 was $3,794, which consists of $531 of contractual interest expense, $3,016 of amortization of debt discount and $247 of amortization of debt issuance costs.

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

10. Other liabilities

Other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
Obligations under capital lease	$492	$539
Intangible asset liability	17,155	16,892
Others	4,539	3,956
	$22,186	$21,387

Other long-term liabilities consist of the following:

	March 31, 2018	December 31, 2017
Deferred rent	$1,609	$1,487
Income tax payable	813	830
Obligations under capital lease	729	857
Intangible asset liability	10,834	14,445
Deferred tax liabilities	—	6,146
Others	1,575	862
	$15,560	$24,627

11. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three months ended March 31, 2018 from its U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s March 31, 2018 interim tax provision. For the three months ended March 31, 2017, the Company determined its interim provision using a separate effective tax rate for the U.S. jurisdiction.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recorded an income tax provision (benefit) of ($8,261) and $452 in the three months ended March 31, 2018 and 2017, respectively. The effective tax rates were 26% and (4%) in the three months ended March 31, 2018 and 2017, respectively. The difference between the effective tax rates and the 21% federal statutory rate and the 34% federal statutory rate in the three months ended March 31, 2018 and 2017, respectively, resulted primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and the international provisions from the Tax Act enacted in December 2017. The income tax benefit for the three months ended March 31, 2018, primarily consist of the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

 During the three months ended March 31, 2018, the gross amount of the Company’s unrecognized tax benefits increased approximately $1,260 primarily as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of March 31, 2018, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $64 due to expiration of statute of limitations on certain foreign income taxes.

The Tax Act made significant changes to U.S. federal corporate taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries as of December 31, 2017, and inclusion of global intangible low-tax income (“GILTI”) earned by certain foreign subsidiaries. During the three months ended March 31, 2018, there were no changes made to the provisional estimates that were recorded in the fourth quarter of 2017. The Company will continue to analyze the effects of the Tax Act on the condensed consolidated financial statements.

In January 2018, the FASB released guidance on the accounting for tax on the GILTI inclusion.  Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or account for GILTI as a period cost in the year the tax is incurred.  The Company has not made an election.  The Company continues to evaluate the impact of the Tax Act, including provisions impacting certain foreign income, such as a tax GILTI and a deduction for foreign derived intangible income.  During the three months ended March 31, 2018, these items did not result in an impact to the Company’s effective tax rate.

12. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017

Common stock options	1,276,719	1,572,215
Unvested restricted stock unit and market value stock units	2,720,952	4,138,516
Convertible debts	10,830,038	10,830,038
	14,827,709	16,540,769

13. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The compensation committee of the Board administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At March 31, 2018, 5,917,668 shares of common stock have been reserved for future grants under the 2010 Plan.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock Option Awards

The Company did not grant any stock options during the three months ended March 31, 2018 and 2017.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,346,863	$11.67	3.26	$33,578

Exercised	(136,690)	2.13

Outstanding at March 31, 2018	1,210,173	$12.75	3.32	$21,000

Exercisable at March 31, 2018	1,210,173	$12.75	3.32	$21,000

Vested at March 31, 2018	1,210,173	$12.75	3.32	$21,000

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $3,208 and $8,348, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $291 and $1,319 for the three months ended March 31, 2018 and 2017, respectively.

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

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	3,987,552	$34.48
Granted	386,525	35.32
Vested	(164,271)	28.83
Canceled	(276,680)	38.07
Outstanding at March 31, 2018	3,933,126	$34.55
Expected to vest at March 31, 2018	3,843,173

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the three months ended March 31, 2018 was 35,644. As of March 31, 2018, the total performance-based units outstanding was 181,419.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Market Value Stock Units

In January 2018, the compensation committee of the Board approved long-term market value stock unit (MVSU) awards to certain executive officers and employees, subject to certain market and service conditions in the maximum total amount of 801,000 units. Recipients may earn between 0% to 225% of the target number of shares based on the Company’s achievement of total shareholder return (TSR) in comparison to the TSR of companies in the S&P 500 Index over a period of approximately three years in length ending in the first calendar quarter of 2021 after reporting of fiscal year 2020 results. If the Company’s absolute TSR is negative for the performance period, then the maximum number of shares that may be earned is the target number of shares. The fair value of the MVSU awards was estimated using Monte Carlo simulation model and compensation is being recognized ratably over the performance period. The expected volatility of the Company’s common stock was estimated based on historical average volatility rate for the three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with three-year performance measurement period. The total amount of compensation to recognized over the performance period, and the assumptions used to value the grants are as follows:

Total target shares	356,000
Fair value per share	$55.81
Total amount to be recognized over the performance period	$19,868
Risk free interest rate	2.29%
Expected volatility	47.52%
Dividend yield	—

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000 shares. Total common stock issued under the ESPP during the three months ended March 31, 2018 and 2017 was 177,771 and 78,348, respectively.

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017

Risk-free interest rate	1.79%	0.65%
Expected life (in years)	0.49	0.50
Dividend yield	—	—
Expected volatility	48%	38%
Estimated fair value	$7.42	$12.58

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended March 31,
	2018	2017

Cost of goods sold	$569	$561
Research and development	8,498	5,915
Sales and marketing	3,242	1,682
General and administrative	2,244	1,072
	$14,553	$9,230

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Total unrecognized compensation cost related to unvested restricted stock units at March 31, 2018, prior to the consideration of expected forfeitures, is approximately $121,634 and is expected to be recognized over a weighted-average period of 2.61 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three months ended March 31, 2018.

The Convertible Notes are carried on the consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of March 31, 2018 and December 31, 2017, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

March 31, 2018	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$1,909	$27	$1,882
Commercial paper	75,536	—	75,536
Investment in marketable debt securities:
Municipal bonds	24,655	—	24,655
Corporate notes/bonds	145,018	—	145,018
Variable rate demand notes	3,500	—	3,500
Asset backed securities	24,721	—	24,721
Commercial paper	52,252	—	52,252
	$327,591	$27	$327,564
Liabilities
Convertible Notes	$509,125	$—	$509,125

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

December 31, 2017	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$3,332	$31	$3,301
Municipal bonds	999	—	999
Corporate notes/bonds	2,608		2,608
Commercial paper	76,456	—	76,456
Investment in marketable debt securities:
Municipal bonds	27,657	—	27,657
Corporate notes/bonds	146,401	—	146,401
Variable rate demand notes	3,500	—	3,500
Asset backed securities	7,185	—	7,185
Commercial paper	56,994	—	56,994
	$325,132	$31	$325,101
Liabilities
Convertible Notes	$555,200	$—	$555,200

As discussed in Note 4, the Company has a marketable equity investment. The marketable equity investment is classified as Level 1 in the fair value hierarchy. As discussed in Note 4, the Company has non-marketable equity investments which are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using the observable transaction price at the transaction date.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended March 31,
	2018	2017

United States	$28,403	$12,209
China	13,683	37,720
Japan	1,722	10,694
Thailand	3,225	13,853
Other	13,103	19,108
	$60,136	$93,584

As of March 31, 2018, $25,973 of long-lived tangible assets are located outside the United States, of which $14,556 are located in Taiwan.  As of December 31, 2017, $8,695 of long-lived tangible assets are located outside the United States, of which $4,647 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of March 31, 2018, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2018 (remaining)	$4,607
2019	5,636
2020	2,847
2021	1,984
2022	1,726
Thereafter	3,324
$20,124

For the three months ended March 31, 2018 and 2017, operating lease expense was $1,741 and $1,622, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third-party subcontractors to manufacture its wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of March 31, 2018, the total value of open purchase orders for wafers was approximately $5,659. As of March 31, 2018, the Company has a commitment to pay $1,339 for software licenses and $401 for mask costs.

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

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that were alleged to infringe, and at present, the USPTO has determined that none of the originally filed claims are valid, with certain amended claims being determined patentable.  The Reexamination Certificate for U.S. Patent No. 7,532,537 was issued on August 2, 2016 based upon amended claims.  The parties continue to assert their respective positions with respect to the reexamination proceeding for U.S. Patent No. 7,619,912.  With respect to the reexamination proceeding for U.S. Patent No. 7,636,274, the Patent Trial and Appeal Board has determined that none of the claims are patentable, Netlist has dismissed its appeal to the U.S. Court of Appeals for the Federal Circuit regarding this determination, and the parties are awaiting the USPTO issuance of the Reexamination Certificate based upon these proceedings.

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

The Company may be subject to possible claims by certain customers of ClariPhy Communications Inc. (ClariPhy) associated with matters occurring prior to the acquisition date. The Company is currently reviewing whether or not these claims are valid, and the Company is unable to reasonably estimate the amount of any potential liability at this time. Amounts payable as a result of these claims may be recoverable from the escrow set up as part of the ClariPhy acquisition.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2018 and December 31, 2017.

17. Subsequent Events

In April 2018, the compensation committee granted 1,611,508 RSUs to employees and consultants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this report, including the risks set forth under Part II, “Item 1A, Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

     A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2017 Annual Report on Form 10-K.

Quarterly Update

As discussed in more detail below, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, we delivered the following financial performance:

•	Total revenue decreased by $33.4 million, or 36%, to $60.1 million.

•	Gross profit as a percentage of revenue decreased from 57% to 54%.

•	Total operating expenses increased by $2.5 million, or 4%, to $60.5 million.

•	Loss from operations increased by $23.4 million, to $28.0 million.

•	Diluted loss per share increased to ($0.53).

The decrease in our revenue for the three months ended March 31, 2018 was primarily a result of lower lever of consumption of our amplifiers, driver products and ClariPhy products partially offset by increase in consumption of our ColorZ® and Cortina legacy products.

The decrease in gross profit as a percentage of revenue was due to change in product mix and lower revenue.

Total operating expenses for the three months ended March 31, 2018 increased year-over-year primarily due to an increase in stock-based compensation expense as a result of new grants. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation.  We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business.  Our diluted loss per share increased primarily due to lower revenue, increase in operating expenses, partially offset by benefit for income tax due to partial release of valuation allowance.

Our cash and cash equivalents were $144.1 million at March 31, 2018, compared with $163.5 million at December 31, 2017. Cash provided by operating activities was $17.2 million during the three months ended March 31, 2018 compared to $18.5 million during the three months ended March 31, 2017. Cash used by investing activities during the three months ended March 31, 2018 was $38.6 million due to purchases of marketable securities of $86.2 million, purchases of property and equipment of $14.5 million, purchase of equity investments of $12.8 million and payment of debt related to purchase of intangible assets of $6.3 million; partially offset by maturities and sales of marketable securities of $78.7 million and proceeds from sale of equity investment of $2.4 million. Cash provided by financing activities during the three months ended March 31, 2018 was $2.0 million primarily due proceeds from employee stock purchase plan and exercise of stock options of $4.0 million and receipt from repayment of long-term loan of $0.1 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock of $1.9 million and payment of capital lease obligations of $0.2 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2018. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contract with Customers (Topic 606). We also adopted ASU 2016-1, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities. The effects of these adoptions are discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended March 31,
	2018	2017
Revenue	100%	100%
Cost of revenue	46	43
Gross profit	54	57
Operating expenses:
Research and development	71	43
Sales and marketing	19	12
General and administrative	10	7
Total operating expenses	100	62
Loss from operations	(46)	(5)
Interest expense	(13)	(8)
Other income	7	1
Loss before income taxes	(52)	(12)
Provision (benefit) for income taxes	(14)	—
Net loss	(38%)	(12%)

Comparison of Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$60,136	$93,584	$(33,448)	(36%	)

Total revenue for the three months ended March 31, 2018 decreased by $33.4 million primarily due to a decline in amplifier and driver products by $45.0 million offset primarily by increase in ColorZ and optical phy product revenue. The decline in amplifier and driver products was approximately 70% driven by China original equipment manufacturers (OEMs) due to an oversupply which peaked in the three months ended March 31, 2017. The remaining 30% decline came from North American and European OEM’s which also reflected a similar market weakness in communication products in three months ended March 31, 2018 compared to three months ended March 31, 2017.  We also saw a decrease in average selling price (ASP) of 57%, partially offset by 48% increase in number of units sold.  The ASP decreased by 57% primarily due to product mix. Legacy products contributed to the significant decline in ASP because of larger shipments to customers due to end of life programs we initiated in 2017. If we remove the impact of the end of life programs, the average ASP was down 5% and the volume was down 38% for the three months ended March 31, 2018, consistent with the discussion above regarding the amplifier and driver products in the communication markets.  The sales volumes were up in particular due to announced end of life programs on the legacy components.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$27,590	$40,071	$(12,481)	(31%)
Gross profit	32,546	53,513	$(20,967)	(39%)
Gross profit as a percentage of revenue	54%	57%	—	(3%)

Cost of revenue and gross profit decreased by $12.5 million and $21.0 million, respectively for the three months ended March 31, 2018 compared to the prior year primarily due to lower level of sales. In addition, cost of revenue decreased due to amortization of inventory fair value step-up from ClariPhy acquisition of $5.3 million for the three months ended March 31, 2017. Gross profit, as a percentage of revenue decreased mainly due to lower revenue and change in product mix.

Research and Development

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$42,938	$40,288	$2,650	7%

Research and development expense for the three months ended March 31, 2018 increased by $2.7 million, primarily due to an increase in stock-based compensation of $2.6 million as a result of new grants. Depreciation and allocated expenses increased by $1.3 million due to an increase in equipment and research and development activities. These increases were partially offset by decrease in testing, laboratory supplies, packaging and pre-production engineering mask costs by $0.7 million and consultants by $0.6 million due to cost reduction efforts implemented during the three months ended March 31, 2018.

 Sales and Marketing

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$11,342	$10,941	$401	4%

Sales and marketing expense for the three months ended March 31, 2018 increased primarily due to an increase in stock-based compensation of $1.6 million due to new grants, partially offset by decrease in sales commission of $0.5 million due to lower revenue.

General and Administrative

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$6,218	$6,795	$(577)	(8%	)

General and administrative expenses for the three months ended March 31, 2018 decreased by $0.6 million primarily due to a decrease in accounting, legal and consulting fees of $0.8 million related to acquisition of ClariPhy.  In addition, we did not accrue employee bonus in the three months ended March 31, 2018, which resulted in a decrease in salary and bonus by $0.6 million.  The decreases are partially offset by increase in stock-based compensation of $1.2 million due to new grants.

Provision for Income Tax

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision (benefit) for income tax	$(8,261)	$452	$(8,713)	N/M

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three months ended March 31, 2018 from our U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute our March 31, 2018 interim tax provision. For the three months ended March 31, 2017, we determined our interim provision using a separate effective tax rate for the U.S. jurisdiction.

The income tax benefit of $8.3 million for the three months ended March 31, 2018 reflects an effective tax rate of 26%. The effective tax rate for the three months ended March 31, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and the international provisions from the Tax Act. The income tax benefit for the three months ended March 31, 2018, primarily consist of the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

The income tax provision of $0.5 million for the three months ended March 31, 2017 reflects an effective tax rate of (4%). The effective tax rate for the three months ended March 31, 2017 differed from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and investments in marketable securities of $394.2 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment and business acquisition. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debts, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$17,194	$18,508
Net cash provided by (used in) investing activities	(38,575)	5,941
Net cash provided by (used in) financing activities	2,031	(1,757)
Net increase (decrease) in cash and cash equivalents	$(19,350)	$22,692

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2018 primarily reflected depreciation and amortization of $18.9 million, stock-based compensation expense of $14.6 million, accretion of convertible debt and amortization of issuance expenses of $6.3 million, decrease in accounts receivable of $19.1 million and increase in accounts payable of $0.8 million, partially offset by a net loss of $23.0 million, deferred income taxes of $9.2 million, net unrealized gain on equity investments of $3.0 million, increase in inventory of $3.0 million, decrease in accrued expenses of $3.9 million, and change in income tax payable/receivable of $0.7 million. Our accounts receivable decreased due mainly to collections. Our inventory and accounts payable increased due to increased production volume for shipment in the second quarter of 2018. Our accrued expenses decreased mainly due to the timing of payment of employee-related expenses.

Net cash provided by operating activities during the three months ended March 31, 2017 primarily reflected depreciation and amortization of $19.2 million, stock-based compensation expense of $9.2 million, accretion of convertible debt and amortization of issuance expenses of $5.9 million, an increase in accounts payable of $3.4 million and a decrease in prepaid expenses and other assets of $3.0 million, partially offset by a net loss of $11.3 million, an increase in accounts receivable of $2.7 million, and decreases in accrued expenses of $4.8 million and other liabilities of $4.6 million. Our accounts payable increased due to increased production volume. Our prepaid expenses and other assets decreased mainly due to receipt of funds from escrow related to the ClariPhy acquisition. Our accounts receivable increased due to higher product shipments to customers. Our accrued expenses decreased mainly due to the timing of payment of employee-related expenses. Our current liabilities decreased due to settlement of a liability related to the ClariPhy acquisition and payment to Rambus Inc.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 primarily consisted of purchases of marketable securities of $86.2 million, purchases of property and equipment of $14.5 million, purchases of equity investments of $12.8 million, and payment of debt related to purchase of intangible assets of $6.3 million, partially offset by proceeds from maturities and sales of marketable securities of $78.7 million and proceeds from sale of equity investment of $2.4 million.

Net cash provided by investing activities during the three months ended March 31, 2017 primarily consisted of proceeds from maturities and sales of marketable securities of $83.2 million, partially offset by purchases of marketable securities of $59.8 million, purchases of property and equipment of $11.4 million, remaining payment to shareholders of ClariPhy of $1.8 million and payment of debt related to purchase of intangible assets of $4.3 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 primarily consisted of proceeds from exercise of stock options and employee stock purchase plan of $4.0 million and repayment of long-term loan provided to a supplier of $0.1 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock of $1.9 million and payment of capital lease obligations of $0.2 million.

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

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of March 31, 2018 consisted of $394.2 million of cash, cash equivalents and investments in marketable securities, of which $25.4 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2018 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. See note 16 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of March 31, 2018.

 Off-Balance Sheet Arrangements

At March 31, 2018, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $394.2 million and $405.2 million at March 31, 2018 and December 31, 2017, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of March 31, 2018 consisted of money market funds, municipal bonds, corporate bonds/notes, variable rate demand notes, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of March 31, 2018, we had outstanding debt of $517.5 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

Item 1A. Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein.

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

We are also subject to export control laws, regulations and requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with the Export Administration Regulations and the International Traffic in Arms Regulations. We may not be successful in obtaining the necessary export licenses in all instances. Any limitation on our ability to export or sell our products imposed by these laws would adversely affect our business, financial condition and results of operations. For example, in April 2018, the U.S. Department of Commerce banned all exports to ZTE, a Chinese technology company. ZTE has been our customer and we expect a reduction in revenue as a result of the ban, at least in the short-term. We are currently assessing the long-term impact of this ban. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. While we are not aware of any other current or proposed export or import regulations which would materially restrict our ability to sell our products in other countries, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected. In addition, we are subject to economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. Violations of these trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In April 2018, it was reported that the U.S. Department of Justice is investigating Huawei, one of our customers, for violations of U.S. sanctions related to Iran. We are currently unable to predict the outcome of this investigation and therefore, cannot determine the likelihood of its impact on our business. However, due to the volume of our sales, directly and indirectly, to Huawei, our business, financial condition and results of operations may be materially and adversely affected.

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

10.3+	Inphi Corporation Annual Incentive Plan (incorporated by reference to exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on January 22, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

May 9, 2018