Form 10-Q
period 2018-06-30
INPHI Corp
filed 2018-08-07
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of August 3, 2018 was 43,850,494.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$155,142	$163,450
Investments in marketable securities	228,639	241,737
Accounts receivable, net	54,087	67,993
Inventories	33,849	31,721
Prepaid expenses and other current assets	13,946	12,208
Total current assets	485,663	517,109
Property and equipment, net	68,978	60,344
Goodwill	104,502	104,502
Identifiable intangible assets, net	213,754	222,933
Other assets, net	30,961	12,618
Total assets	$903,858	$917,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,219	$14,721
Deferred revenue	317	435
Accrued employee expenses	10,984	15,214
Other accrued expenses	6,042	8,290
Other current liabilities	31,907	21,387
Total current liabilities	65,469	60,047
Convertible debt	434,284	421,431
Other long-term liabilities	21,653	24,627
Total liabilities	521,406	506,105
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 43,814,343 and 42,780,229 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	44	43
Additional paid-in capital	507,575	484,934
Accumulated deficit	(125,600)	(74,145)
Accumulated other comprehensive income	433	569
Total stockholders’ equity	382,452	411,401
Total liabilities and stockholders’ equity	$903,858	$917,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$69,814	$84,423	$129,950	$178,007
Cost of revenue	30,203	36,588	57,793	76,659
Gross profit	39,611	47,835	72,157	101,348
Operating expenses:
Research and development	42,804	39,437	85,742	79,725
Sales and marketing	10,311	10,539	21,653	21,480
General and administrative	8,415	5,798	14,633	12,593
Total operating expenses	61,530	55,774	122,028	113,798
Loss from operations	(21,919)	(7,939)	(49,871)	(12,450)
Interest expense	(7,953)	(7,377)	(15,668)	(14,542)
Other income, net	1,466	720	5,881	1,575
Loss before income taxes	(28,406)	(14,596)	(59,658)	(25,417)
Provision (benefit) for income taxes	58	371	(8,203)	823
Net loss	$(28,464)	$(14,967)	$(51,455)	$(26,240)

Earnings per share:
Basic earnings per share	$(0.65)	$(0.36)	$(1.19)	$(0.63)
Diluted earnings per share	$(0.65)	$(0.36)	$(1.19)	$(0.63)

Weighted-average shares used in computing earnings per share:
Basic	43,661,325	42,137,084	43,331,906	41,855,510
Diluted	43,661,325	42,137,084	43,331,906	41,855,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(28,464)	$(14,967)	$(51,455)	$(26,240)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of tax	137	(2)	(135)	224
Realized loss (gain) reclassified into earnings, net of tax	1	—	(1)	—
Comprehensive loss	$(28,326)	$(14,969)	$(51,591)	$(26,016)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(51,455)	$(26,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,445	38,807
Stock-based compensation	30,769	20,475
Deferred income taxes	(8,598)	18
Accretion of convertible debt and amortization of debt issuance costs	12,853	11,968
Net unrealized gain on equity investments	(2,857)	—
Amortization of premium (discount) on marketable securities	(190)	724
Other noncash items	373	(52)
Changes in assets and liabilities:
Accounts receivable	13,906	(12,714)
Inventories	(2,128)	(2,417)
Prepaid expenses and other assets	(4,160)	402
Income tax payable/receivable	(1,420)	468
Accounts payable	316	4,450
Accrued expenses	(6,408)	(3,674)
Deferred revenue	(118)	2,146
Other liabilities	7,784	(4,727)
Net cash provided by operating activities	26,112	29,634

Cash flows from investing activities
Purchases of property and equipment	(17,718)	(18,309)
Purchases of marketable securities	(124,826)	(105,439)
Sales of marketable securities	3,681	35,270
Maturities of marketable securities	134,155	102,230
Payment of debt related to purchase of intangible assets	(11,259)	(9,544)
Remaining payment related to acquisition of business	—	(1,800)
Purchase of equity investment	(12,811)	—
Proceeds from sale of equity investment	2,414	—
Other investing activity	125	100
Net cash provided by (used in) investing activities	(26,239)	2,508

Cash flows from financing activities
Proceeds from exercise of stock options	489	1,485
Proceeds from employee stock purchase plan	3,704	2,814
Payment of capital lease obligations	(296)	(421)
Repayment of long-term loan	216	180
Minimum tax withholding paid on behalf of employees for restricted stock units	(12,294)	(18,777)
Net cash used in financing activities	(8,181)	(14,719)
Net increase (decrease) in cash and cash equivalents	(8,308)	17,423
Cash and cash equivalents at beginning of period	163,450	144,867
Cash and cash equivalents at end of period	$155,142	$162,290

Supplemental cash flow information:
Income taxes paid	$1,808	$332
Interest paid	2,837	2,300
Supplemental disclosure of non-cash investing and financing activities:
Intangible assets financed with debt	18,468	2,433

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

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2018, and its consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted this guidance starting January 1, 2018 and concluded that there was no cumulative effect adjustment. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (referred to as the measurement alternative). See Note 4 of the condensed consolidated financial statements for further details.

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

In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. The guidance is effective for calendar year-end public companies in 2018. The adoption of this guidance did not have a material impact to the consolidated statements of cash flows.

In January 2017, the FASB issued guidance on classifying the definition of a business. This guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for calendar year-end public companies in 2018. The adoption of this standard did not have a material impact to the consolidated financial statements.

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

In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The guidance is effective for calendar year-end beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued guidance to eliminate the separate guidance applicable to share-based payments to nonemployees. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The new guidance will also require recognition of compensation cost for awards with performance conditions when achievement of those conditions are probable, rather than upon their achievement. Further, the new guidance will eliminate the requirement to reassess the classification of nonemployee awards under the financial instruments literature upon vesting. Under the guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The guidance will be effective for calendar year-end beginning after December 15, 2018. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

3. Revenue

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contract with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of this guidance resulted in no cumulative effect adjustment as of January 1, 2018. Starting January 1, 2018, the Company recognizes revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). The impact to revenue for the three and six months ended June 30, 2018 was an increase of $387 and $3,173, respectively. The impact to cost of revenue for the three and six months ended June 30, 2018 was an increase of $88 and $542, respectively. The deferred revenue and inventories decreased by $3,173 and $542 as of June 30, 2018, respectively. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior periods will not be retrospectively adjusted and continue to be reported in accordance with the Company’s historic revenue recognition accounting.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recognizes revenue when the control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for such goods or services.

The following table shows revenue by geography, based on the shipping location of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
China	$25,304	$22,835	$38,987	$60,555
United States	18,561	18,834	46,963	31,043
Singapore	225	10,221	1,156	14,522
Thailand	12,895	9,885	16,120	23,738
Japan	2,418	9,960	4,141	20,654
Other	10,411	12,688	22,583	27,495
	$69,814	$84,423	$129,950	$178,007

Product Revenue

The Company’s products are fully functional at the time of shipment and do not require additional production, modification, or customization. The Company recognizes revenue upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer, net of accruals for estimated sales returns and allowances. Sales and other taxes the Company collects are excluded from revenue. The fee is based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other persuasive evidence of an arrangement. Certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. The Company estimates the extent of these distributor price discounts at each reporting period to reduce accounts receivable and revenue. Although the Company accrues an estimate of distributor price discount, the Company does not issue these discounts to the distributor until the inventory is sold to the distributors' customers. As of June 30, 2018, the estimated price discount was $682. Payment terms of customers are typically 30 to 60 days after invoice date. The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

4. Investments

The following table summarizes the investments by investment category:

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
Municipal bonds	$19,599	$19,562	$27,725	$27,657
Corporate notes/bonds	138,357	138,066	146,549	146,401
Variable rate demand notes	3,500	3,500	3,500	3,500
Commercial paper	42,628	42,627	57,006	56,994
Asset backed securities	24,935	24,884	7,197	7,185
Total investments	$229,019	$228,639	$241,977	$241,737

As of June 30, 2018, the Company had 84 investments that were in an unrealized loss position. The gross unrealized losses on these investments at June 30, 2018 of $429 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at June 30, 2018 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$157,104	$156,919
Due between one and five years	68,415	68,220
Due after five years	3,500	3,500
	$229,019	$228,639

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of June 30, 2018 was $1,803 and $192, respectively. This investment is presented as Other assets, net on the condensed consolidated balance sheet.

The Company has non-marketable equity investments in privately held companies without readily determinable market values. Prior to January 1, 2018, the Company accounted for non-marketable equity investments at cost less impairment. Realized gains and losses on non-marketable equity investments sold or impaired were recognized in Other income, net. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which changed the way the Company accounts for non-marketable equity investments. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income, net. There was no cumulative effect adjustment upon adoption of this guidance. As of June 30, 2018, non-marketable equity investments had a carrying value of approximately $23,866, of which $6,066 was remeasured to fair value based on observable transaction during the six months ended June 30, 2018. These investments are presented as Other assets, net on the condensed consolidated balance sheet. The unrealized gain recorded in other income and included as adjustment to the carrying value of non-marketable equity investments held as of June 30, 2018 was $3,066 for the six months ended June 30, 2018.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Inventories

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$15,134	$12,267
Work in process	13,826	13,800
Finished goods	4,889	5,654
	$33,849	$31,721

6. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Laboratory and production equipment	$112,121	$94,609
Office, software and computer equipment	28,894	28,594
Furniture and fixtures	1,530	1,698
Leasehold improvements	7,592	7,250
	150,137	132,151
Less accumulated depreciation	(81,159)	(71,807)
	$68,978	$60,344

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2018 was $4,753 and $9,796, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2017 was $5,028 and $9,899, respectively.

As of June 30, 2018 and December 31, 2017, computer software costs included in property and equipment was $7,236 and $7,181, respectively. Amortization expense of capitalized computer software costs was $159 and $345 for the three and six months ended June 30, 2018, respectively. Amortization expense of capitalized computer software costs was $262 and $539 for the three and six months ended June 30, 2017, respectively.

Property and equipment not yet paid as of June 30, 2018 and December 31, 2017 was $4,426 and $3,339, respectively.

The Company leases certain equipment under capital lease agreements. Assets held under capital leases are included in property and equipment above. Gross amount and accumulated depreciation of assets under capital lease as of June 30, 2018 was $3,639 and $1,329, respectively. Gross amount and accumulated depreciation of assets under capital lease as of December 31, 2017 was $3,639 and $898, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The minimum lease payments under capital leases as of June 30, 2018 are as follows:

2018 (remaining)	$300
2019	501
2020	364
2021	94
Total minimum lease payments	1,259
Less: Amount representing interest	159
Minimum lease payments, net of interest	$1,100

7. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$126,300	$66,931	$59,369	$126,300	$53,533	$72,767
Customer relationships	70,540	16,818	53,722	70,540	11,954	58,586
Trade name	2,310	1,119	1,191	2,310	888	1,422
Patents	1,579	811	768	1,579	734	845
Software	62,841	24,637	38,204	47,039	18,226	28,813
In-process research and development	60,500	—	60,500	60,500	—	60,500
	$324,070	$110,316	$213,754	$308,268	$85,335	$222,933

The in-process research and development is expected to be completed in the second half of 2018.

The following table presents amortization of intangible assets for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$6,699	$7,249	$13,398	$14,499
Research and development	4,524	4,515	9,079	9,221
Sales and marketing	2,432	2,432	4,864	4,864
General and administrative	152	163	308	324
	$13,807	$14,359	$27,649	$28,908

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Based on the amount of intangible assets subject to amortization at June 30, 2018, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2018 (remaining)	$28,612
2019	54,704
2020	26,741
2021	20,787
2022	12,161
Thereafter	10,249
$153,254

The weighted-average amortization periods remaining by intangible asset category are as follows (in years):

Developed technology	2.7
Customer relationship	5.5
Trade name	3.0
Patents	8.3
Software	2.1

8. Product Warranty Obligation

As of June 30, 2018 and December 31, 2017, the product warranty liability was $110. There was no change in product warranty liability during the three and six months ended June 30, 2018 and 2017.

9. Convertible debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share. The total interest expense recognized for the three months ended June 30, 2018 was $3,564, which consists of $646 of contractual interest expense, $2,677 of amortization of debt discount and $241 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2018 was $7,033, which consists of $1,286 of contractual interest expense, $5,272 of amortization of debt discount and $475 of amortization of debt issuance costs. The total interest expense recognized for the three months ended June 30, 2017 was $3,360, which consists of $645 of contractual interest expense, $2,490 of amortization of debt discount and $225 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2017 was $6,632, which consists of $1,285 of contractual interest expense, $4,905 of amortization of debt discount and $442 of amortization of debt issuance costs.

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

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (Convertible Notes 2016, and together with the Convertible Notes 2015, the Convertible Notes). The Convertible Notes 2016 will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share. The total interest expense recognized for the three months ended June 30, 2018 was $4,138, which consists of $533 of contractual interest expense, $3,332 of amortization of debt discount and $273 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2018 was $8,172, which consists of $1,066 of contractual interest expense, $6,568 of amortization of debt discount and $538 of amortization of debt issuance costs. The total interest expense recognized for the three months ended June 30, 2017 was $3,892, which consists of $533 of contractual interest expense, $3,104 of amortization of debt discount and $255 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2017 was $7,686, which consists of $1,065 of contractual interest expense, $6,120 of amortization of debt discount and $501 of amortization of debt issuance costs.

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

10. Other liabilities

Other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
Obligations under capital lease	$483	$539
Intangible asset liability	20,827	16,892
Settlement claim liability	8,114	—
Others	2,483	3,956
	$31,907	$21,387

Other long-term liabilities consist of the following:

	June 30, 2018	December 31, 2017
Deferred rent	$1,394	$1,487
Income tax payable	736	830
Obligations under capital lease	617	857
Intangible asset liability	17,719	14,445
Deferred tax liabilities	—	6,146
Others	1,187	862
	$21,653	$24,627

11. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and six months ended June 30, 2018 and 2017 from its U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s interim tax provision.

The Company recorded an income tax provision (benefit) of $58 and ($8,203) in the three and six months ended June 30, 2018, respectively. The effective tax rates were (0.2%) and 13.7% in the three and six months ended June 30, 2018, respectively. The difference between the effective tax rates and the 21% federal statutory rate and the 34% federal statutory rate in the three and six months ended June 30, 2018 and 2017, respectively, resulted primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and the international provisions from the Tax Act enacted in December 2017. The income tax expense for the three months ended June 30, 2018, included an accrual for unrecognized tax benefit for foreign taxes. The income tax benefit for the six months ended June 30, 2018, primarily consists of the partial release of federal valuation allowance resulting from the anticipated transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recorded an income tax provision of $371 and $823 in the three and six months ended June 30, 2017, respectively. The effective tax rate for both the three and six months ended June 30, 2017 was (3%). The difference between the effective tax rates and the 34% federal statutory rate was primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

 During the three and six months ended June 30, 2018, the gross amount of the Company’s unrecognized tax benefits increased approximately $2,949 and $4,209, respectively, primarily as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of June 30, 2018, if recognized, would affect the Company’s effective tax rate before offset by valuation allowance. However, as a significant amount of the Company’s unrecognized tax benefits is recorded against deferred tax asset, a recognition of such unrecognized benefits would be offset by an increase in valuation allowance, resulting in no net effect on the effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $61 due to expiration of statute of limitations on certain foreign income taxes.

The Company is currently under examination by the Inland Revenue Authority of Singapore (“IRAS”) for the years 2010, 2011 and 2012. The audit adjustment made by IRAS to date generally affected only the timing of certain deductions claimed in those years and had no net effect on the Company’s income statement. IRAS is still in the process of examining the valuation of certain intangible assets transferred to Singapore during the years under audit, which may affect the deduction of related amortization in the subsequent years. As of the report date, the examination is ongoing.

The Tax Act made significant changes to U.S. federal corporate taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries as of December 31, 2017, and inclusion of global intangible low-tax income (“GILTI”) earned by certain foreign subsidiaries. During the three and six months ended June 30, 2018, there were no changes made to the provisional estimates that were recorded in the fourth quarter of 2017. The Company will continue to analyze the effects of the Tax Act on the condensed consolidated financial statements.

In January 2018, the FASB released guidance on the accounting for tax on the GILTI inclusion. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or account for GILTI as a period cost in the year the tax is incurred. The Company has not made an election. The Company continues to evaluate the impact of the Tax Act, including provisions impacting certain foreign income, such as a GILTI tax and a deduction for foreign derived intangible income. During the three and six months ended June 30, 2018, these items did not result in an impact to the Company’s effective tax rate.

12. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock options	1,197,891	1,436,718	1,237,305	1,504,466
Unvested restricted stock unit	2,993,650	2,591,673	2,857,301	3,365,095
Convertible debt	10,830,038	10,830,038	10,830,038	10,830,038
	15,021,579	14,858,429	14,924,644	15,699,599

13. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The compensation committee of the Board administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At June 30, 2018, 4,342,913 shares of common stock have been reserved for future grants under the 2010 Plan.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock Option Awards

The Company did not grant any stock options during the three and six months ended June 30, 2018 and 2017.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,346,863	$11.67	3.26	$33,578
Exercised	(158,304)	3.09
Outstanding at June 30, 2018	1,188,559	$12.81	3.11	$23,531
Vested and exercisable at June 30, 2018	1,188,559	$12.81	3.11	$23,531

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $3,711 and $8,635, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $489 and $1,485, respectively, for the six months ended June 30, 2018 and 2017.

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

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	3,987,552	$34.48
Granted	2,043,687	31.56
Vested	(1,092,258)	28.72
Canceled	(388,410)	37.65
Outstanding at June 30, 2018	4,550,571	$34.28
Expected to vest at June 30, 2018	4,416,021

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the six months ended June 30, 2018 was 87,830. As of June 30, 2018, the total performance-based units outstanding was 128,359.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 1,750,000 shares. The total common stock issued under the ESPP during the six months ended June 30, 2018 and 2017 was 177,771 and 78,348, respectively.

The fair value of the ESPP is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	1.79%	0.65%
Expected life (in years)	0.49	0.50
Dividend yield	—	—
Expected volatility	48%	38%
Estimated fair value	$7.42	$12.58

 Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses
Cost of goods sold	$605	$537	$1,174	$1,098
Research and development	9,741	7,274	18,239	13,189
Sales and marketing	3,241	2,119	6,483	3,801
General and administrative	2,629	1,315	4,873	2,387
	$16,216	$11,245	$30,769	$20,475

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at June 30, 2018, prior to the consideration of expected forfeitures, is approximately $152,507 and is expected to be recognized over a weighted-average period of 2.77 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and six months ended June 30, 2018.

The Convertible Notes are carried on the consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of June 30, 2018 and December 31, 2017, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The following table presents information about assets required to be carried at fair value on a recurring basis:

June 30, 2018	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$5,465	$61	$5,404
Commercial paper	94,056	—	94,056
Investment in marketable securities:
Municipal bonds	19,562	—	19,562
Corporate notes/bonds	138,066	—	138,066
Variable rate demand notes	3,500	—	3,500
Asset backed securities	24,884	—	24,884
Commercial paper	42,627	—	42,627
	$328,160	$61	$328,099

Liabilities
Convertible Notes	$519,327	$—	$519,327

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

December 31, 2017	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$3,332	$31	$3,301
Municipal bonds	999	—	999
Corporate notes/bonds	2,608	—	2,608
Commercial paper	76,456	—	76,456
Investment in marketable securities:
Municipal bonds	27,657	—	27,657
Corporate notes/bonds	146,401	—	146,401
Variable rate demand notes	3,500	—	3,500
Asset backed securities	7,185	—	7,185
Commercial paper	56,994	—	56,994
	$325,132	$31	$325,101

Liabilities
Convertible Notes	$555,200	$—	$555,200

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
China	$25,304	$22,835	$38,987	$60,555
United States	18,561	18,834	46,963	31,043
Singapore	225	10,221	1,156	14,522
Thailand	12,895	9,885	16,120	23,738
Japan	2,418	9,960	4,141	20,654
Other	10,411	12,688	22,583	27,495
	$69,814	$84,423	$129,950	$178,007

As of June 30, 2018, $31,764 of long-lived tangible assets are located outside the United States, of which $28,073 are located in Taiwan. As of December 31, 2017, $8,695 of long-lived tangible assets are located outside the United States, of which $4,647 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of June 30, 2018, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2018 (remaining)	$3,223
2019	5,623
2020	2,838
2021	1,981
2022	1,723
Thereafter	3,319
$18,707

For the three and six months ended June 30, 2018, lease operating expense was $1,708 and $3,448, respectively. For the three and six months ended June 30, 2017, lease operating expense was $1,744 and $3,366, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture its wafers. These subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of June 30, 2018, the total value of open purchase orders for wafers was approximately $6,617. As of June 30, 2018, the Company has a commitment to pay $1,339 for software licenses and $560 for mask costs.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company entered into settlement agreements related to claims by certain customers of ClariPhy Communications Inc. (ClariPhy) associated with contracts entered prior to the acquisition date under which the Company will pay $8,000 to the customers. The Company also entered into an agreement with former shareholders of ClariPhy that entitles the Company to recover $4,875 from the escrow set up as part of the ClariPhy acquisition. The Company recorded a charge of $2,125, net of amount previously accrued, during the three and six months ended June 30, 2018 included in General and administrative expenses in the condensed consolidated statements of income (loss).

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2018 and December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, enhancements of existing products, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, increase in headcount, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, competition, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this report, including the risks set forth under Part II, “Item 1A, Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

     A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Quarterly Update

As discussed in more detail below, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, we delivered the following financial performance:

•

Revenue decreased by $14.6 million, or 17.3%, to $69.8 million in the three months ended June 30, 2018. In the six months ended June 30, 2018, revenues decreased by $48.1 million, or 27.0%, to $129.9 million.

•

Gross profit as a percentage of revenue was consistent at 56.7% in the three months ended June 30, 2018 and 2017. In the six months ended June 30, 2018, gross profit as a percentage of revenue slightly decreased to 55.5% from 56.9%.

•

Total operating expenses increased by $5.8 million, or 10.3%, to $61.5 million in the three months ended June 30, 2018. In the six months ended June 30, 2018, total operating expenses increased by $8.2 million, or 7.2%, to $122.0 million.

•

Loss from operations increased by $14.0 million to $21.9 million in the three months ended June 30, 2018. In the six months ended June 30, 2018, loss from operations increased by $37.4 million to $49.9 million.

•	Loss per share increased to $0.65 from $0.36 in the three months ended June 30, 2018. In the six months ended June 30, 2018, loss per share increased to $1.19 from $0.63.

The decrease in our revenue for the three and six months ended June 30, 2018 was primarily the result of a lower level of consumption of our long haul and metro products as well as our Cortina legacy products.

The decrease in gross profit as a percentage of revenue in the six months ended June 30, 2018 was due to change in product mix and lower revenue.

Total operating expenses for the three and six months ended June 30, 2018 increased year-over-year primarily due to an increase in stock-based compensation expense as a result of higher equity awards. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted loss per share increased primarily due to lower revenue, increase in operating expenses, partially offset by benefit for income tax due to partial release of valuation allowance.

Our cash and cash equivalents were $155.1 million at June 30, 2018, compared with $163.4 million at December 31, 2017. Cash provided by operating activities was $26.1 million during the six months ended June 30, 2018 compared to $29.6 million during the six months ended June 30, 2017. Cash used in investing activities during the six months ended June 30, 2018 was $26.2 million primarily due to purchases of marketable securities of $124.8 million, purchases of property and equipment of $17.7 million, purchase of equity investment of $12.8 million, and payment of debt related to purchase of intangible assets of $11.3 million, partially offset by sales and maturities of marketable securities totaling $137.8 million and proceeds from sale of equity investment of $2.4 million. Cash used in financing activities was $8.2 million primarily due to minimum tax withholding paid on behalf of employees of $12.3 million, partially offset by proceeds from employee stock purchase plan and exercise of stock options of $4.2 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2018. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contract with Customers (Topic 606). We also adopted ASU 2016-1, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities. The effects of these adoptions are discussed in Note 2 of notes to our unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	43	43	44	43
Gross profit	57	57	56	57
Operating expenses:
Research and development	61	47	66	45
Sales and marketing	15	12	17	12
General and administrative	12	7	11	7
Total operating expenses	88	66	94	64
Loss from operations	(31)	(9)	(38)	(7)
Interest expense	(11)	(9)	(12)	(8)
Other income	1	—	4	—
Loss before income taxes	(41)	(18)	(46)	(15)
Provision (benefit) for income taxes	—	—	(6)	—
Net loss	(41% )	(18% )	(40% )	(15% )

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$69,814	$84,423	$(14,609)	(17%	)

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$129,950	$178,007	$(48,057)	(27%	)

Revenue for the three and six months ended June 30, 2018 decreased compared to corresponding 2017 periods mainly due to decrease in number of units sold, partially offset by increase in average selling price (ASP).  Revenue for the three months ended June 30, 2018 decreased by $14.6 million primarily due to decline in revenue from Cortina legacy and transport products by $7.3 million and long haul and metro products by $9.3 million.  The decreases are partially offset by an increase in consumption of our data center products by $1.9 million.  The ASP for the three months ended June 30, 2018 increased by 211% due to a decrease in the number of units sold of lower ASP products such as Cortina legacy and transport.  Revenue for the six months ended June 30, 2018 decreased by $48.1 million primarily due to decline in revenue from long haul and metro products by $56.4 million and Cortina legacy and transport products by $8.5 million.  The decreases are partially offset by an increase in revenue from data center products by $16.9 million.  The ASP for the six months ended June 30, 2018 slightly decreased by 2.6% due to product mix.  The decline in revenue from long haul and metro products was partly driven by China original equipment manufacturers (OEMs) due to an oversupply which peaked in 2017.  The remaining decline in revenue came from North American and European OEM’s which also reflected a similar market weakness in communication products.  The decline in revenue from Cortina legacy and transport products was due to end of life programs for certain older products initiated in 2017, the last shipments of which were made in the first quarter of 2018.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$30,203	$36,588	$(6,385)	(17%	)
Gross profit	$39,611	$47,835	$(8,224)	(17%	)
Gross profit as a percentage of revenue	57%	57%	—	—

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$57,793	$76,659	$(18,866)	(25%	)
Gross profit	$72,157	$101,348	$(29,191)	(29%	)
Gross profit as a percentage of revenue	56%	57%	—	(1%	)

Cost of revenue and gross profit for the three and six months ended June 30, 2018, decreased compared to the corresponding 2017 periods primarily due to decrease in revenue as discussed above. Gross profit as a percentage of revenue for both the three and six months ended June 30, 2018 were comparable to corresponding 2017 periods.

Research and Development

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$42,804	$39,437	$3,367	9%

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$85,742	$79,725	$6,017	8%

Research and development expenses for the three and six months ended June 30, 2018 increased compared to the corresponding 2017 periods primarily due to an increase in equity awards, which resulted in a $2.5 million and $5.1 million increase in stock-based compensation expense, respectively. In addition, for the three months and six months ended June 30, 2017, we recorded reimbursement from a customer related to research and development of $3.0 million and none in 2018. Depreciation and allocated expenses increased by $0.7 million and $2.1 million during the three and six months ended June 30, 2018, respectively, due to an increase in equipment and higher engineering activities of operations group. These increases were partially offset by decrease in testing, laboratory supplies, pre-production engineering mask cost and consulting expenses by $1.5 million and $2.9 million during the three and six months ended June 30, 2018, respectively, due to cost reduction efforts implemented. In addition, salary and employee benefits decreased by $1.4 million and $1.3 million during the three and six months ended June 30, 2018, respectively, due to reduction in employee headcount as a result of restructuring and vacation usage. The increase in research and development expense was primarily driven by our strategy to continue to expand our product offerings and enhance our existing product offerings.

Sales and Marketing

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$10,311	$10,539	$(228)	(2%	)

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$21,653	$21,480	$173	1%

Sales and marketing expenses for the three and six months ended June 30, 2018 were comparable to corresponding 2017 periods. For the three and six months ended June 30, 2018, personnel costs, including stock-based compensation expense, increased by $0.3 million and $1.5 million, respectively, due to higher equity awards. The increase was offset by decrease in commission and allocated expenses by $0.2 million and $0.9 million for the three and six months ended June 30, 2018, respectively, due to lower revenue and cost reduction efforts implemented.

General and Administrative

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$8,415	$5,798	$2,617	45%

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$14,633	$12,593	$2,040	16%

General and administrative expenses for the three and six months ended June 30, 2018 increased compared to the corresponding 2017 periods due to a loss recorded during the three months ended June 30, 2018 on a settlement of $2.1 million for claims related to the ClariPhy acquisition. The settlement made up approximately 30% of a larger loss due to the termination of various engineering contracts for product customizations entered prior to the acquisition. The remaining loss was absorbed by the former shareholders of ClariPhy through the escrow set up as part of ClariPhy acquisition. The escrow fund has a remaining balance of approximately $10.0 million to address certain other claims related to the acquisition up until December 12, 2018. Such claims may not be resolved until after December 12, 2018, at which time the balance of the escrow fund may be released.  In addition, salaries and stock-based compensation increased by $1.1 million and $1.7 million for the three and six months ended June 30, 2018, respectively, due mainly to higher equity awards.  The increases were partially offset by decrease in professional and consulting fees by $0.1 million and $1.0 million during the three and six months ended June 30, 2018, respectively, due to higher fees in 2017 in relation to the acquisition of ClariPhy.  In addition, allocated expense decreased by $0.4 million in both three and six months ended June 30, 2018 due to cost reduction efforts implemented.

Provision (benefit) for Income Taxes

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$58	$371	$(313)	(84%	)

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(8,203)	$823	$(9,026)	N/M

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three and six months ended June 30, 2018 and 2017 from our U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s interim tax provision.

The income tax provision (benefit) of $0.06 million and ($8.2) million for the three and six months ended June 30, 2018, reflects an effective tax rate of (0.2%) and 13.7%, respectively. The effective tax rate for the three and six months ended June 30, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and the international provisions from the Tax Act. The income tax expense for the three months ended June 30, 2018, includes an accrual for unrecognized tax benefit for foreign taxes. The income tax benefit for the six months ended June 30, 2018, primarily consist of the partial release of federal valuation allowance resulting from the anticipated transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

The income tax provision of $0.4 million and $0.8 million in the three and six months ended June 30, 2017, respectively, reflects an effective tax rate of (3%). The effective tax rate for both three and six months ended June 30, 2017 differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and investments in marketable securities of $383.8 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$26,112	$29,634
Net cash provided by (used in) investing activities	(26,239)	2,508
Net cash used in financing activities	(8,181)	(14,719)
Net increase (decrease) in cash and cash equivalents	$(8,308)	$17,423

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2018 primarily reflected depreciation and amortization of $37.4 million, stock-based compensation expense of $30.8 million, accretion of convertible debt and amortization of issuance expenses of $12.9 million, decrease in accounts receivable of $13.9 million and increase in other liabilities of $7.8 million, partially offset by a net loss of $51.5 million, deferred income taxes of $8.6 million, net unrealized gain on equity investments of $2.9 million, increases in inventory of $2.1 million and prepaid expenses and other assets of $4.2 million, decrease in accrued expenses of $6.4 million, and change in income tax payable/receivable of $1.4 million. Our accounts receivable decreased due mainly to collections. Other liabilities increased due mainly to amounts payable related to settlement of claims related to the ClariPhy acquisition. Our inventory increased in the first quarter due to lower shipments, which was then partially absorbed by second quarter shipments. Our prepaid expenses and other assets increased due to receivable from escrow related to settlement of claims related to the ClariPhy acquisition. Our accrued expenses decreased mainly due to the timing of payment of employee-related expenses.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 primarily consisted of purchases of marketable securities of $124.8 million, purchases of property and equipment of $17.7 million, purchases of equity investments of $12.8 million, and payment of debt related to purchase of intangible assets of $11.3 million, partially offset by proceeds from maturities and sales of marketable securities of $137.8 million and proceeds from sale of equity investment of $2.4 million.

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

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2018 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock of $12.3 million and payment of capital lease obligations of $0.3 million, partially offset by proceeds from exercise of stock options and employee stock purchase plan of $4.2 million and repayment of long-term loan provided to a supplier of $0.2 million.

Net cash used in financing activities during the six months ended June 30, 2017 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $18.8 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $4.3 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of June 30, 2018 consisted of $383.8 million of cash, cash equivalents and investments in marketable securities, of which $23.1 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2018 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. See Note 16 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of June 30, 2018.

Off-Balance Sheet Arrangements

At June 30, 2018, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See Note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $383.8 million and $405.2 million at June 30, 2018 and December 31, 2017, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of June 30, 2018 consisted of money market funds, municipal bonds, corporate bonds/notes, variable rate demand notes, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of June 30, 2018, we had outstanding debt of $517.5 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is set forth under Note 16 of the notes to our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, and is hereby incorporated by reference herein. For an additional discussion of certain risks associated with legal proceedings, see Item 1A. Risk Factors, below.

Item 1A. Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018.

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

August 7, 2018