Form 10-Q
period 2018-09-30
INPHI Corp
filed 2018-11-07
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of November 1, 2018 was 44,111,553.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$172,420	$163,450
Investments in marketable securities	222,561	241,737
Accounts receivable, net	48,440	67,993
Inventories	34,124	31,721
Prepaid expenses and other current assets	8,402	12,208
Total current assets	485,947	517,109
Property and equipment, net	67,469	60,344
Goodwill	104,502	104,502
Identifiable intangible assets, net	196,533	222,933
Other assets, net	30,929	12,618
Total assets	$885,380	$917,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,257	$14,721
Deferred revenue	300	435
Accrued employee expenses	9,173	15,214
Other accrued expenses	5,193	8,290
Other current liabilities	23,499	21,387
Total current liabilities	52,422	60,047
Convertible debt	440,997	421,431
Other long-term liabilities	14,694	24,627
Total liabilities	508,113	506,105
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 44,027,738 and 42,780,229 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	44	43
Additional paid-in capital	524,915	484,934
Accumulated deficit	(148,265)	(74,145)
Accumulated other comprehensive income	573	569
Total stockholders’ equity	377,267	411,401
Total liabilities and stockholders’ equity	$885,380	$917,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$78,009	$84,511	$207,959	$262,518
Cost of revenue	34,547	42,440	92,340	119,099
Gross profit	43,462	42,071	115,619	143,419
Operating expenses:
Research and development	41,558	78,849	127,300	158,574
Sales and marketing	10,819	10,100	32,472	31,580
General and administrative	7,134	5,584	21,767	18,177
Total operating expenses	59,511	94,533	181,539	208,331
Loss from operations	(16,049)	(52,462)	(65,920)	(64,912)
Interest expense	(8,202)	(7,566)	(23,870)	(22,109)
Other income, net	1,383	1,080	7,264	2,656
Loss before income taxes	(22,868)	(58,948)	(82,526)	(84,365)
Benefit for income taxes	(203)	(10,182)	(8,406)	(9,359)
Net loss	$(22,665)	$(48,766)	$(74,120)	$(75,006)

Earnings per share:
Basic earnings per share	$(0.52)	$(1.15)	$(1.70)	$(1.78)
Diluted earnings per share	$(0.52)	$(1.15)	$(1.70)	$(1.78)

Weighted-average shares used in computing earnings per share:
Basic	43,934,598	42,350,313	43,535,033	42,022,272
Diluted	43,934,598	42,350,313	43,535,033	42,022,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(22,665)	$(48,766)	$(74,120)	$(75,006)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of tax	140	42	5	266
Realized gain reclassified into earnings, net of tax	—	—	(1)	—
Comprehensive loss	$(22,525)	$(48,724)	$(74,116)	$(74,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(74,120)	$(75,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,944	58,730
Stock-based compensation	47,509	32,368
Impairment of intangible assets	—	47,014
Deferred income taxes	(8,858)	(10,304)
Accretion of convertible debt and amortization of debt issuance costs	19,566	18,217
Net unrealized gain on equity investments	(2,375)	—
Amortization of premium (discount) on marketable securities	(341)	931
Other noncash items	362	(50)
Changes in assets and liabilities:
Accounts receivable	19,553	(21,576)
Inventories	(2,403)	(2,597)
Prepaid expenses and other assets	704	2,494
Income tax payable/receivable	(1,607)	(1,020)
Accounts payable	918	3,081
Accrued expenses	(9,235)	(3,836)
Deferred revenue	(135)	4,369
Other liabilities	(1,080)	(4,570)
Net cash provided by operating activities	48,402	48,245

Cash flows from investing activities
Purchases of property and equipment	(23,876)	(30,914)
Purchases of marketable securities	(177,003)	(158,244)
Sales of marketable securities	6,312	39,372
Maturities of marketable securities	190,060	139,768
Payment of debt related to purchase of intangible assets	(17,178)	(12,799)
Remaining payment related to acquisition of business	—	(1,800)
Purchase of equity investment	(12,811)	—
Proceeds from sale of discontinued operations	—	10,690
Proceeds from sale of equity investment	2,414	—
Other investing activity	125	100
Net cash used in investing activities	(31,957)	(13,827)

Cash flows from financing activities
Proceeds from exercise of stock options	522	1,514
Proceeds from employee stock purchase plan	5,906	5,776
Payment of capital lease obligations	(417)	(731)
Repayment of long-term loan	310	272
Minimum tax withholding paid on behalf of employees for restricted stock units	(13,796)	(20,248)
Net cash used in financing activities	(7,475)	(13,417)

Net increase in cash and cash equivalents	8,970	21,001
Cash and cash equivalents at beginning of period	163,450	144,867
Cash and cash equivalents at end of period	$172,420	$165,868

Supplemental cash flow information:
Income taxes paid	$2,000	$2,100
Interest paid	4,214	3,378
Supplemental disclosure of non-cash investing and financing activities:
Intangible assets financed with debt	18,611	2,808

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at September 30, 2018, and its consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted this guidance starting January 1, 2018 and concluded that there was no cumulative effect adjustment required. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (referred to as the measurement alternative). See Note 4 of the condensed consolidated financial statements for further details.

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

In June 2016, the FASB issued guidance which requires the credit losses related to debt securities classified as available-for sale to be presented as an allowance rather than as a write-down. This guidance is effective for the Company beginning after December 15, 2019. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. The guidance is effective for calendar year-end public companies in 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued guidance on classifying the definition of a business. This guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for calendar year-end public companies in 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The guidance was effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2018, the FASB issued guidance that allows an option to reclassify from accumulated other comprehensive income to retained earnings any stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act").  The guidance will be effective for fiscal years beginning after December 15, 2018, though early adoption is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued guidance to eliminate the separate guidance applicable to share-based payments to nonemployees. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The new guidance will also require recognition of compensation cost for awards with performance conditions when achievement of those conditions are probable, rather than upon their achievement.  Further, the new guidance will eliminate the requirement to reassess the classification of nonemployee awards under the financial instruments literature upon vesting.  The guidance will be effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued guidance that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements.  The new guidance will no longer require disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will require disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.  The guidance will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

 INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In August 2018, the FASB issued guidance requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which implementation costs to capitalize as assets.  Capitalized implementation costs are expensed over the term of the hosting arrangement beginning when the module or component of the hosting arrangement is ready for its intended use.   The guidance will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

3. Revenue

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contract with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of this guidance resulted in no cumulative effect adjustment as of January 1, 2018. Starting January 1, 2018, the Company recognizes revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). The impact on revenue for the three and nine months ended September 30, 2018 was an increase (decrease) of ($154) and $3,019, respectively. The impact on cost of revenue for the three and nine months ended September 30, 2018 was an increase of $5 and $548, respectively. The deferred revenue and inventories decreased by $3,019 and $548 as of September 30, 2018, respectively. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior periods will not be retrospectively adjusted and continue to be reported in accordance with the Company’s historic revenue recognition accounting.

The Company recognizes revenue when the control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for such goods or services.

The following table shows revenue by geography, based on the shipping location of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
China	$31,723	$20,435	$70,710	$80,990
United States	25,746	31,985	72,710	63,029
Thailand	10,687	14,447	26,807	38,185
Other	9,853	17,644	37,732	80,314
	$78,009	$84,511	$207,959	$262,518

Product Revenue

The Company’s products are fully functional at the time of shipment and do not require additional production, modification, or customization. The Company recognizes revenue upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer, net of accruals for estimated sales returns and allowances. Sales and other taxes the Company collects are excluded from revenue. The fee is based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other persuasive evidence of an arrangement. Certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. The Company estimates the extent of these distributor price discounts at each reporting period to reduce accounts receivable and revenue. Although the Company accrues an estimate of distributor price discount, the Company does not issue these discounts to the distributor until the inventory is sold to the distributors' customers. As of September 30, 2018, the estimated price discount was $961. Payment terms of customers are typically 30 to 60 days after invoice date. The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience.

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

4. Investments

The following table summarizes the investments by investment category:

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
Municipal bonds	$12,531	$12,491	$27,725	$27,657
Corporate notes/bonds	137,270	137,122	146,549	146,401
Variable rate demand notes	4,500	4,500	3,500	3,500
Commercial paper	34,368	34,361	57,006	56,994
Asset backed securities	34,125	34,087	7,197	7,185
Total investments	$222,794	$222,561	$241,977	$241,737

As of September 30, 2018, the Company had 77 investments that were in an unrealized loss position. The gross unrealized losses on these investments at September 30, 2018 of $315 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at September 30, 2018 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$143,077	$142,924
Due between one and five years	71,717	71,634
Due after five years	8,000	8,003
	$222,794	$222,561

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of September 30, 2018 was $1,321 and $672, respectively. This investment is presented as Other assets, net on the condensed consolidated balance sheet.

The Company has non-marketable equity investments in privately held companies without readily determinable market values. Prior to January 1, 2018, the Company accounted for non-marketable equity investments at cost less impairment. Realized gains and losses on non-marketable equity investments sold or impaired were recognized in Other income, net. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which changed the way the Company accounts for non-marketable equity investments. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income, net. There was no cumulative effect adjustment upon adoption of this guidance. As of September 30, 2018, non-marketable equity investments had a carrying value of approximately $23,866, of which $6,066 was remeasured to fair value based on observable transaction during the nine months ended September 30, 2018. These investments are presented as Other assets, net on the condensed consolidated balance sheet. The unrealized gain recorded in other income and included as adjustment to the carrying value of non-marketable equity investments held as of September 30, 2018 was $3,066 for the nine months ended September 30, 2018.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Inventories

Inventories consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$13,710	$12,267
Work in process	14,126	13,800
Finished goods	6,288	5,654
	$34,124	$31,721

6. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2018	December 31, 2017

Laboratory and production equipment	$113,707	$94,609
Office, software and computer equipment	29,619	28,594
Furniture and fixtures	1,529	1,698
Leasehold improvements	7,588	7,250
	152,443	132,151
Less accumulated depreciation	(84,974)	(71,807)
	$67,469	$60,344

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2018 was $5,134 and $14,931, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2017 was $5,304 and $15,203, respectively.

As of September 30, 2018 and December 31, 2017, computer software costs included in property and equipment was $6,776 and $7,181, respectively. Amortization expense of capitalized computer software costs was $126 and $471 for the three and nine months ended September 30, 2018, respectively. Amortization expense of capitalized computer software costs was $252 and $791 for the three and nine months ended September 30, 2017, respectively.

Property and equipment not yet paid as of September 30, 2018 and December 31, 2017 was $1,890 and $3,339, respectively.

The Company leases certain equipment under capital lease agreements. Assets held under capital leases are included in property and equipment above. Gross amount and accumulated depreciation of assets under capital lease as of September 30, 2018 was $3,639 and $1,544, respectively. Gross amount and accumulated depreciation of assets under capital lease as of December 31, 2017 was $3,639 and $898, respectively.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The minimum lease payments under capital leases as of September 30, 2018 are as follows:

2018 (remaining)	$150
2019	501
2020	364
2021	94
Total minimum lease payments	1,109
Less: Amount representing interest	130
Minimum lease payments, net of interest	$979

7. Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$186,800	$76,654	$110,146	$126,300	$53,533	$72,767
Customer relationships	70,540	19,250	51,290	70,540	11,954	58,586
Trade name	2,310	1,234	1,076	2,310	888	1,422
Patents	1,579	846	733	1,579	734	845
Software	62,899	29,611	33,288	47,039	18,226	28,813
In-process research and development	—	—	—	60,500	—	60,500
	$324,128	$127,595	$196,533	$308,268	$85,335	$222,933

During the three months ended September 30, 2018, the Company reclassified $60,500 of acquired in-process research and development to developed technology as the technology was commercialized.

The following table presents amortization of intangible assets for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$9,723	$7,249	$23,121	$21,749
Research and development	5,058	4,777	14,138	13,999
Sales and marketing	2,432	2,432	7,296	7,295
General and administrative	151	158	458	484
	$17,364	$14,616	$45,013	$43,527

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Based on the amount of intangible assets subject to amortization at September 30, 2018, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2018 (remaining)	$17,363
2019	66,882
2020	38,841
2021	32,887
2022	24,261
Thereafter	16,299
$196,533

The weighted-average amortization periods remaining by intangible asset category are as follows (in years):

Developed technology	3.7
Customer relationship	5.3
Trade name	2.8
Patents	8.2
Software	1.9

8. Product Warranty Obligation

As of September 30, 2018 and December 31, 2017, the product warranty liability was $110. There was no change in product warranty liability during the three and nine months ended September 30, 2018 and 2017.

9. Convertible debt

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share. The total interest expense recognized for the three months ended September 30, 2018 was $3,652, which consists of $650 of contractual interest expense, $2,754 of amortization of debt discount and $248 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2018 was $10,685, which consists of $1,936 of contractual interest expense, $8,026 of amortization of debt discount and $723 of amortization of debt issuance costs. The total interest expense recognized for the three months ended September 30, 2017 was $3,443, which consists of $650 of contractual interest expense, $2,562 of amortization of debt discount and $231 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2017 was $10,075, which consists of $1,936 of contractual interest expense, $7,467 of amortization of debt discount and $672 of amortization of debt issuance costs.

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

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (Convertible Notes 2016, and together with the Convertible Notes 2015, the Convertible Notes). The Convertible Notes 2016 will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share. The total interest expense recognized for the three months ended September 30, 2018 was $4,253, which consists of $542 of contractual interest expense, $3,430 of amortization of debt discount and $281 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2018 was $12,425, which consists of $1,608 of contractual interest expense, $9,998 of amortization of debt discount and $819 of amortization of debt issuance costs. The total interest expense recognized for the three months ended September 30, 2017 was $3,999, which consists of $542 of contractual interest expense, $3,195 of amortization of debt discount and $262 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2017 was $11,684, which consists of $1,606 of contractual interest expense, $9,315 of amortization of debt discount and $763 of amortization of debt issuance costs.

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

10. Other liabilities

Other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
Obligations under capital lease	$459	$539
Intangible asset liability	21,231	16,892
Others	1,809	3,956
	$23,499	$21,387

Other long-term liabilities consist of the following:

	September 30, 2018	December 31, 2017
Deferred rent	$1,187	$1,487
Income tax payable	687	830
Obligations under capital lease	520	857
Intangible asset liability	11,539	14,445
Deferred tax liabilities	—	6,146
Others	761	862
	$14,694	$24,627

11. Income Taxes

The Company normally determines its interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and nine months ended September 30, 2018 and 2017 from its U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s interim tax provision.

The Company recorded an income tax benefit of $203 and $8,406 in the three and nine months ended September 30, 2018, respectively. The effective tax rates were 1% and 10% in the three and nine months ended September 30, 2018, respectively. The difference between the effective tax rates and the 21% federal statutory rate in the three and nine months ended September 30, 2018 resulted primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation. In addition, the income tax benefit for the nine months ended September 30, 2018, included the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods, partially offset by income tax expense for the accrual of unrecognized tax benefit for foreign taxes.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recorded an income tax benefit of $10,182 and $9,359 in the three and nine months ended September 30, 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 17% and 11%, respectively. The difference between the effective tax rates and the 34% federal statutory rate was primarily due to tax impact of developed technology and in-process research and development impairment charge, change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

During the three and nine months ended September 30, 2018, the gross amount of the Company’s unrecognized tax benefits increased approximately $1,196 and $5,404, respectively, primarily as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of September 30, 2018, if recognized, would not affect the Company’s effective tax rate due to valuation allowance. A significant amount of the Company’s unrecognized tax benefits is recorded against deferred tax asset, and a recognition of such unrecognized benefits would be offset by an increase in valuation allowance, resulting in no net effect on the effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $51 due to expiration of statute of limitations on certain foreign income taxes.

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

The Tax Act, signed into law on December 22, 2017, made significant changes to U.S. federal corporate taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries as of December 31, 2017, and inclusion of global intangible low-tax income (“GILTI”) earned by certain foreign subsidiaries.

Staff Accounting Bulletin 118 (“SAB 118”) allows for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts.  In accordance with SAB 118, as of December 31, 2017, the Company made a provisional estimate of the remeasurement of the federal deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced U.S. statutory corporate tax rate to 21%,  the mandatory repatriation income which was fully absorbed by the U.S. net operating loss, the related valuation allowance offset, and valuation allowance release on deferred tax assets for the federal AMT credit that was made refundable by the Tax Reform Act. During the three and nine months ended September 30, 2018, the Company made changes to its provisional estimates previously recorded for the mandatory repatriation upon filing of its 2017 U.S. income tax return.  The change in the mandatory repatriation income was fully absorbed by the U.S. net operating loss, which is subject to valuation allowance and resulted in no current tax liability.  These measurement period adjustments had no net tax effect after the offsetting change to valuation allowance.   The Company will continue to analyze the effects of the Tax Act on the consolidated financial statements and will finalize the impacts of tax reform in its year-end financial statements.

In January 2018, the FASB released guidance on the accounting for tax on the GILTI inclusion. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or account for GILTI as a period cost in the year the tax is incurred. The Company has not made an election. The Company continues to evaluate the impact of the Tax Act, including provisions impacting certain foreign income, such as a GILTI tax and a deduction for foreign derived intangible income. During the three and nine months ended September 30, 2018, these items did not result in an impact on the Company’s effective tax rate.

12. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock options	1,186,358	1,430,497	1,220,323	1,479,810
Unvested restricted stock unit	2,945,422	2,591,442	2,886,675	3,107,210
Convertible debt	10,830,038	10,830,038	10,830,038	10,830,038
	14,961,818	14,851,977	14,937,036	15,417,058

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

13. Stock–Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The compensation committee of the Board administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At September 30, 2018, 4,493,952 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three and nine months ended September 30, 2018 and 2017.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,346,863	$11.67	3.26	$33,578

Exercised	(164,302)	3.21

Outstanding at September 30, 2018	1,182,561	$12.85	2.85	$29,723

Vested and exercisable at September 30, 2018	1,182,561	$12.85	2.85	$29,723

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $3,887 and $8,796, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $522 and $1,514, respectively, for the nine months ended September 30, 2018 and 2017.

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

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	3,987,552	$34.48
Granted	2,065,066	31.58
Vested	(1,241,495)	28.72
Canceled	(542,420)	36.68
Outstanding at September 30, 2018	4,268,703	$34.48
Expected to vest at September 30, 2018	4,157,753

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the nine months ended September 30, 2018 was 92,205. As of September 30, 2018, the total performance-based units outstanding was 123,984.

Market Value Stock Units

In January 2018, the compensation committee of the Board approved long-term market value stock unit (MVSU) awards to certain executive officers and employees, subject to certain market and service conditions in the maximum total amount of 801,000 units. Recipients may earn between 0% to 225% of the target number of shares based on the Company’s achievement of total shareholder return (TSR) in comparison to the TSR of companies in the S&P 500 Index over a period of approximately three years in length ending in the first calendar quarter of 2021 after reporting of fiscal year 2020 results. If the Company’s absolute TSR is negative for the performance period, then, even if the relative TSR performance compared to other companies is high, the maximum number of shares that may be earned would be limited to the target number of shares. The fair value of the MVSU awards was estimated using Monte Carlo simulation model and compensation is being recognized ratably over the performance period. The expected volatility of the Company’s common stock was estimated based on historical average volatility rate for the three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with three-year performance measurement period. The total amount of compensation to recognized over the performance period, and the assumptions used to value the grants are as follows:

Total target shares	336,000
Fair value per share	$55.81
Total amount to be recognized over the performance period	$18,752
Risk free interest rate	2.29%
Expected volatility	47.52%
Dividend yield	—

Employee Stock Purchase Plan

In December 2011, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which was amended and restated effective April 2015 and further amended and restated effective April 2018. Participants purchase the Company's stock using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the ESPP, the "look-back" period for the stock purchase price is six months. Offering and purchase periods will begin on February 10 and August 10 of each year. Participants will be granted the right to purchase common stock at a price per share that is 85% of the lesser of the fair market value of the Company's common stock at the beginning or the end of each six-month period.

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000 shares. The total common stock issued under the ESPP during the nine months ended September 30, 2018 and 2017 was 283,493 and 171,099, respectively.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of the ESPP is estimated at the start of offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.24%	1.13%	2.01%	0.94%
Expected life (in years)	0.50	0.50	0.50	0.50
Dividend yield	—	—	—	—
Expected volatility	45%	45%	46%	42%
Estimated fair value	$9.29	$10.04	$8.35	$11.03

 Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
Cost of goods sold	$636	$556	$1,810	$1,654
Research and development	9,614	7,770	27,853	20,959
Sales and marketing	3,702	2,247	10,185	6,048
General and administrative	2,788	1,320	7,661	3,707
	$16,740	$11,893	$47,509	$32,368

Total unrecognized compensation cost related to unvested stock options, restricted stock units and awards at September 30, 2018, prior to the consideration of expected forfeitures, is approximately $130,504 and is expected to be recognized over a weighted-average period of 2.58 years.

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

The Company determines the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. The Company had no transfers among the fair value hierarchy during the three and nine months ended September 30, 2018.

The Convertible Notes are carried on the consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of September 30, 2018 and December 31, 2017, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets required to be carried at fair value on a recurring basis:

September 30, 2018	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$949	$42	$907
Commercial paper	106,605	—	106,605
Investment in marketable securities:
Municipal bonds	12,491	—	12,491
Corporate notes/bonds	137,122	—	137,122
Variable rate demand notes	4,500	—	4,500
Asset backed securities	34,087	—	34,087
Commercial paper	34,361	—	34,361
	$330,115	$42	$330,073
Liabilities
Convertible Notes	$549,476	$—	$549,476

December 31, 2017	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$3,332	$31	$3,301
Municipal bonds	999	—	999
Corporate notes/bonds	2,608	—	2,608
Commercial paper	76,456	—	76,456
Investment in marketable securities:
Municipal bonds	27,657	—	27,657
Corporate notes/bonds	146,401	—	146,401
Variable rate demand notes	3,500	—	3,500
Asset backed securities	7,185	—	7,185
Commercial paper	56,994	—	56,994
	$325,132	$31	$325,101
Liabilities
Convertible Notes	$555,200	$—	$555,200

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

INPHI CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
China	$31,723	$20,435	$70,710	$80,990
United States	25,746	31,985	72,710	63,029
Thailand	10,687	14,447	26,807	38,185
Other	9,853	17,644	37,732	80,314
	$78,009	$84,511	$207,959	$262,518

As of September 30, 2018, $29,561 of long-lived tangible assets are located outside the United States, of which $26,271 are located in Taiwan. As of December 31, 2017, $8,695 of long-lived tangible assets are located outside the United States, of which $4,647 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

As of September 30, 2018, future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

2018 (remaining)	$1,639
2019	5,553
2020	2,724
2021	1,967
2022	1,723
Thereafter	3,317
$16,923

For the three and nine months ended September 30, 2018, lease operating expense was $1,142 and $4,590, respectively. For the three and nine months ended September 30, 2017, lease operating expense was $1,709 and $5,075, respectively.

Noncancelable Purchase Obligations

The Company depends upon third party subcontractors to manufacture its wafers.  These subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of September 30, 2018, the total value of open purchase orders for wafers was approximately $9,030. As of September 30, 2018, the Company has a commitment to pay $1,339 for software licenses and $804 for mask costs.

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

During the nine months ended September 30, 2018, the Company entered into settlement agreements related to claims by certain customers of ClariPhy Communications Inc. (ClariPhy) associated with contracts entered prior to the acquisition date under which the Company paid $8,000 to the customers. The Company also entered into an agreement with former shareholders of ClariPhy in which the Company recovered $4,875 from the escrow set up as part of the ClariPhy acquisition. The Company recorded a charge of $2,125, net of amount previously accrued, during the nine months ended September 30, 2018 included in General and administrative expenses in the condensed consolidated statements of income (loss).

The Company has recently been notified that it may be subject to additional possible claims by a customer of ClariPhy associated with circumstances arising prior to the acquisition date. The Company is currently reviewing whether these additional claims are valid, and the Company is unable to reasonably estimate the amount of any potential liability at this time. Amounts payable as a result of any or part of these claims may be recoverable from the escrow set up as part of the ClariPhy acquisition.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2018 and December 31, 2017.

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

Quarterly Update

As discussed in more detail below, for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, we delivered the following financial performance:

•

Revenue decreased by $6.5 million, or 7.7%, to $78.0 million in the three months ended September 30, 2018. In the nine months ended September 30, 2018, revenue decreased by $54.6 million, or 20.8%, to $208.0 million.

•

Gross profit as a percentage of revenue increased to 55.7% from 49.8% in the three months ended September 30, 2018. In the nine months ended September 30, 2018, gross profit as a percentage of revenue slightly increased to 55.6% from 54.6%.

•

Total operating expenses decreased by $35.0 million, or 37.0%, to $59.5 million in the three months ended September 30, 2018. In the nine months ended September 30, 2018, total operating expenses decreased by $26.8 million, or 12.9%, to $181.5 million.

•

Loss from operations decreased by $36.4 million to $16.0 million in the three months ended September 30, 2018. In the nine months ended September 30, 2018, loss from operations slightly increased by $1.0 million to $65.9 million.

•	Loss per share decreased to $0.52 from $1.15 in the three months ended September 30, 2018. In the nine months ended September 30, 2018, loss per share decreased to $1.70 from $1.78.

The decrease in our revenue for the three and nine months ended September 30, 2018 was primarily the result of a lower level of consumption of our long haul and metro products as well as our Cortina legacy products, partially offset by increase in consumption of our data center products.

The increase in gross profit as a percentage of revenue in the three months ended September 30, 2018 was due to impairment of certain developed technology in the three months ended September 30, 2017 and change in product mix.

Total operating expenses for the three and nine months ended September 30, 2018 decreased year-over-year primarily due to impairment of certain in-process research and development in 2017, partially offset by an increase in stock-based compensation expense as a result of higher equity awards. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our loss per share decreased primarily due to decrease in operating expenses, partially offset by lower revenue and lower benefit for income taxes.

Our cash and cash equivalents were $172.4 million at September 30, 2018, compared with $163.5 million at December 31, 2017. Cash provided by operating activities was $48.4 million during the nine months ended September 30, 2018 compared to $48.2 million during the nine months ended September 30, 2017. Cash used in investing activities during the nine months ended September 30, 2018 was $32.0 million primarily due to purchases of marketable securities of $177.0 million, purchases of property and equipment of $23.9 million, purchase of equity investment of $12.8 million, and payment of debt related to purchase of intangible assets of $17.2 million, partially offset by sales and maturities of marketable securities totaling $196.4 million and proceeds from sale of equity investment of $2.4 million. Cash used in financing activities was $7.5 million primarily due to minimum tax withholding paid on behalf of employees of $13.8 million, partially offset by proceeds from employee stock purchase plan and exercise of stock options of $6.4 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2018. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contract with Customers (Topic 606). We also adopted ASU 2016-1, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities. The effects of these adoptions are discussed in Note 2 of notes to our unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	44	50	44	45
Gross profit	56	50	56	55
Operating expenses:
Research and development	53	93	61	60
Sales and marketing	14	12	16	12
General and administrative	9	6	11	7
Total operating expenses	76	111	88	79
Loss from operations	(20)	(61)	(32)	(24)
Interest expense	(11)	(9)	(11)	(9)
Other income	2	1	3	1
Loss before income taxes	(29)	(69)	(40)	(32)
Benefit for income taxes	—	(12)	(4)	(4)
Net loss	(29%)	(57%)	(36%)	(28%)

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$78,009	$84,511	$(6,502)	(8%)

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$207,959	$262,518	$(54,559)	(21%)

Revenue for the three and nine months ended September 30, 2018 decreased compared to corresponding 2017 periods mainly due to decrease in number of units sold, partially offset by increase in average selling price (ASP).  Revenue for the three months ended September 30, 2018 decreased by $6.5 million primarily due to decline in revenue from Cortina legacy products by $8.3 million and long haul and metro products by $4.3 million.  The decreases were partially offset by an increase in consumption of our data center products by $6.1 million.  The ASP for the three months ended September 30, 2018 increased by 260% due to a decrease in the number of units sold of lower ASP products such as Cortina legacy.

Revenue for the nine months ended September 30, 2018 decreased by $54.6 million primarily due to decline in revenue from long haul and metro products by $63.2 million and Cortina legacy products by $16.8 million.  The decreases were partially offset by an increase in revenue from data center products by $25.4 million.  The ASP for the nine months ended September 30, 2018 increased by 47% due to product mix mainly from decrease in number of units sold of lower ASP products.  The decline in revenue from long haul and metro products was partly driven by China original equipment manufacturers (OEMs) due to an oversupply which peaked in the first quarter of 2017.  The remaining decline in revenue came from North American and European OEMs which also reflected a similar market weakness in communication products.  The decline in revenue from Cortina legacy products was due to end of life programs for certain older products initiated in 2017, the last shipments of which were made in the first quarter of 2018.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$34,547	$42,440	$(7,893)	(19%)
Gross profit	$43,462	$42,071	$1,391	3%
Gross profit as a percentage of revenue	56%	50%	—	6%

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$92,340	$119,099	$(26,759)	(22%)
Gross profit	$115,619	$143,419	$(27,800)	(19%)
Gross profit as a percentage of revenue	56%	55%	—	1%

Cost of revenue for the three and nine months ended September 30, 2018 decreased compared to corresponding 2017 periods due mainly to impairment of certain developed technology in 2017.  Gross profit for the nine months ended September 30, 2018 decreased compared to the corresponding 2017 period primarily due to impairment of developed technology and decrease in revenue as discussed above. Gross profit as a percentage of revenue for the three months ended September 30, 2018 increased compared to corresponding 2017 period due to effect of impairment of developed technology in 2017 and product mix.  Gross profit as a percentage of revenue for the nine months ended September 30, 2018 was comparable to the corresponding 2017 period.

Research and Development

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$41,558	$78,849	$(37,291)	(47%	)

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$127,300	$158,574	$(31,274)	(20%	)

Research and development expenses for the three and nine months ended September 30, 2018 decreased compared to the corresponding 2017 periods primarily due to impairment of certain in-process research and development of $36.8 million in the three and nine months ended September 30, 2017. Salary and employee benefits decreased by $1.8 million and $3.2 million during the three and nine months ended September 30, 2018, respectively, due to completion of accrual of retention bonus of employees from the ClariPhy acquisition, reduction in employee headcount as a result of restructuring and vacation usage. In addition, testing, laboratory supplies, and consulting expenses decreased by $0.6 million and $4.0 million during the three and nine months ended September 30, 2018, respectively, due to cost reduction efforts implemented. These decreases were partially offset by an increase in equity awards, which resulted in a $1.8 million and $6.9 million increase in stock-based compensation expense, respectively. In addition, for the nine months ended September 30, 2017, we recorded reimbursement from a customer related to research and development of $3.0 million and none in 2018. Depreciation, information technology (IT) and allocated expenses increased by $0.4 million and $2.9 million during the three and nine months ended September 30, 2018, respectively, due to an increase in equipment, IT expenses and higher engineering activities of operations group.

Sales and Marketing

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$10,819	$10,100	$719	7%

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$32,472	$31,580	$892	3%

Sales and marketing expenses for the three and nine months ended September 30, 2018 increased compared to corresponding 2017 periods due to personnel costs, including stock-based compensation expense, increased by $0.7 million and $2.8 million, respectively, due to higher equity awards. The increase in the nine months ended September 30, 2018 was partially offset by decrease in commission, supplies, travel and allocated expenses by $1.6 million, due to lower revenue and cost reduction efforts implemented.

General and Administrative

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$7,134	$5,584	$1,550	28%

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$21,767	$18,177	$3,590	20%

General and administrative expenses for the three and nine months ended September 30, 2018 increased compared to the corresponding 2017 periods due to salaries and stock-based compensation increase by $1.3 million and $3.0 million, respectively, due mainly to higher equity awards. During the three and nine months ended September 30, 2018, we recorded a bad debt expense of $0.6 million. In addition, during the nine months ended September 30, 2018, we recorded a loss on a settlement of claims related to the ClariPhy acquisition of $2.1 million. The increases were partially offset by decrease in professional, consulting fees and public company filing fees by $1.1 million during the nine months ended September 30, 2018, due to higher fees in 2017 in relation to the acquisition of ClariPhy. In addition, allocated expense decreased by $0.1 million and $0.6 million during the three and nine months ended September 30, 2018 due to cost reduction efforts implemented.

Benefit for Income Taxes

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Benefit for income taxes	$(203)	$(10,182)	$9,979	98%

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Benefit for income taxes	$(8,406)	$(9,359)	$953	10%

We normally determine our interim provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred pretax loss during the three and nine months ended September 30, 2018 and 2017 from our U.S. operations and will not recognize tax benefit of the losses due to full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s interim tax provision.

The income tax benefit of $0.2 million and $8.4 million for the three and nine months ended September 30, 2018, reflects an effective tax rate of 1% and 10%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation. In addition, the income tax benefit for the nine months ended September 30, 2018, included the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods, partially offset by income tax expense for the accrual of unrecognized tax benefit for foreign taxes.

The income tax benefit of $10.2 million and $9.4 million in the three and nine months ended September 30, 2017, respectively, reflects an effective tax rate of 17% and 11%, respectively. The effective tax rate for both three and nine months ended September 30, 2017 differs from the statutory rate of 34% primarily due to the tax impact of developed technology and in-process research and development impairment charge, change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and investments in marketable securities of $395.0 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$48,402	$48,245
Net cash used in investing activities	(31,957)	(13,827)
Net cash used in financing activities	(7,475)	(13,417)
Net increase in cash and cash equivalents	$8,970	$21,001

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2018 primarily reflected depreciation and amortization of $59.9 million, stock-based compensation expense of $47.5 million, accretion of convertible debt and amortization of issuance expenses of $19.6 million, decrease in accounts receivable of $19.6 million and prepaid expenses and other assets of $0.7 million and increase in accounts payable of $0.9 million, partially offset by a net loss of $74.1 million, deferred income taxes of $8.9 million, net unrealized gain on equity investments of $2.4 million, increase in inventories of $2.4 million, decreases in accrued expenses of $9.2 million and other liabilities of $1.1 million, and change in income tax payable/receivable of $1.6 million.  Our accounts receivable decreased due mainly to collections.  Our prepaid and other assets decreased due to amortization.  Our inventories and accounts payable increased due to increased production volume for shipment in the fourth quarter of 2018.  Our accrued expenses decreased mainly due to the timing of payment of employee-related expenses.  Other liabilities decreased due to payment of liability to a customer related to the ClariPhy acquisition.

Net cash provided by operating activities during the nine months ended September 30, 2017 primarily reflected depreciation and amortization of $58.7 million, stock-based compensation expense of $32.4 million, impairment of intangible assets of $47.0 million, accretion of convertible debt of $18.2 million, decrease in prepaid expenses and other assets of $2.5 million and increases in accounts payable of $3.1 million and deferred revenue of $4.4 million, partially offset by a net loss of $75.0 million, increases in accounts receivable of $21.6 million and inventories of $2.6 million, and decreases in accrued expenses of $3.8 million and other liabilities of $4.6 million. Our prepaid expenses and other assets decreased mainly due to receipt of funds from escrow related to the ClariPhy acquisition. Our accounts payable increased due to increased production volume and timing of payments. Our deferred revenue increased due to higher inventory in the distributors and receipts from customers. Our accounts receivable increased due to higher product shipments to customers and longer payment terms of some customers. Inventories increased due to driver products and the acquisition of ClariPhy. Our accrued expenses and other liabilities decreased mainly due to the timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 primarily consisted of purchases of marketable securities of $177.0 million, purchases of property and equipment of $23.9 million, purchases of equity investments of $12.8 million, and payment of debt related to purchase of intangible assets of $17.2 million, partially offset by proceeds from maturities and sales of marketable securities of $196.4 million and proceeds from sale of equity investment of $2.4 million.

Net cash used in investing activities during the nine months ended September 30, 2017 primarily consisted of cash used to purchase property and equipment of $30.9 million, purchases of marketable securities of $158.2 million, payment of debt related to purchase of intangible assets of $12.8 million, and remaining payment to shareholders of ClariPhy of $1.8 million, partially offset by sales and maturities of marketable securities of $179.1 million and proceeds from the sale of discontinued operations previously held in escrow of $10.7 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2018 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock of $13.8 million and payment of capital lease obligations of $0.4 million, partially offset by proceeds from exercise of stock options and employee stock purchase plan of $6.4 million and repayment of long-term loan provided to a supplier of $0.3 million.

Net cash used in financing activities during the nine months ended September 30, 2017 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock units of $20.2 million and payment of capital lease obligations of $0.7 million; partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $7.3 million and repayment of long-term loan provided to a supplier of $0.3 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of September 30, 2018 consisted of $395.0 million of cash, cash equivalents and investments in marketable securities, of which $28.6 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our contractual obligations for 2018 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. See Note 16 of the notes to our unaudited condensed consolidated financial statements for information regarding obligations as of September 30, 2018.

Off-Balance Sheet Arrangements

At September 30, 2018, we had no material off-balance sheet arrangements, other than our facility operating leases.

Recent Authoritative Accounting Guidance

See Note 2 of the notes to our unaudited condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $395.0 million and $405.2 million at September 30, 2018 and December 31, 2017, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of September 30, 2018 consisted of money market funds, municipal bonds, corporate bonds/notes, variable rate demand notes, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although, we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of September 30, 2018, we had outstanding debt of $517.5 million in the form of Convertible Notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

10.1+	Inphi Corporation Amended and Restated Employee Stock Purchase Plan, as amended and restated effective April 3, 2015 and as further amended and restated effective April 17, 2018 (incorporated by reference from Annex A to the Registrant’s definitive proxy statement for the year ended December 31, 2017, filed on April 25, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

November 7, 2018