Form 10-K
period 2018-12-31
INPHI Corp
filed 2019-02-28
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

As of June 30, 2018, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $1.4 billion, based on the closing price of $32.61 per share of common stock as reported on the New York Stock Exchange for June 29, 2018.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 25, 2019 was 44,488,751.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

Item 1.	Business

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings, business activities and international operations, enhancements of existing products, anticipated benefits of our acquisition of ClariPhy and the divestiture of our memory product business, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our tax benefits, the benefits of our products and services, increase in headcount, our technological capabilities and expertise, timing of the development of our products, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, our ability to retain and attract customers, particularly in light of our dependence on a limited number of customers for a substantial portion of our revenue, increase in competition and the impact thereof, our target markets, interest rate sensitivity, adequacy of our disclosure controls, and the impact of any legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “Item 1A, Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iKON™, InphiNityCore™, ColorZ®, ColorZ-Lite™, Polaris™, Vega™, M200 LightSpeed-III™, Porrima™ and the Inphi logo are among the trademarks, registered trademarks, or service marks owned by Inphi.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and datacenter markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and datacenter infrastructures. Our solutions provide a vital high-speed interface between analog and mixed signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and datacenters. We provide 25G to 600G high-speed analog and mixed signal semiconductor solutions for the communications market.

On August 4, 2016, we completed the sale of our memory product business to Rambus Inc. for $90 million in cash. The divestiture of the memory product business was part of a strategic plan to focus on and increase investments in the communication business. As a result of the sale, our consolidated financial statements and accompanying notes for 2016 and prior periods have been retrospectively reclassified to present the results of operations of memory product business as discontinued operations. In addition, discussions in this Annual Report on Form 10-K focused only on continuing operations.

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

We have ongoing, informal collaborative discussions with industry and technology leaders in Tier-1 cloud providers, telecom operators, network system original equipment manufacturers (OEMs) and optical module and component vendors  to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications systems. Although we generally do not have any formal collaboration agreements with these entities, we often engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs systems manufacturers and standards bodies. Our products are designed into systems sold by OEMs, including Tier-1 OEMs in the telecom and networking system markets worldwide. We believe we are one of a limited number of suppliers to these OEMs for the type of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to other intermediary systems or module manufacturers that, in turn, sell to these OEMs.

Our Business

Our semiconductor solutions leverage our deep understanding of high-speed analog and mixed signal processing and our system architecture knowledge to address data bottlenecks in current and emerging network and datacenter architectures. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles of five or more years. We believe our leadership position in developing high-speed analog and mixed signal semiconductors is a result of the following core strengths:

•

System-Level Simulation Capabilities. We design our high-speed analog and mixed signal semiconductor solutions to be critical components in complex systems. In order to understand and solve system problems, we work closely with systems vendors to develop proprietary component, channel and system simulation models. We use these proprietary simulation and validation tools to accurately predict system performance prior to fabricating the semiconductor or alternatively, to identify and optimize critical semiconductor parameters to satisfy customer system requirements. We use these simulation and validation capabilities to reduce our customers’ time to market and engineering investments, thus enabling us to establish differentiated design relationships with our customers.

•

Analog Design Expertise. We believe that we are a leader in developing broadband analog and mixed signal semiconductors operating at high frequencies of up to 100 GHz. High-speed analog circuit design is extremely challenging because, as frequencies increase, semiconductors are increasingly sensitive to temperature, power supply noise, process variation and interaction with neighboring circuit elements. Development of components that work robustly at high frequencies requires an understanding of analog circuit design, including electromagnetic theory and practical experience in implementation and testing. Our analog design expertise has enabled us to design and commercially ship several first in the world technologies including the first 100G linear transimpedance amplifier (TIA) and the first 400G linear modulator driver that is now being widely deployed in volume globally in long haul and metro networking infrastructures. We launched the world’s first 50/100/200/400G PAM4 interconnect ICs for cloud interconnects. The chipset solution included multiple variants of the PAM4 PHY IC based on a highly adaptable and scalable InphiNityCore™ digital signal processing (DSP) engine and the OmniConnect™ transmitter for copper and optics media along with a companion linear TIA for Nx50G PAM4 interfaces.

•

Strong Relationships with Industry Leaders. We develop many of our high-speed analog and mixed signal semiconductor solutions for applications and systems that are driven by industry leaders in the communications, datacenter and computing markets. Through our established relationships with industry leaders, we have repeatedly demonstrated the ability to address their technological challenges. As a result, we are designed into several of their current systems and believe we are well-positioned to develop high-speed analog and mixed signal semiconductor solutions for their emerging architectures. We have ongoing, informal collaborative discussions with communication, networking companies, and datacenter companies in Tier-1 cloud providers, telecom operators, network system OEMs and optical module and component vendors to address their next generation 100G and beyond 100G efforts. Specifically, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. As a result of our development efforts with industry leaders, we help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs and systems manufacturers, as well as standards bodies such as the Institute of Electrical and Electronic Engineers (IEEE) and the Optical Internetworking Forum (OIF) to establish industry standards.

•

Broad Process Technology. We employ process technology experts, device technologists and circuit designers who have extensive experience in many process technologies including CMOS, SiGe, Silicon photonics (Sipho) and III-V technologies such as gallium arsenides or indium phosphide. We have developed specific internal models and design kits for each process to support a uniform design methodology across all of our semiconductor solutions. For example, our products using 16 nanometer CMOS technology require development of accurate models for sub-circuits such as integrated phase lock loops, varactors and inductors. In addition, for Sipho and III-V materials-based processes, in-house model development is a necessity and we believe also provides a substantial competitive advantage because these processes have complex material and device interactions. Combined with our fabless manufacturing strategy, our design expertise, proprietary model libraries and uniform design methodology allow us to use the best possible materials and substrates to design and develop our semiconductor solutions. We believe that our ability to design high-speed analog and mixed signal semiconductors in a wide range of materials and process technologies allows us to provide superior performance, power, cost and reliability for a specific set of market requirements.

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

•

Silicon Photonics Design Expertise. We have developed deep expertise in Silicon photonics (Sipho) and successfully commercialized the world first 100G DWDM Sipho-based solutions that consumes as little as 4.5W of power versus alternate solutions at 25W. This Sipho-based solution has been deployed in high volume at a Tier-1 Cloud vendor and continues to gain market acceptance at Tier-1 OEMs for the Enterprise and Internet Exchange customers.

We believe that our system-level simulation capabilities, our analog design and broad process technology design capabilities as well as our strengths in packaging enable us to differentiate ourselves by delivering advanced high-speed analog and mixed signal processing solutions. For example, we believe we are the first vendor who has successfully commercialized DSP base 100G Ethernet PHYs running PAM4 standard CMOS process.

We believe the key benefits that our solutions provide to our customers are as follows:

•

High Performance. Our high-speed analog and mixed signal semiconductor solutions are designed to meet the specific technical requirements of our customers in their respective end markets. In many cases, our close design relationships and deep engineering expertise put us in a position where we are one of a limited group of semiconductor vendors that can provide the necessary solution. For instance, in the broadband communications market, we believe our products achieve the highest signal integrity and attain superior signal transmission distance at required error-free or low error rates.

•

Low Power and Small Footprint. In each of the end markets that we serve, the power budget of the overall system is a key consideration for systems designers. Power consumption greatly impacts system operation cost, footprint and cooling requirements, and is increasingly becoming a point of focus for our customers. We believe that our high-speed analog and mixed signal processing solutions enable our customers to implement system architectures that reduce overall system power consumption. We also believe that, at high frequencies, our high-speed analog and mixed signal semiconductor devices typically consume less power than competitors’ standard designs, which often incorporate power-consuming digital signal processing to perform data transfer functions, thereby further reducing overall system power consumption. In addition, in many of our applications, we are able to design and deliver semiconductors that have a smaller footprint and therefore reduce the overall system size.

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

Our long haul and metro solutions are our planes, working across distances of 100s to 1000s kilometers. Products include our coherent transimpedance amplifiers, drivers and DSPs which set the gold standard for leading edge performance, quality, and reliability. Our data center edge interconnect solutions are our trains, delivering a large amount of packages, across 80 km distances. Our ColorZ® is the industry's first 100G DWDM solution in QSFP28 form factor, utilizing advanced silicon photonics and PAM4 modulation, to deliver up to 4Tb/s of bandwidth over a single fiber. Our inside data center interconnects are our trucks, working across hundreds of meters up to kilometers. Our PAM interconnects along with accompanying TIAs and drivers deliver low power, cost effective solutions for cloud and enterprise customers.

As of December 31, 2018, we have a wide range of products in our portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, and retiming signals at speeds up to 400 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. We introduced 45 and 28 new products in 2018 and 2017, respectively. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as five years or more.

We introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 18% and 17% of our total revenue in 2018 and 2017, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 10% and 25% of our total revenue in 2017 and 2016, respectively. There were no other products that generated more than 10% of our total revenue in 2018, 2017 or 2016.

Customers

We sell our products directly to OEMs and indirectly to OEMs through module manufacturers, original design manufacturers (ODMs) and sub-systems providers. We work closely with technology leaders to design architectures and products that help solve bandwidth bottlenecks in and between systems. These technology leaders often design our products into reference designs, which they provide to their customers and suppliers. In the networking market, we work closely with OEMs to deliver high performance communication links. These OEMs design our products into their systems and then require their ODM and electronics manufacturing services suppliers to purchase and use that specific product from us. We also work directly with optical module manufacturers to design our products into their modules, which they sell to OEMs.

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog and mixed signal semiconductor solutions for their future products. During the year ended December 31, 2018, we sold our products to more than 100 customers.

Sales to customers in Asia accounted for 57%, 62% and 70% of our total revenue in 2018, 2017 and 2016, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end-users outside Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2018, we believe that sales to Microsoft Corporation (Microsoft), Huawei Technologies Co., Ltd. (Huawei), and Cisco Systems, Inc. (Cisco), directly and indirectly, through subcontractors, accounted for approximately 18%, 14%, and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for 74% of our total revenue.  Included in the 10 largest direct customers is sales to Cyberlink which is 11% of our total revenue for the year ended December 31, 2018. We sell products to Cyberlink Electronics Limited (Cyberlink), a distributor who sells to various end customers.  In the year ended December 31, 2017, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 17%, 14%, and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for 70% of our total revenue. In the year ended December 31, 2016, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 16% and 12% of our total revenue, respectively and that our 10 largest direct customers collectively accounted for 73% of our total revenue. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2018, 2017 or 2016.

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

In addition to our direct customers, we work closely with technology leaders in Tier-1 cloud providers, telecom operators, network system OEMs and optical module and component vendors for the datacenter, networking and communications market to anticipate and solve next generation challenges facing our customers. As part of the sales and product development process, we often design our products in close collaboration with these industry leaders and help define their architecture. We also participate actively in setting industry standards with organizations such as IEEE and OIF to have a voice in the definition of future market trends.

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors. For the year ended December 31, 2018, 84% of our revenue was generated by our direct sales team and third-party sales representatives. We operate marketing representative offices in China, Japan, Taiwan, Germany, and the United States and employ marketing personnel that meet with our customers locally and interact with our channel partners locally.  Our channel network includes more than one hundred sales and support professionals to support our products and customers. All of these sales professionals are sales agents and are employed by our distributors and sales representatives. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales team using web-based tools.

Manufacturing

We operate a fabless business model and use third-party foundries and assembly and test manufacturing contractors to manufacture, assemble and test our semiconductor products. We also inspect and test certain parts in our Irvine and Westlake Village, California facilities. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. In addition, we believe outsourcing many of our manufacturing and assembly activities provides us the flexibility needed to respond to new market opportunities, simplifies our operations and significantly reduces our capital requirements.

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

•

Wafer Fabrication. We currently utilize a wide range of semiconductor processes to develop and manufacture our products. Each of our foundries tends to specialize in a particular semiconductor wafer process technology. We choose the semiconductor process and foundry that we believe provides the best combination of performance attributes for any particular product. For most of our products, we utilize a single foundry for semiconductor wafer production. Our international headquarters in Singapore purchases all wafer material and owns the material until the manufacturing process is complete and the product is shipped to a customer either inside or outside North America or to physical inventory for the respective region. Our principal foundries are Taiwan Semiconductor Manufacturing Company Ltd. (TSMC) in Taiwan, WIN Semiconductors Corp. in Taiwan, TowerJazz Semiconductor Ltd. in North America and GlobalFoundries in North America.

•

Package and Assembly. Upon the completion of processing at the foundry, the finished wafers are shipped to our third-party assemblers for packaging and assembly. Currently, our principal packaging and assembly contractors are STATS ChipPAC Ltd. in Korea, Kyocera Corporation in Japan, Tong Hsing Electronics Industries Ltd. in Taiwan, Amkor Technology in Korea, LuxNet Corporation in Taiwan and ASE Technology in Taiwan and Malaysia.

•

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, STATS ChipPAC in Korea, ISE Labs in North America, Giga Solution Tech in Taiwan, WIN Semiconductors Corp. in Taiwan, ASEM Technology in Malaysia and Presto Engineering in North America are our test partners. We also perform testing in our Irvine and Westlake Village, California facilities.

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

We have assembled a core team of experienced engineers and systems designers in eight design centers located in the United States, Canada, Germany, Singapore, United Kingdom and Argentina. Our technical team typically has, on average, more than 21 years of industry experience with more than 53% having advanced degrees (master’s degree and above) and more than 22% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, datacenters and enterprise servers, storage platforms, test and measurement and military systems.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc., Broadcom Ltd., Integrated Device Technology, Inc., M/A-COM Technology Solutions Inc., MaxLinear, Inc., Microchip Technology Incorporated, NTT Electronics Corporation, Qorvo, Inc. and Semtech Corp. as well as other smaller analog and mixed signal processing companies. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings.

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

We believe we compete favorably with respect to each of these factors. We maintain our competitive position through our ability to successfully design, develop and market complex high-speed analog and mixed signal solutions for the customers that we serve.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2018, we had 788 issued and allowed patents and other patent applications pending in the United States. The 718 issued and allowed patents in the United States expire in the years beginning in 2019 through 2038. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

Employees

At December 31, 2018, we employed 580 full-time equivalent employees, including 385 in research, product development and engineering, 48 in sales and marketing, 55 in general and administrative management and 92 in manufacturing engineering and operations. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement, except for certain employees in Argentina.

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

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) with the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.   You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports with the SEC on our website.

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

As of December 31, 2018, we had an accumulated deficit of $169.9 million. We have incurred net losses in the past and may incur net losses in the future. We generated a net income (loss) from continuing operations of ($95.8) million, ($74.9) million and $26.5 million for years ended December 31, 2018, 2017 and 2016, respectively.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

In the year ended December 31, 2018, we believe that sales to Microsoft Corporation (Microsoft), Huawei Technologies Co., Ltd. (Huawei), and Cisco Systems, Inc. (Cisco), directly and indirectly, through subcontractors, accounted for approximately 18%, 14%, and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for 74% of our total revenue.  Included in the 10 largest direct customers is sales to Cyberlink which is 11% of our total revenue for the year ended December 31, 2018. We sell products to Cyberlink Electronics Limited (Cyberlink), a distributor who sells to various end customers.    In the year ended December 31, 2017, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 17%, 14%, and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for 70% of our total revenue. In the year ended December 31, 2016, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 16% and 12% of our total revenue, respectively and that our 10 largest direct customers collectively accounted for 73% of our total revenue. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2018, 2017 or 2016. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or our customer concentration generally, may fluctuate in any given period.

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

In January 2019, the U.S. Department of Justice indicted Huawei, certain of its subsidiaries and its chief financial officer, for theft of trade secrets, financial fraud, obstruction of justice and other charges. We are currently unable to predict the outcome of this case and therefore, cannot determine the likelihood of its impact on our business. However, due to the volume of our sales, directly and indirectly, to Huawei, our business, financial condition and results of operations could be materially and adversely affected pending and following the outcome of this proceeding and/or other related discussions between the governments of China and the United States of America.

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

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. For example, Netlist, Inc. filed a suit against us in the United States District Court, Central District of California, in September 2009, alleging that our iMB™ and certain other memory module components infringe three of Netlist’s patents. This litigation is ongoing.

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

We are focused on winning more competitive bid processes, known as “design wins,” that enable us to sell our high-speed analog and mixed signal semiconductor solutions for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Failure to obtain a design win could prevent us from offering an entire generation of a product. This could cause us to lose revenue and require us to write-off obsolete inventory, and could weaken our position in future competitive selection processes. Even after securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. Our design cycle from initial engagement to volume shipment is typically two to three years.

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

Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

Generally, our agreements seek to limit our liability to the replacement of the part or to the revenue received for the product, but these limitations on liability may not be effective or sufficient in scope in all cases. If a customer’s equipment fails in use, the customer may incur significant monetary damages including an equipment recall or associated replacement expenses, as well as lost revenue. The customer may claim that a defect in our product caused the equipment failure and assert a claim against us to recover monetary damages. The process of identifying a defective or potentially defective product in systems that have been widely distributed may be lengthy and require significant resources. We may test the affected product to determine the root cause of the problem and to determine appropriate solutions. We may find an appropriate solution or a temporary fix while a permanent solution is being determined. If we are unable to determine the root cause, find an appropriate solution or offer a temporary fix, we may delay shipment to customers. As a result, we may incur significant replacement costs, customers may bring contract damage claims and our reputation may be harmed. In certain situations, circumstances might warrant that we consider incurring the costs or expense related to a recall of one of our products in order to avoid the potential claims that may be raised should the customer reasonably rely upon our product only to suffer a failure due to a design or manufacturing process defect. Defects in our products could harm our relationships with our customers and damage our reputation. Customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers and our financial results. In addition, the cost of defending these claims and satisfying any arbitration award or judicial judgment with respect to these claims could harm our business prospects and financial condition. Although we carry product liability insurance, this insurance may not adequately cover our costs arising from defects in our products or otherwise.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. For example, we introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 18% and 17% of our total revenue in 2018 and 2017, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 10% and 25% of our total revenue in 2017 and 2016, respectively. There were no other products that generated more than 10% of our total revenue in 2018, 2017 or 2016.

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

To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability while meeting the cost expectations of our customers. The introduction of new products by our competitors, the delay or cancellation of a platform for which any of our semiconductor solutions are designed, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products uncompetitive from a pricing standpoint, obsolete and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and our competitors winning design wins. In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Due to the interdependence of various components in the systems within which our products and the products of our competitors operate, customers are unlikely to change to another design, once adopted, until the next generation of a technology. As a result, if we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, and our designs do not gain acceptance, we will lose market share and our competitive position, very likely on an extended basis, and our operating results will be adversely affected.

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

Our target markets may not grow or develop as we currently expect and are subject to market risks including new competition, any of which could materially harm our business, revenue and operating results.

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

We are closely following developments in one of our target markets, China, including a 5-year plan drafted by China’s Ministry of Industry and Information Technology detailing objectives to further develop technology and an optical supply chain domestically. While the potential impact of such plan is not clear at the moment, efforts in this direction over time could pose a competitive threat to us.

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

We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We also perform testing in our Irvine and Westlake Village, California facilities. We generally use a single foundry for the production of each of our various semiconductors. Currently, our principal foundries are GlobalFoundries, TSMC, TowerJazz Semiconductor Ltd., and WIN Semiconductors. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Kyocera, ASE, Giga Solution Tech, ISE Labs, Presto, Tong Hsing, LuxNet and STATS ChipPAC.

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

Additionally, as many of our fabrication and assembly and test contractors are located in the Pacific Rim region, principally in Taiwan, our manufacturing capacity may be similarly reduced or eliminated due to natural disasters, including earthquakes, political unrest, war, labor strikes, work stoppages or public health crises. This could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or testing from the affected contractor to another third-party vendor. There can be no assurance that alternative manufacturing capacity could be obtained on favorable terms, if at all.

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

A number of our customers do not have alternative sources for our semiconductor solutions and depend on us as the sole supplier or as one of a limited number of suppliers for these products. Since we outsource our manufacturing to third-party contractors, our ability to deliver our products is substantially dependent on the ability and willingness of our third-party contractors to perform, which is largely outside our control. Failure to deliver our products in sufficient quantities or at all to our customers that depend on us as a sole supplier or as one of a limited number of suppliers may be detrimental to their business and, as a result, our relationship with such customer would be negatively impacted. If we are unable to maintain our relationships with these customers after such failure, our business and financial results may be harmed.

If we are unable to attract, train and retain qualified personnel, particularly our design and technical personnel, we may not be able to execute our business strategy effectively.

Our future success depends on our ability to attract and retain qualified personnel, including our management, sales and marketing, and finance, and particularly our design and technical personnel. We do not know whether we will be able to retain all of these personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring qualified engineers because there is a limited pool of engineers with the expertise required in our field, especially in the San Francisco Bay Area where our headquarters are located. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to attract and retain qualified design and technical personnel, could harm our business, financial condition and results of operations.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc., Broadcom Ltd., Integrated Device Technology, Inc., M/A-COM Technology Solutions Inc., MaxLinear, Inc., Microchip Technology Incorporated, NTT Electronics Corporation, Qorvo, Inc. and Semtech Corp. as well as other analog and mixed signal processing companies. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

For the year ended December 31, 2018, we derived 84% of our total revenue from sales by our direct sales team and third-party sales representatives and 16% of our sales were made through third-party distributors. For the year ended December 31, 2017, we derived 82% of our total revenue from sales by our direct sales team and third-party sales representatives and 18% of our sales were made through third-party distributors. For the year ended December 31, 2016, we derived 85% of our total revenue from sales by our direct sales team and third-party sales representatives and 15% of our sales were made through third-party distributors. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

The facilities of our third-party contractors and distributors and a number of our facilities are located in regions that are subject to earthquakes and other natural disasters. Any catastrophic loss to any of these facilities would likely disrupt our operations and result in significant expenses and could adversely affect our business.

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

Our high-speed interconnect and optical transport business has historically relied on a small number of key customers for a substantial portion of its revenue, and the loss of one or more of these key customers or the diminished demand for these products from one or more such key customers would significantly reduce our revenue and profits.

With respect to our high-speed interconnect and optical transport business, a small number of customers have historically accounted for a substantial portion of the revenues in any particular period. We anticipate that our relationships with these key customers will continue to be important to this business, and we expect that this customer concentration will increase in the future. We have no long-term volume purchase commitments from our key customers. These customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may otherwise alter their purchasing patterns. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers would significantly reduce our revenue and profits.

The failure of our distributors to perform as expected could materially reduce our future revenue or negatively impact our reported financial results.

We relied on a number of distributors, in particular Cyberlink Electronics Limited, Arrow Electronics, Inc. and Paltek Corporation, to help generate customer demand, provide technical support and other value-added services to its customers, fill customer orders and stock its products. These distributors do not sell those products exclusively, and to the extent they choose to emphasize a competitor’s products over our products, our results of operations could be harmed. Our contracts with these distributors may be terminated by either party with notice. Our distributors are located all over the world, and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could potentially affect our distributors’ operations. Further, our distributors have contractual rights to return unsold inventory to us, and, if this were to happen, we could incur significant cost in finding alternative sales channels for these products or through write-offs. Any adverse condition experienced by our distributors could negatively impact their level of support for our products or the rate at which they make payments to us and, consequently, could harm our results of operations. We rely on accurate and timely sales reports from our distributors in order for our financial results to represent the actual sales that our distributors make for us in any given period. Any inaccuracies or delays in these reports could negatively affect our ability to produce accurate and timely financial reports and to recognize revenue. We also rely on distributors for sales forecasts, and any inaccuracies in such forecasts could impair the accuracy of our projections and planned operations.

Our portfolio of marketable securities is significant and subject to market, interest and credit risk that may reduce its value.

We maintain a significant portfolio of marketable securities. Changes in the value of this portfolio could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of money market funds, U.S. Treasuries, municipal bonds, corporate bonds, certificates of deposit, variable rate demand notes, commercial paper and asset-backed securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the asset-backed securities included in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks by investing in high quality securities and continuously monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

Changes in our effective tax rate may harm our results of operations. A number of factors may increase our future effective tax rates, including:

●	the jurisdictions in which profits are determined to be earned and taxed;

●	the resolution of issues arising from tax audits with various tax authorities;

●	changes in the measurement of our deferred tax assets and liabilities and in deferred tax valuation allowances;

●	changes in the value of assets or services transferred or provided from one jurisdiction to another;

●	adjustments to income taxes upon finalization of various tax returns;

●	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

●	changes in available tax credits; and

●	changes in tax laws, or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles.

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (Tax Reform Act) was signed into law. The Tax Reform Act made significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. Staff Accounting Bulletin 118 (SAB 118) allows for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. In accordance with SAB 118, as of December 31, 2017, we made a provisional estimate of the remeasurement of the federal deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced U.S. statutory corporate tax rate to 21%, the mandatory repatriation income which was fully absorbed by the U.S. net operating loss, the related valuation allowance offset, and valuation allowance release on deferred tax assets for the federal AMT credit that was made refundable by the Tax Reform Act. During 2018, we elected to account for global intangible low-taxed income (GILTI) as a period cost in the year the tax is incurred and made changes to its provisional estimates previously recorded for the mandatory repatriation upon filing of its 2017 U.S. income tax return. The change in the mandatory repatriation income was fully absorbed by the U.S. net operating loss, which is subject to valuation allowance, and resulted in no current tax liability. This measurement period adjustment had no net tax effect after the offsetting change to the valuation allowance. At December 31, 2018, we have completed the accounting for all of the enactment-date income tax effects of the Tax Reform Act.

We are subject to regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, which are costly to comply with, and our failure to comply with these requirements could harm our business and operating results.

As a public company, we incur significant legal, accounting and other expenses related to compliance with laws such as Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 requires that our management report on, and our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. Section 404 compliance has in the past diverted, and may continue to divert, internal resources, and require a significant amount of time and effort. If we fail to comply with Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective, we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities.

Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our convertible senior notes is triggered, holders of notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, thereby incurring share dilution (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as our convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the convertible notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their face amount over the term of the convertible notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the convertible notes.

In addition, under certain circumstances, convertible debt instruments (such as our convertible notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the convertible notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the convertible notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the convertible notes, then our diluted earnings per share would be adversely affected.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.

We have substantial existing indebtedness. For example, in September 2016 and December 2015, we issued $287.5 million and $230.0 million, respectively, in aggregate principal of convertible senior notes. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expenses were $167.9 million, $200.5 million and $108.0 million in 2018, 2017 and 2016, respectively. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, there is no assurance that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

Changes in current or future laws or regulations or the imposition of new laws or regulations, including new or changed tax regulations, environmental laws, export control laws, anti-corruption laws and conflict minerals rules or new interpretations thereof, by federal or state agencies or foreign governments could impair our ability to compete in international markets.

Changes in current laws or regulations applicable to us, the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Argentina, Canada, China, Germany, Japan, Malaysia, Singapore, Taiwan and United Kingdom, any changes or uncertainties with respect to such laws or regulations or with respect to trade relations between the United States and any such jurisdictions or any adverse outcome as a result of a review or examination by the applicable taxing authority, could materially and adversely affect our business, financial condition and results of operations. For example, we have entered into agreements with local governments to provide us with, among other things, favorable local tax rates if certain minimum criteria are met, as discussed in our risk factor entitled “Tax benefits that we receive may be terminated or reduced in the future, which would increase our costs.” These agreements may require us to meet several requirements as to investment, headcount and activities to retain this status. If we fail to otherwise meet the conditions of the local agreements, we may be subject to additional taxes, which in turn would increase our costs. In addition, potential future U.S. tax legislation could impact the tax benefits we effectively realize under these agreements.

Due to environmental concerns, the use of lead and other hazardous substances in electronic components and systems is receiving increased attention. In response, the European Union passed the Restriction on Hazardous Substances (RoHS) Directive, legislation that limits the use of lead and other hazardous substances in electrical equipment. The RoHS Directive became effective July 1, 2006. We believe that our current product designs and material supply chains are in compliance with the RoHS Directive. If our product designs or material supply chains are deemed not to be in compliance with the RoHS Directive, we and our third-party manufacturers may need to redesign products with components meeting the requirements of the RoHS Directive and we may incur additional expense as well as loss of market share and damage to our reputation.

We are also subject to export control laws, regulations and requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with the Export Administration Regulations and the International Traffic in Arms Regulations. We may not be successful in obtaining the necessary export licenses in all instances. Any limitation on our ability to export or sell our products imposed by these laws would adversely affect our business, financial condition and results of operations. For example, in April 2018, the U.S. Department of Commerce banned all exports to ZTE, a Chinese technology company. ZTE has been our customer and we expect a reduction in revenue as a result of the ban, at least in the short-term. We are currently assessing the long-term impact of this ban. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. While we are not aware of any other current or proposed export or import regulations which would materially restrict our ability to sell our products in other countries, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected. In addition, we are subject to economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, that prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. Violations of these trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We are also subject to risks associated with compliance with applicable anti-corruption laws, including the Foreign Corrupt Practices Act (FCPA), which generally prohibits companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage, or directing business to another, and requires public companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, companies may be held liable for actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA or similar laws, governmental authorities in the United States and elsewhere could seek to impose civil and criminal fines and penalties which could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Common Stock

The trading price and volume of our common stock is subject to price volatility. This volatility may affect the price at which you could trade our common stock.

The trading price of our common stock has experienced wide fluctuations. For example, the closing sale prices for our common stock have ranged from $24.44 to $41.35 in the twelve-month period ended December 31, 2018. Volatility in the market price of our common stock may occur in the future in response to many risk factors discussed herein and others beyond our control, including but not limited to:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	changes in the economic performance or market valuations of other companies that provide high-speed analog and mixed signal semiconductor solutions;

●	loss of a significant amount of existing business;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

●	issuance of new or updated research or reports by securities analysts;

●	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

●	regulatory developments in our target markets affecting us, our customers or our competitors;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	sales or expected sales of additional common stock or equity or equity-linked securities;

●	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

●	general economic and market conditions.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We lease 57,914 square feet of office space in Santa Clara, California, which currently serves as our principal executive office that will expire on September 17, 2019, as well as 11,036 square feet of office space that expires on December 31, 2019. We also lease 42,197 square feet of office space in Westlake Village, California under a lease that will expire on December 31, 2024. We also lease 27,797 square feet of office in Irvine, California under a lease that will expire on July 31, 2019. Our Singapore subsidiary currently leases 9,211 square feet of office space in Singapore under a lease that will expire on April 30, 2020. Our United Kingdom subsidiary currently leases office space in Northamptonshire, England under a lease that will expire on April 2, 2026. We also occupy space in Folsom, California, consisting of 7,532 square feet of office space under a lease that will expire on November 30, 2020, and space in Durham, North Carolina, consisting of 1,572 square feet of office space under a lease that expires on May 31, 2020. Our Canada subsidiary currently leases 13,951 square feet of office space in Ottawa, Canada under a lease that will expire on October 31, 2021, as well as 1,546 square feet of office space in Vancouver, Canada under a lease that expires on June 30, 2020. Our Argentina subsidiary currently leases 12,300 square feet of office space that expires on September 30, 2022. We believe that our current facilities are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 17 of Notes to our Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data.”

Item 3.	Legal Proceedings

We are currently a party to the following legal proceedings:

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California (Court) asserting that we infringe U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that we infringe U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that the iMB™ and certain other memory module components infringe the patents-in-suit. We answered the amended complaint on February 11, 2010 and asserted we do not infringe the patents-in-suit and that the patents-in-suit are invalid. In 2010, we filed inter partes requests for reexamination with the United States Patent and Trademark Office (USPTO), asserting that the patents-in-suit are invalid. As a result of the proceedings at the USPTO, the Court has stayed the litigation, with the parties advising the Court on status every 120 days.

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that were alleged to infringe, and at present, the USPTO has determined that almost all of the originally filed claims are not valid, with certain amended claims being determined patentable. The Reexamination Certificate for U.S. Patent No. 7,532,537 was issued on August 2, 2016 based upon amended claims. The Reexamination Certificate for U.S. Patent No. 7,636,274 was issued on November 5, 2018, indicating all claims 1-97 were cancelled. The parties continue to assert their respective positions with respect to the reexamination proceeding for U.S. Patent No. 7,619,912.

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

Claims Against ClariPhy

      Certain customers of ClariPhy have made claims associated with matters occurring prior to the acquisition date, including a demand letter we received relating to products purchased by a customer from ClariPhy.  The customer alleges that the products did not meet the specification or workmanship warranties provided in the agreement with ClariPhy, and has requested reimbursement and damages.  We are currently reviewing whether or not these claims are valid, and we are unable to reasonably estimate the amount of any potential liability at this time.  Amounts payable as a result of these claims may be recoverable from the escrow set up as part of the ClariPhy acquisition.

Other Litigation Matters

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

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “IPHI”.  As of February 25, 2019, we had approximately 35 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

We have never declared or paid any cash dividends on shares of our capital stock. We expect to retain all of our earnings to finance the expansion and development of our business and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. Our board of directors will determine future dividends, if any.

Directors and executive officers have currently and may from time to time in the future, establish pre-set trading plans in accordance with Rule 10b5-1 promulgated under the Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Part III, “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Share Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2013 in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on December 31, 2013 and ending on December 31, 2018. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Inphi Corporation, the S&P 500 Index
and the PHLX Semiconductor Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Inphi Corporation
S&P 500
PHLX Semiconductor

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected financial data should be read together with Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2018 and 2017, and the selected statements of operations data for each of the years ended December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this report. Our statements of operations have been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:

Revenue(1)	$294,490	$348,201	$266,277	$192,710	$96,145
Cost of revenue(1) (2) (3)	129,345	151,698	85,581	72,694	44,244
Gross profit	165,145	196,503	180,696	120,016	51,901
Operating expenses:
Research and development(1) (2) (3)	167,924	200,539	108,013	87,774	56,508
Sales and marketing(1) (2)	43,080	42,381	26,534	21,462	15,136
General and administrative(1) (2)	28,302	23,782	21,201	20,322	16,153
Total operating expenses	239,306	266,702	155,748	129,558	87,797
Income (loss) from operations	(74,161)	(70,199)	24,948	(9,542)	(35,896)
Interest expense(4)	(32,209)	(29,842)	(17,406)	(783)	—
Other income, net(5)	2,408	3,961	3,914	221	495
Income (loss) before income taxes from continuing operations	(103,962)	(96,080)	11,456	(10,104)	(35,401)
Provision (benefit) for income taxes(6)	(8,211)	(21,176)	(15,057)	5,857	1,131
Net income (loss) from continuing operations	(95,751)	(74,904)	26,513	(15,961)	(36,532)
Discontinued operations:
Gain from sale	—	—	78,544	—	—
Income (loss) from discontinued operations	—	—	(3,802)	4,535	14,531
Provision for income taxes	—	—	(1,799)	(2,125)	(607)
Net income from discontinued operations	—	—	72,943	2,410	13,924
Net income (loss)	$(95,751)	$(74,904)	$99,456	$(13,551)	$(22,608)
Earnings per share:
Basic
Net income (loss) from continuing operations	$(2.19)	$(1.78)	$0.65	$(0.41)	$(1.12)
Net income from discontinued operations	—	—	1.80	$0.06	0.43
Basic earnings per share	$(2.19)	$(1.78)	$2.45	$(0.35)	$(0.69)
Diluted
Net income (loss) from continuing operations	$(2.19)	$(1.78)	$0.60	$(0.41)	$(1.12)
Net income from discontinued operations	—	—	1.65	$0.06	0.43
Diluted earnings per share	$(2.19)	$(1.78)	$2.25	$(0.35)	$(0.69)
Weighted-average shares used in computing earnings per share:
Basic	43,690,581	42,165,213	40,565,433	38,580,330	32,707,868
Diluted	43,690,581	42,165,213	44,124,881	38,580,330	32,707,868

(1)

On October 3, 2014, we completed the acquisition of Cortina, including its high-speed interconnect and optical transport product lines, for approximately $52.5 million in cash and approximately 5.3 million shares of our common stock. On December 12, 2016, we completed the acquisition of ClariPhy for $303.7 million in cash. The results of operations of Cortina and ClariPhy and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from the acquisition dates. The acquisitions resulted in a significant change in our statement of operations in 2018, 2017, 2016, 2015 and 2014 which includes:

(i) charge to cost of goods sold resulting from the step-up inventory acquired from Cortina and ClariPhy; and

(ii) charge to cost of goods sold and operating expenses from amortization of acquired intangibles.

Footnotes continued on the following page.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$172,018	$163,450	$144,867	$283,044	$30,366
Investments in marketable securities	235,339	241,737	249,476	43,616	38,908
Working capital	446,837	457,062	433,250	344,897	108,623
Total assets	889,873	917,506	990,595	505,046	278,459
Long-term convertible debt	447,825	421,431	396,857	171,701	—
Other liabilities	75,354	84,674	131,214	42,675	39,285
Total stockholders’ equity	366,694	411,401	462,524	290,670	239,174

Footnotes continued from the prior page.

(2)	Stock-based compensation expense is included in our results of operations as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Operating expenses:
Cost of revenue	$2,527	$2,045	$1,796	$1,359	$1,154
Research and development	37,397	28,846	17,390	13,268	9,670
Sales and marketing	13,470	8,340	4,405	3,213	2,998
General and administrative	10,490	5,602	4,407	5,473	4,701
Discontinued operations	—	—	2,194	4,980	3,937

(3)

Cost of revenue and research and development expenses for the year ended December 31, 2017 included an impairment charge of $47.0 million as a result of abandonment of a project related to certain developed technology and in-process research and development from the ClariPhy acquisition.

(4)	The interest expense resulted from convertible debts issued in December 2015 and September 2016.

(5)	Other income, net included an impairment charge of $7.0 million related to a non-marketable equity investment for the year ended December 31, 2018.

(6)

The benefit for income taxes for the year ended December 31, 2016 included the release of valuation allowance against deferred tax assets as a result of the acquisition of ClariPhy. The benefit for income taxes for the year ended December 31, 2017 included revaluation of deferred tax liabilities to the new federal tax rate of 21% and tax benefit from intercompany transfer of intellectual property rights. The benefit for income taxes for the year ended December 31, 2018 included partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and enhancements of existing products, anticipated benefits of our acquisition of ClariPhy, our ability to forecast demand and its effects, critical accounting policies and estimates, our expectations regarding our expenses and revenue, average selling prices, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, distributor price discounts and its effects, estimates regarding our inventory reserve, stock-based compensation expense and taxable income, assessment of our tax return positions, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, our ability to forecast demand, competition, warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including the risks set forth under Part I, “Item 1A, Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and datacenter markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and datacenter infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and datacenters. We provide 25G to 600G high-speed analog and mixed signal semiconductor solutions for the communications market. We have a wide range of products in our portfolio with many products sold in communication and datacenter markets as of December 31, 2018. We have ongoing, informal collaborative discussions with industry and technology leaders in Tier-1 cloud providers, telecom operators, network system OEMs and optical module and component vendors to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

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

•

In 2012, we started shipping samples of the IN3250TA, our second-generation TIA for 100G reconfigurable colorless networks. We also introduced the industry’s first quad linear driver designed for linear transmitters to enable next-generation 100G/400G coherent systems to address the need for higher speed and higher performance networking infrastructure. We also announced the availability of the world’s first production ready 100G CMOS PHY/SerDes Gearbox products for next-generation data center, enterprise and service provider line cards.

•

In 2013, we introduced the second generation 100G CMOS SerDes gearbox integrated circuit (GB IC) for data center, enterprise and service provider line cards. The new GB IC with Tri-rate™ foundation is designed to enable seamless support of 10G, 40G and 100G Ethernet and optical transport network on a single line card. We also began shipping the industry’s first quad linear driver designed for linear transmitters to enable next-generation 100G/400G coherent systems to address the need for higher speed, higher performance networking infrastructure.

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

•

In 2016, we completed the acquisition of ClariPhy Communications, Inc. With this acquisition, we are able to provide a complete coherent platform to our customers in long haul, metro, and datacenter interconnect applications. We also introduced ColorZ® reference design, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80 km DWDM Data Center Interconnect in QSFP28 form factor. Utilizing advanced Pulse Amplitude Modulation signaling, ColorZ® delivers up to 4Tb/s of bandwidth over a single fiber and allows multiple data centers located up to 80 km of each other to be connected and act like a single data center. We further introduced a highly integrated Silicon Photonics (SiPho) technology platform for 100Gbit/s data center applications. The single-chip SiPho optics includes multi-channel modulators, photodetectors, multiplexers, demultiplexers, optical power monitors and fiber coupling structures all integrated onto a single integrated circuit. We also announced the availability of the industry’s lowest power Clock and Data Recovery Retimer for module applications, IN012525-CQ CMOS CDR and 45GBaud Linear Coherent Product Family, the industry’s first linear ICs enabling 400G coherent solutions for next-generation long haul, metro, and data center applications. We also announced the industry’s first 400GbE platform solution for next-generation 400G CFP8 modules. The platform solution includes our PAM4 DSP IC that supports IEEE P802.3bs 400G/s Ethernet standard alongside its companion market leading linear TIA and linear drivers for client based cloud interconnects. With the introduction of these new products, we are offering customers an end-to-end platform solution for moving data faster within and between data centers. We also announced the production availability of a new product in the 32GBaud Linear Coherent Product Family. The IN3217SZ, a quad linear Mach-Zehnder Modulator Driver in a SMT package, extends the product portfolio by utilizing cost effective packaging for the 100G/200G coherent long haul and metro optical interconnect applications. We also announced the sampling of IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier. The IN6450TA supports data rates of 400Gbps to 600Gbps on a single wavelength for long haul, metro, and data center interconnect networks using coherent technology.

•

In 2017, we started sampling IN6417SZ, the industry’s first 64GBaud quad linear differential to single-ended Mach-Zehnder Modulator Driver in 14x9 mm Surface Mount Technology (SMT) package. This new 64GBaud SMT quad linear driver extends our 64G product portfolio for next-generation 400G/600G coherent, long haul, and metro optical interconnect applications. We introduced Polaris™, the industry’s first 16nm CMOS 4-level Pulse Amplitude Modulation (PAM4) platform solution for next-generation cloud deployments. The Polaris platform includes our highly integrated, lowest power PAM4 digital signal processing IC alongside its companion market leading, low power linear driver and TIA for data center connectivity. We announced the commercial availability and production ramp of ColorZ®, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80 km DWDM Data Center Interconnect in QSFP28 form factor, and our IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier. We also announced the new Vega™ family of low power 50/100/200/400G PAM4 Gearbox and Retimer DSPs for system line cards. Leveraging our DSP-based PAM4, the new Gearbox and Retimer DSPs expand bandwidth capacity of next generation networks, delivering accelerated connectivity for wired network infrastructure at cloud-scale data centers, enterprise, and service providers. We also started sampling our M200, an ultra-low power, and high-performance Coherent DSP, supporting 100G and 200G data rates for long haul, metro and data center interconnect applications. We announced the expansion of our ColorZ® portfolio with ColorZ-Lite™, 100G DWDM in QSFP28 form factor for campus and data center interconnects. The addition of ColorZ-Lite™ offers campus and data centers a cost optimized solution for shorter distances up to 20 km. We also expanded our 16nm Polaris™ PAM4 DSP portfolio for next generation 50G-400G cloud deployments. The new Polaris™ PAM4 DSP now includes products supporting an integrated driver to address the growing demands for lower power and reduced cost solutions over short reach data center optical connectivity.

•

In 2018, we announced our 16nm 400Gbps Porrima™ Single-Lambda PAM4 platform, the first complete 56GBaud platform solution for wired network infrastructure including hyperscale cloud data center, service provider and enterprise network. We also announced the production availability of the Polaris™ 16nm CMOS PAM4 platform. The Polaris platform is the industry’s first 16nm 28GBaud PAM4 DSP that includes integrated driver options for EML and VCSEL lasers to cover a broad range of optical interconnects from 50G to 400G. The platform also supports a family of discrete EML and VCSEL drivers and linear TIAs. We started shipping the production version of its M200 LightSpeed-III™, Coherent DSP with ultra-low power and high-performance supporting 100G and 200G data rates for long haul, metro and data center interconnect applications. We announced the expansion of its 16nm Porrima™ Single-Lambda PAM4 platform family, with the complete 100Gbps/56GBaud platform solution for 100G QSFP28 and SFP-DD DR/FR optical modules for wired network infrastructure including hyperscale cloud data center, service provider, wireless 5G and enterprise networks. We introduced the industry’s smallest form factor, lowest power and highest performance 64GBaud quad coherent TIA and driver. Paired up as a chipset, the new TIA and Driver will enable higher density line cards and pluggable solutions that are critical for next generation 400/600G long haul, metro and data center interconnect (DCI) applications.

Our products are designed into systems sold by OEMs, including Tier-1 OEMs in the telecom and networking system markets worldwide. We believe we are one of a limited number of suppliers to these OEMs for the types of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2018, we sold our products to more than 100 customers. A significant portion of our revenue has been generated by a limited number of customers. We believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 18%, 14%, and 11% of our total revenue, respectively, in the year ended December 31, 2018.  Sales to Cyberlink was 11% of our total revenue for the year ended December 31, 2018.  We believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 17%, 14%, and 11% of our total revenue, respectively, in the year ended December 31, 2017. In the year ended December 31, 2016, we believe that sales to Huawei and Cisco, directly and indirectly, through subcontractors, accounted for approximately 16% and 12% of our total revenue, respectively. Substantially all of our sales to date, including our sales to Microsoft, Huawei and Cisco, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 50 million high-speed analog and mixed signal semiconductors. Our total revenue was $294.5 million, $348.2 million and $266.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in our revenue in 2018 was primarily a result of decreased consumption of our long haul and metro products and Cortina legacy and transport products due to announced end of life programs.

Sales to customers in Asia accounted for 57%, 62% and 70% of our total revenue in 2018, 2017 and 2016, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end-users outside Asia.

In April 2010, we received approval from the government of Singapore to set up an international headquarters from which to conduct our international operations. Because of its geographic alignment with suppliers and customers, we established our operations in Singapore to become a new international headquarters office for receiving and fulfilling orders for product shipped to locations outside the United States. In addition, we built a team of engineering capability in Singapore both for development as well as testing associated with manufacturing. International operations in Singapore commenced on May 1, 2010 and during 2010, we transitioned our international operations from the United States to our Singapore subsidiary.

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

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2018, compared to the year ended December 31, 2017, we delivered the following financial performance.

●	Total revenue decreased by $53.7 million, or 15% to $294.5 million.
●	Gross profit as a percentage of revenue was comparable at 56%.
●	Total operating expenses decreased by $27.4 million, or 10% to $239.3 million.
●	Loss from operations increased by $4.0 million to $74.2 million.
●	Benefit for income taxes was $8.2 million in 2018, compared to $21.2 million in 2017.
●	Loss per share increased by $0.41 to $2.19.
●

During the year ended December 31, 2018, we reclassified the in-process research and development related to the ClariPhy acquisition to developed technology and accordingly, started the amortization. In addition, we also recorded an impairment charge of $7.0 million on a certain investment in non-marketable equity security.

●

During the year ended December 31, 2018, we recorded a tax benefit of $8.2 million which included the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

The decrease in our revenue for the year ended December 31, 2018 was primarily the result of a lower level of consumption of our long haul and metro products as well as our Cortina legacy products due to announced end of life programs, partially offset by increase in consumption of our data center products.

Total operating expenses decreased in 2018 due primarily to an impairment of in-process research and development cost of $36.8 million in 2017 and cost reduction program, partially offset by increase in stock-based compensation expense due to higher equity awards. Our expenses mainly consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business. Our loss per share increased primarily due to decrease in gross margin, increase in other expenses, decrease in benefit for income taxes, partially offset by decrease in operating expenses.

Critical Accounting Policies and Significant Management Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Revenue Recognition

Prior to January 1, 2018, we recognized revenue when there was persuasive evidence of an arrangement, delivery had occurred, the fee was fixed or determinable and collection was reasonably assured.

On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contract with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of this guidance resulted in no cumulative effect adjustment as of January 1, 2018. Starting January 1, 2018, we recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). The impact on revenue for the year ended December 31, 2018 was an increase of $3.8 million. The impact on cost of revenue for the year ended December 31, 2018 was an increase of $0.8 million. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior periods were not retrospectively adjusted and continue to be reported in accordance with our historic revenue recognition accounting.

We recognize revenue when the control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for such goods or services.

Our products are fully functional at the time of shipment and do not require additional production, modification, or customization. We recognize revenue upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer, net of accruals for estimated sales returns and allowances. Sales and other taxes we collect are excluded from revenue. The fee is based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other persuasive evidence of an arrangement. Certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. We estimate the extent of these distributor price discounts at each reporting period to reduce accounts receivable and revenue. Although we accrue an estimate of distributor price discount, we do not issue these discounts to the distributor until the inventory is sold to the distributors' customers. As of December 31, 2018, the estimated price discount was $1.6 million. Payment terms of customers are typically 30 to 60 days after invoice date. Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience.

Occasionally, we enter into license and development agreements with some of its customers and recognizes revenue from these agreements upon completion and acceptance by the customer of contract deliverables by milestones or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services. We believe the milestone method best depicts efforts expended to transfer services to the customers. Certain contracts may include multiple performance obligations in which we allocate revenues to each performance obligation based on relative stand-alone selling price. We determine stand-alone selling prices based on the adjusted market assessment approach or residual approach, if applicable.

We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. Our policy is to record an allowance for doubtful accounts based on specific collection issues we have identified, aging of underlying receivables and historical experience of uncollectible balances. As of both December 31, 2018 and 2017, our allowance for doubtful accounts was $1.2 million and $0.2 million, respectively.

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

Inventory Valuation

We value our inventory, which includes materials, labor and overhead, at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We periodically write-down our inventory to the lower of cost and net realizable value based on our estimates that consider historical usage and future demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. The calculation of our inventory valuation requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence that may turn out to be inaccurate. Inventory valuation reserves were $6.2 million and $3.1 million as of December 31, 2018 and 2017, respectively. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor both a specific and general accrual for the related warranty expense based on specific circumstances and general historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2018 and 2017 was $0.1 million.

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

We assess the impairment of long-lived assets, which consist primarily of property and equipment and intangible assets, including purchased in-process research and development, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in our overall estimated fair value for a sustained period, shifts in technology, loss of key management or personnel, changes in our operating model or strategy and competitive forces. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. Assumptions and estimates about future values and remaining useful lives are complex and often subjective.

The acquisition of ClariPhy on December 12, 2016 increased our goodwill and identifiable intangible assets by $96.6 million and $236.0 million, respectively. During the year ended December 31, 2017, we abandoned a project related to certain developed technology and in-process research and development that resulted to an impairment charge of $47.0 million. The abandonment of the project was primarily related to change in product roadmap following the acquisition of ClariPhy. See Note 2 to the Notes to our Consolidated Financial Statements. There was no evidence of additional impairment based on the annual impairment testing for the year ended December 31, 2018.

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair market value of our common stock on the date of grant. The performance-based stock units are subject to the achievement of a pre-established revenue goal and earnings per share on a non-GAAP basis.  Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service.  The fair value of the performance-based stock units is calculated using the same method as our standard restricted stock units described above once the performance goals are met. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. If the award has a market condition, we estimate the fair value using Monte Carlo simulation model and recognize compensation ratably over the service period. We elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports.

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

We do not believe there is a reasonable likelihood that there will be material changes in the estimates and assumptions we use to determine stock-based compensation expense. In the future, if we determine that other valuation models are more reasonable, the stock-based compensation expense that we record in the future may differ significantly from what we have recorded using the Black-Scholes option or Monte Carlo simulation pricing models.

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

We have valuation allowance against deferred tax assets for the years ended December 31, 2018, 2017 and 2016. The valuation allowance was established due to negative evidence that included our cumulative losses in the U.S. and various foreign subsidiaries, after considering permanent tax differences. During the year ended December 31, 2016, we released a portion of the federal valuation allowance against deferred tax assets as a result of the consolidation of our deferred tax assets with ClariPhy’s deferred tax liabilities. We also released the entire Singapore valuation allowance as a result of the full utilization of the Singapore deferred tax asset during the year primarily due to the gain from the sale of the memory product business, yielding a deferred tax liability as of December 31, 2016. During the year ended December 31, 2017, we released a portion of the federal and state valuation allowance against certain deferred tax assets that were deemed more likely than not to be realized. The valuation allowance release resulted in the recognition of an income tax benefit. During the year ended December 31, 2018, we released a portion of the federal valuation allowance against deferred tax assets as a result of the transfer of an acquired in-process research and development to developed technology in 2018, which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets.

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

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act contains significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. The effect of the tax law changes must be recognized in the period of enactment. As a result of the change in tax rate, our deferred tax assets and liabilities are required to be remeasured to reflect their value at a lower tax rate of 21%. SAB 118 allows for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. In accordance with SAB 118, as of December 31, 2017, we made a provisional estimate of the remeasurement of the federal deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced U.S. statutory corporate tax rate to 21%, the mandatory repatriation income which was fully absorbed by the U.S. net operating loss, the related valuation allowance offset, and valuation allowance release on deferred tax assets for the federal AMT credit that was made refundable by the Tax Reform Act. During 2018, we elected to account for GILTI as a period cost in the year the tax is incurred and made changes to its provisional estimates previously recorded for the mandatory repatriation upon filing of its 2017 U.S. income tax return. The change in the mandatory repatriation income was fully absorbed by the U.S. net operating loss, which is subject to valuation allowance, and resulted in no current tax liability. This measurement period adjustment had no net tax effect after the offsetting change to the valuation allowance. At December 31, 2018, we have completed the accounting for all of the enactment-date income tax effects of the Tax Reform Act.

Results of Operations and Key Operating Metrics

The following describes the line items in the statements of operations, which we consider to be our key operating metrics.

Revenue. We generate revenue from sales of our semiconductor products to end customers. A portion of our products is sold indirectly to customers through distributors.

We design and develop high-speed analog and mixed signal semiconductor solutions for the communications and datacenter markets. Our revenue is driven by various trends in these markets. These trends include the deployment and broader market adoption of next generation 400G technologies in communications and enterprise networks and the timing of next generation network.

Our revenue is also impacted by changes in the number and average selling prices of our semiconductor products. Our products are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes, and average selling prices that are lower than initial levels.

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. We introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 18% and 17% of our total revenue in 2018 and 2017, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 10% and 25% of our total revenue in 2017 and 2016, respectively. There were no other products that generated more than 10% of our total revenue in 2018, 2017 or 2016.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end-user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
China	$113,684	$114,168	$103,071
United States	87,545	92,620	29,976
Japan	7,492	29,061	36,308
Thailand	40,884	45,205	35,837
Other	44,885	67,147	61,085
	$294,490	$348,201	$266,277

Cost of revenue. Cost of revenue includes cost of materials such as wafers processed by third-party foundries, costs associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, as well as equipment associated with manufacturing support, logistics and quality assurance, warranty costs, write-down of inventories, amortization of production mask costs, amortization and impairment of developed technology, amortization of step-up values of inventory, overhead and other indirect costs, such as allocated occupancy and information technology costs.

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

Provision (benefit) for income taxes. For the year ended December 31, 2016, we recorded an income tax benefit of $15.1 million, which reflects an effective tax rate of (131%). The effective tax rate of (131%) differs from the statutory rate of 34% primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, transaction cost adjustments and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2016 included an income tax benefit of $17.8 million from the partial release of federal valuation allowance and full release of Singapore valuation allowance. The partial release of the federal valuation allowance against deferred tax assets resulted from the consolidation of our federal deferred tax assets with ClariPhy’s federal deferred tax liabilities. The full release of the Singapore valuation allowance against deferred tax assets resulted from our full utilization of deferred tax asset during the year primarily due to the gain from the sale of the memory product business. For the year ended December 31, 2017, we recorded an income tax benefit of $21.2 million, which reflects an effective tax rate of 22%. The effective tax rate of 22% differs from the statutory rate of 34% primarily due to the effects of the Tax Reform Act that was enacted on December 22, 2017, change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2017 included an income tax benefit of $1.1 million from the partial release of valuation allowance against certain federal and state deferred tax assets that were deemed more likely than not to be realized. For the year ended December 31, 2018, we recorded an income tax benefit of $8.2 million, which reflects an effective tax rate of 8%. The effective tax rate for the year ended December 31, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation. In addition, the income tax benefit for the year ended December 31, 2018 included the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods, partially offset by income tax expense for the accrual of unrecognized tax benefit for foreign taxes.

The following table sets forth a summary of our statement of operations for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue	$294,490	$348,201	$266,277
Cost of revenue	129,345	151,698	85,581
Gross profit	165,145	196,503	180,696
Operating expenses:
Research and development	167,924	200,539	108,013
Sales and marketing	43,080	42,381	26,534
General and administrative	28,302	23,782	21,201
Total operating expenses	239,306	266,702	155,748
Income (loss) from operations	(74,161)	(70,199)	24,948
Interest expense	(32,209)	(29,842)	(17,406)
Other income	2,408	3,961	3,914
Income (loss) before income taxes from continuing operations	(103,962)	(96,080)	11,456
Benefit for income taxes	(8,211)	(21,176)	(15,057)
Net income (loss) from continuing operations	(95,751)	(74,904)	26,513
Discontinued operations:
Gain from sale	—	—	78,544
Loss from discontinued operations	—	—	(3,802)
Provision for income taxes	—	—	(1,799)
Net income from discontinued operations	—	—	72,943
Net income (loss)	$(95,751)	$(74,904)	$99,456

The following table sets forth a summary of our statement of operations as a percentage of each line item to the revenue:

	Year Ended December 31,
	2018	2017	2016
Revenue	100%	100%	100%
Cost of revenue	44	44	32
Gross profit	56	56	68
Operating expenses:
Research and development	57	57	40
Sales and marketing	14	12	10
General and administrative	10	7	8
Total operating expenses	81	76	58
Income (loss) from operations	(25)	(20)	10
Interest expense	(11)	(9)	(7)
Other income	1	1	1
Loss before income taxes from continuing operations	(35)	(28)	4
Benefit for income taxes	(3)	(6)	(6)
Net income (loss) from continuing operations	(32)	(22)	10
Discontinued operations:
Gain from sale	—	—	29
Loss from discontinued operations	—	—	(1)
Provision for income taxes	—	—	(1)
Net income from discontinued operations	—	—	27
Net income (loss)	(32)%	(22)%	37%

 Comparison of the Years Ended December 31, 2018, 2017 and 2016

Revenue

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$294,490	$348,201	$266,277	$(53,711)	(15%)	$81,924	31%

Revenue for the year ended December 31, 2018 decreased by $53.7 million mainly due to decrease in number of units sold, partially offset by increase in average selling price (ASP). Revenue for the year ended December 31, 2018 decreased by $53.7 million primarily due to decline in revenue from long haul and metro products by $62.5 million and Cortina legacy and transport products by $23.7 million. The decreases are partially offset by an increase in revenue from data center products by $32.5 million. The ASP for the year ended December 31, 2018 increased by 55% due to product mix mainly from decrease in number of units sold of lower ASP products. The decline in revenue from long haul and metro products was partly driven by China original equipment manufacturers (OEMs) due to an oversupply which peaked in 2017. The remaining decline in revenue came from North American and European OEMs which also reflected a similar market weakness in communication products. The decline in revenue from Cortina legacy and transport products was due to end of life programs for certain older products initiated in 2017, the last shipments of which were made in the first quarter of 2018.

Revenue for the year ended December 31, 2017 increased by $81.9 million mainly due to an increase in the number of units sold by 69%, partially offset by a decrease in ASP of 22%. The sales volumes were up in particular due to announced end of life programs on the legacy components. The ASP decreased by 22% primarily due to product mix. Legacy products contributed to the significant decline in ASP because of larger shipments to customers due to end of life programs we initiated in 2017. In addition, revenue from high-priced products such as quad linear driver and optical PHY products decreased. Excluding legacy and ClariPhy products, the ASP of other products generally increased due to product mix, mainly due to ColorZ®.

Cost of Revenue and Gross Profit

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$129,345	$151,698	$85,581	$(22,353)	(15%)	$66,117	77%
Gross profit	165,145	196,503	180,696	(31,358)	(16%)	15,807	9%
Gross profit as a percentage of revenue	56%	56%	68%	—	—	—	(12%)

Cost of revenue for the year ended December 31, 2018 decreased by $22.4 million due mainly to impairment of certain developed technology in 2017, amortization of inventory fair value step-up related to acquired ClariPhy inventories sold in 2017 and decrease in revenue. Gross profit as a percentage of revenue for the year ended December 31, 2018 was comparable to 2017.

Cost of revenue and gross profit for the year ended December 31, 2017 increased by $66.1 million and $15.8 million, respectively, compared to the prior year primarily due to an increase in revenue from sales of ColorZ®, ClariPhy products and Cortina legacy components. In addition, we recorded an impairment charge of $10.2 million of certain developed technology from the ClariPhy acquisition during 2017. Gross profit as a percentage of revenue decreased, due to impairment charge of $10.2 million of certain developed technology, increase in amortization of inventory fair value step-up related to acquired ClariPhy inventories sold in 2017 of $8.4 million, increase in amortization of acquired ClariPhy intangible assets of $16.3 million and product mix.

 Research and Development

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$167,924	$200,539	$108,013	$(32,615)	(16%)	$92,526	86%

Research and development expenses for the year ended December 31, 2018 decreased by $32.6 million primarily due to impairment of certain in-process research and development of $36.8 million in 2017. Salary and employee benefits decreased by $5.7 million due to completion of accrual of retention bonus of employees from the ClariPhy acquisition, reduction in employee headcount as a result of restructuring and vacation usage. In addition, testing, laboratory supplies, and consulting expenses decreased by $4.5 million due to cost reduction efforts implemented. These decreases were partially offset by an increase in equity awards, which resulted in a $8.6 million increase in stock-based compensation expense. In addition, for the year ended December 31, 2017, we recorded reimbursement from a customer related to research and development of $3.0 million and none in 2018. Depreciation, information technology (IT) and allocated expenses increased by $2.8 million due to an increase in equipment, information technology expenses and higher engineering activities of operations group.

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

Sales and Marketing

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$43,080	$42,381	$26,534	$699	2%	$15,847	60%

Sales and marketing expenses for the year ended December 31, 2018 increased by $0.7 million primarily due to an increase in personnel costs, including stock-based compensation expense of $3.2 million due to higher equity awards. The increase in the year ended December 31, 2018 was partially offset by decrease in commission, supplies, travel and allocated expenses by $2.0 million, due to lower revenue and cost reduction efforts implemented.

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

General and Administrative

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$28,302	$23,782	$21,201	$4,520	19%	$2,581	12%

General and administrative expenses for the year ended December 31, 2018 increased by $4.5 million primarily due to an increase in salaries and stock-based compensation by $4.0 million due mainly to higher equity awards. During the year ended December 31, 2018, we recorded a bad debt expense of $0.6 million and a loss on a settlement of claims related to the ClariPhy acquisition of $2.2 million. The increases were partially offset by decrease in professional, consulting fees and public company filing fees by $0.9 million due to higher fees in 2017 in relation to the acquisition of ClariPhy. In addition, allocated expenses such as facility, human resources and information technology expenses decreased by $0.8 million due to cost reduction efforts implemented.

General and administrative expenses for the year ended December 31, 2017 increased by $2.6 million, primarily due to salaries and stock-based compensation of $1.3 million, which resulted from a mix of salary increases and new hires. Accounting and consulting fees increased by $0.8 million in relation to the acquisition of ClariPhy. Allocated expenses increased by $1.1 million mainly due to an increase in facility leases and information technology expenses. The increases were partially offset by a decrease in outside legal fees by $0.9 million due to expenses incurred in 2016 in connection with the ClariPhy acquisition.

Benefit for Income Taxes

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	Amount	%	Amount	%
	(dollars in thousands)
Benefit for income taxes	$(8,211)	$(21,176)	$(15,057)	$12,965	61%	$(6,119)	(41%	)

For the year ended December 31, 2018, we recorded an income tax benefit of $8.2 million, which reflects an effective tax rate of 8%. The effective tax rate for the year ended December 31, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation. In addition, the income tax benefit for the year ended December 31, 2018 included the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods, partially offset by income tax expense for the accrual of unrecognized tax benefit for foreign taxes.

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

For the year ended December 31, 2016, we recorded an income tax benefit of $15.1 million, which reflects an effective tax rate of (131%). The effective tax rate of (131%) differs from the statutory rate of 34% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, transaction cost adjustments, and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2016 included an income tax benefit of $17.8 million from the partial release of federal valuation allowance and full release of the Singapore valuation allowance. The partial release of the federal valuation allowance against deferred tax assets resulted from the consolidation of our federal deferred tax assets with ClariPhy’s federal deferred tax liabilities. The full release of the Singapore valuation allowance against deferred tax assets resulted from our full utilization of deferred tax asset during the year primarily due to the gain from the sale of the memory product business.

Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as a number of other factors, including excess tax benefits from share-based compensation, settlement of tax contingency items, and the impact of new legislation.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents and investments in marketable securities of $407.4 million. Our primary uses of cash are to fund operating expenses, purchase inventory, acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2016 and 2015, we issued convertible debt, which resulted in an increase in cash and cash equivalents. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the timing of shipments and payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$78,159	$77,308	$63,073
Net cash used in investing activities	(56,961)	(38,341)	(448,213)
Net cash provided by (used in) financing activities	(12,630)	(20,384)	246,963
Net increase (decrease) in cash and cash equivalents	$8,568	$18,583	$(138,177)

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2018 primarily reflected depreciation and amortization of $82.7 million, stock-based compensation expense of $63.9 million, impairment of non-marketable equity investment of $7.0 million, accretion of convertible debt and amortization of issuance expenses of $26.4 million, decrease in accounts receivable of $6.7 million and prepaid expenses and other assets of $0.5 million and increases in accounts payable of $2.0 million and deferred revenue of $5.0 million, partially offset by a net loss of $95.8 million, deferred income taxes of $8.6 million, net unrealized gain on equity investments of $2.4 million, increases in inventories of $1.3 million, decreases in accrued expenses of $4.9 million and other liabilities of $1.1 million, and change in income tax payable/receivable of $1.7 million. Our accounts receivable decreased due mainly to collections. Our prepaid and other assets decreased due to amortization. Our inventories and accounts payable increased due to an increase in production volume for shipment in the first quarter of 2019. Our deferred revenue increased due to billing to a customer in which revenue will be recognized in the future. Our accrued expenses decreased mainly due to the timing of payment of employee-related expenses. Other liabilities decreased due to payment of liability to a customer related to the ClariPhy acquisition.

Net cash provided by operating activities in 2017 primarily reflected depreciation and amortization of $77.9 million, stock-based compensation expense of $44.8 million, impairment of intangible assets of $47.0 million, accretion of convertible debt of $24.6 million, amortization of premiums on marketable securities of $1.0 million, decreases in prepaid expenses and other assets of $2.3 million, and increase in accounts payable of $1.7 million, partially offset by a net loss of $74.9 million, deferred income taxes of $22.4 million, a change in income tax payable/receivable of $0.6 million, increase in accounts receivable of $17.4 million, and decreases in deferred revenue of $3.2 million, accrued expenses of $0.6 million and other liabilities of $3.0 million. Our prepaid expenses and other assets decreased mainly due to receipt of funds for a claim from escrow related to the ClariPhy acquisition. Our accounts payable increased due to an increase in production volume and timing of payments. Our accounts receivable increased due to higher product shipments to customers and longer payment terms of some customers. Our deferred revenue decreased due to lower inventory in the distributors. Our accrued expenses and other liabilities decreased mainly due to the timing of payments.

Net cash provided by operating activities in 2016 primarily reflected net income of $99.5 million, depreciation and amortization of $31.2 million, stock-based compensation of $30.2 million, amortization of deferred tax charge of $0.9 million, amortization of premiums on marketable securities of $1.5 million, accretion of convertible debt and amortization of issuance expenses of $14.2 million, a change in income tax payable/receivable of $1.4 million, an increase in accounts payable of $3.5 million and other liabilities by $2.0 million, partially offset by a gain from sale of discontinued operations and cost method investment of $79.7 million, deferred income taxes of $15.5 million, increases in accounts receivable of $17.0 million, inventories of $6.4 million, prepaid expenses of $1.4 million and a decrease in deferred revenue of $1.3 million. Our accounts payable increased due to an increase in production volume. Our other liabilities increased due to amounts payable to Rambus. Our accounts receivable increased due to higher product shipments to customers and longer credit term. Our inventories increased as a result of growing production for expected delivery to customers in the first quarter of 2017. Our prepaid expenses and other assets increased due to additional subscriptions. Our deferred revenue decreased due to the sale of our memory product business.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2018 primarily consisted of purchases of marketable securities of $248.0 million, purchases of property and equipment of $31.7 million, purchases of equity investments of $12.8 million, and payment of debt related to purchase of intangible assets of $21.4 million, partially offset by proceeds from maturities and sales of marketable securities of $254.5 million and proceeds from sale of equity investment of $2.4 million.

Net cash used in investing activities in 2017 consisted of cash used to purchase investment in marketable securities of $261.2 million, payment of debt related to purchase of intangible assets of $16.1 million, purchases of property and equipment of $37.4 million, mainly for laboratory, production and computer equipment, and remittance of remaining balance due to stockholders of ClariPhy of $1.8 million, partially offset by sales and maturities of marketable securities of $267.5 million and proceeds from the sale of discontinued operations previously held in escrow of $10.7 million.

Net cash used in investing activities in 2016 consisted of cash used to purchase investment in marketable securities of $330.6 million, the acquisition of ClariPhy for $294.4 million, net of cash acquired, purchases of property and equipment of $22.3 million, mainly for laboratory, production and computer equipment and leasehold improvements for our offices, and the purchase of minority interest in an early stage private companies for $8.0 million, partially offset by sales and maturities of marketable securities of $122.1 million, proceeds from the sale of discontinued operations of $78.8 million and cost method investment of $6.3 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in 2018 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock of $19.1 million and payment of equipment financing obligations of $0.5 million, partially offset by proceeds from exercise of stock options and employee stock purchase plan of $6.6 million and repayment of long-term loan provided to a supplier of $0.4 million.

Net cash used by financing activities in 2017 consisted primarily of minimum tax withholding paid on behalf of employees for restricted stock units of $27.7 million and payment of equipment financing obligations of $1.0 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan totaling $8.0 million and repayment of long-term loan provided to a supplier of $0.3 million.

Net cash provided by financing activities in 2016 consisted primarily of net proceeds from issuance of convertible debt of $279.5 million and proceeds from the exercise of stock options and employee stock purchase plan of $11.3 million. This was partially offset by the purchase of capped call options related to convertible debt issued of $22.5 million, minimum tax withholding paid on behalf of employees for net share settlement of $20.4 million and a loan to a supplier of $0.7 million.

Operating and Capital Expenditure Requirements

Our principal sources of liquidity as of December 31, 2018 consisted of $407.4 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 - 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A, Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through equity or debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2018:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible debt	$517,500	—	$517,500	—	—
Interest payable on convertible debt	11,644	$4,744	6,900	—	—
Operating lease obligations	13,758	4,588	4,135	$3,337	$1,698
Obligations related to software license intangibles	32,562	23,697	8,865	—	—
Obligations under service contract	3,032	1,501	1,531
Obligations under equipment financing	958	501	457	—	—

As of December 31, 2018, we recorded a liability for our uncertain tax position of $0.7 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third-party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2018, the total value of open purchase orders for wafers was approximately $8.6 million. As of December 31, 2018, we have a commitment to pay $0.7 million of mask costs.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $407.4 million and $405.2 million at December 31, 2018 and December 31, 2017, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2018 consisted of money market funds, municipal bonds, corporate bonds, variable rate demand notes, commercial paper and asset-backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2018, the impact on the fair value of these securities or our cash flows or income would not be material.

In a low interest rate environment, as short-term investments mature, reinvestment can occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of December 31, 2018, we had outstanding debt of $517.5 million in the form of convertible notes. The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of our convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Our cash and cash equivalents and investment in marketable securities at December 31, 2018 consisted of $370.2 million held domestically, with the remaining balance of $37.2 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inphi Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of operations and cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers as of January 1, 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2019

We have served as the Company’s auditor since 2002.

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$172,018	$163,450
Investments in marketable securities	235,339	241,737
Accounts receivable, net	61,271	67,993
Inventories	33,052	31,721
Prepaid expenses and other current assets	9,600	12,208
Total current assets	511,280	517,109
Property and equipment, net	70,740	60,344
Goodwill	104,502	104,502
Identifiable intangible assets, net	180,447	222,933
Other assets, net	22,904	12,618
Total assets	$889,873	$917,506
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,891	$14,721
Deferred revenue	5,432	435
Accrued employee expenses	11,206	15,214
Other accrued expenses	7,595	8,290
Other current liabilities	24,319	21,387
Total current liabilities	64,443	60,047
Convertible debt	447,825	421,431
Other long-term liabilities	10,911	24,627
Total liabilities	523,179	506,105
Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 44,292,722 and 42,780,229 issued and outstanding at December 31, 2018 and 2017, respectively	44	43
Additional paid-in capital	536,157	484,934
Accumulated deficit	(169,896)	(74,145)
Accumulated other comprehensive income	389	569
Total stockholders’ equity	366,694	411,401
Total liabilities and stockholders’ equity	$889,873	$917,506

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Income (Loss)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$294,490	$348,201	$266,277
Cost of revenue	129,345	151,698	85,581
Gross profit	165,145	196,503	180,696
Operating expenses:
Research and development	167,924	200,539	108,013
Sales and marketing	43,080	42,381	26,534
General and administrative	28,302	23,782	21,201
Total operating expenses	239,306	266,702	155,748
Income (loss) from operations	(74,161)	(70,199)	24,948
Interest expense	(32,209)	(29,842)	(17,406)
Other income, net	2,408	3,961	3,914
Income (loss) before income taxes from continuing operations	(103,962)	(96,080)	11,456
Benefit for income taxes	(8,211)	(21,176)	(15,057)
Net income (loss) from continuing operations	(95,751)	(74,904)	26,513
Discontinued operations:
Gain from sale	—	—	78,544
Loss from discontinued operations	—	—	(3,802)
Provision for income taxes	—	—	(1,799)
Net income from discontinued operations	—	—	72,943
Net income (loss)	$(95,751)	$(74,904)	$99,456
Earnings per share:
Basic
Net income (loss) from continuing operations	$(2.19)	$(1.78)	$0.65
Net income from discontinued operations	—	—	1.80
Basic earnings per share	$(2.19)	$(1.78)	$2.45
Diluted
Net income (loss) from continuing operations	$(2.19)	$(1.78)	$0.60
Net income from discontinued operations	—	—	1.65
Diluted earnings per share	$(2.19)	$(1.78)	$2.25
Weighted-average shares used in computing earnings per share:
Basic	43,690,581	42,165,213	40,565,433
Diluted	43,690,581	42,165,213	44,124,881

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(95,751)	$(74,904)	$99,456

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of $0, $0, and $0 tax expense in 2018, 2017 and 2016, respectively	(179)	(9)	(172)
Realized gain reclassified into earnings, net of tax	(1)	(1)	(5)
Comprehensive income (loss)	$(95,931)	$(74,914)	$99,279

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
	Shares	Amount
Balance at December 31, 2015	39,389,290	$39	$392,616	$(102,741)	$756	$290,670
Issuance of common stock from exercise of stock options	587,229	1	5,786	—	—	5,787
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	1,041,743	1	(20,478)	—	—	(20,477)
Issuance of common stock from employee stock purchase plan	285,101	—	5,518	—	—	5,518
Stock-based compensation expense	—	—	30,192	—	—	30,192
Conversion feature of convertible debt, net of issuance costs	—	—	68,834	—	—	68,834
Purchase of capped calls	—	—	(22,540)	—	—	(22,540)
Net income	—	—	—	99,456	—	99,456
Cumulative effect of change in accounting principle	—	—	—	5,261	—	5,261
Other comprehensive loss, net	—	—	—	—	(177)	(177)
Balance at December 31, 2016	41,303,363	$41	$459,928	$1,976	$579	$462,524
Issuance of common stock from exercise of stock options	300,982	1	2,174	—	—	2,175
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	1,004,785	1	(27,776)	—	—	(27,775)
Issuance of common stock from employee stock purchase plan	171,099	—	5,776	—	—	5,776
Stock-based compensation expense	—	—	44,832	—	—	44,832
Cumulative effect of change in accounting principle	—	—	—	(1,217)	—	(1,217)
Net loss	—	—	—	(74,904)	—	(74,904)
Other comprehensive loss, net	—	—	—	—	(10)	(10)
Balance at December 31, 2017	42,780,229	$43	$484,934	$(74,145)	$569	$411,401
Issuance of common stock from exercise of stock options	187,742	—	719	—	—	719
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	1,041,258	1	(19,286)	—	—	(19,285)
Issuance of common stock from employee stock purchase plan	283,493	—	5,906	—	—	5,906
Stock-based compensation expense	—	—	63,884	—	—	63,884
Net loss	—	—	—	(95,751)	—	(95,751)
Other comprehensive loss, net	—	—	—	—	(180)	(180)
Balance at December 31, 2018	44,292,722	$44	$536,157	$(169,896)	$389	$366,694

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$(95,751)	$(74,904)	$99,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,719	77,855	31,216
Stock-based compensation	63,884	44,833	30,192
Gain from sale of discontinued operations	—	—	(78,544)
Gain from sale of cost method investment	—	—	(1,138)
Loss (gain) on disposal and abandonment of property and equipment	331	(174)	—
Net unrealized gain on equity investments	(2,441)	—	—
Impairment of non-marketable equity investment	7,000	—	—
Impairment of intangible assets	—	47,014	—
Deferred income taxes	(8,628)	(22,428)	(15,539)
Amortization of deferred tax charge	—	—	938
Accretion of convertible debt and amortization of issuance expenses	26,394	24,574	14,178
Amortization of premiums (discount) on marketable securities	(583)	1,040	1,496
Other noncash items	2	(10)	(5)
Changes in assets and liabilities:
Accounts receivable	6,722	(17,392)	(17,028)
Inventories	(1,331)	318	(6,384)
Prepaid expenses and other assets	549	2,272	(1,389)
Income tax payable/receivable	(1,671)	(638)	1,411
Accounts payable	1,963	1,655	3,523
Accrued expenses	(4,902)	(554)	(45)
Deferred revenue	4,997	(3,195)	(1,280)
Other liabilities	(1,095)	(2,958)	2,015
Net cash provided by operating activities	78,159	77,308	63,073
Cash flows from investing activities
Purchases of property and equipment	(31,713)	(37,437)	(22,348)
Proceeds from sale or disposal of property and equipment	145	100	—
Purchases of marketable securities	(248,038)	(261,247)	(330,592)
Sales of marketable securities	11,654	85,163	5,504
Maturities of marketable securities	242,825	182,299	116,627
Proceeds from sale of equity investment	2,414	—	6,345
Proceeds from sale of discontinued operations	—	10,690	78,750
Acquisition of business, net of cash acquired	—	(1,800)	(294,444)
Payment related to purchase of software license intangible asset	(21,437)	(16,109)	(55)
Purchases of equity investment in private companies	(12,811)	—	(8,000)
Net cash used in investing activities	(56,961)	(38,341)	(448,213)
Cash flows from financing activities
Proceeds from exercise of stock options	719	2,214	5,748
Proceeds from employee stock purchase plan	5,906	5,776	5,518
Proceeds from issuance of convertible debt, net of issuance costs	—	—	279,459
Purchase of capped call options	—	—	(22,540)
Minimum tax withholding paid on behalf of employees for net share settlement	(19,118)	(27,673)	(20,477)
Long-term loan	405	333	(725)
Payment of equipment financing obligations	(542)	(1,034)	(20)
Net cash provided by (used in) financing activities	(12,630)	(20,384)	246,963
Net increase (decrease) in cash and cash equivalents	8,568	18,583	(138,177)
Cash and cash equivalents at beginning of year	163,450	144,867	283,044
Cash and cash equivalents at end of year	$172,018	$163,450	$144,867
Supplemental cash flow information
Income taxes paid	$2,155	$2,158	$156
Interest paid	5,818	5,194	2,537
Supplemental disclosure of non-cash investing and financing activities
Software license intangible assets acquired	20,066	2,888	39,046

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

On August 4, 2016, the Company completed the sale of the memory product business to Rambus Inc. (Rambus) for $90,000. The Company's consolidated financial statements and accompanying notes for 2016 has been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations. For more information on discontinued operations, see Note 3.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Inphi, ClariPhy and subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Income (Loss) as part of “Other income, net”. Foreign currency gain (loss) in 2018, 2017 and 2016 were ($135), $22 and ($434), respectively.

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

Investments

Investments in marketable securities consist of available-for-sale securities. These investments are recorded at fair value with changes in fair value, net of applicable taxes, recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses are included in Other income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. The Company periodically evaluates whether declines in fair values of its investments below their book values are other-than-temporary. When the fair value is lower than the amortized cost, the Company considers whether: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it expects to recover the entire amortized cost basis of the security. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security, the entire difference between the amortized cost and fair value is recognized in Other income, net. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security but the security has suffered an impairment related to credit, the credit loss is bifurcated from the total decline in value and recorded in Other income, net with the remaining portion recorded within accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made. The Company classified available-for-sale securities as short-term as the investments are available to be used in current operations.

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

 Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write-downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and forecasted customer demand for each specific product. Once written down, inventory write-downs are not reversed until the inventory is sold or scrapped. Inventory write-downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, technological obsolescence, changes in price level or other causes. Inventory valuation reserves were $6,188 and $3,133 as of December 31, 2018 and 2017, respectively.

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

Asset Category	Years
Office equipment		3
Software		3
Leasehold improvements	Shorter of lease term or estimated useful life
Production equipment	2	-	5
Computer equipment		5
Lab equipment		5
Furniture and fixtures		7

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

To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of its reporting unit is less than its carrying amount. The qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of its financial performance; or (iv) a sustained decrease in its market capitalization below its net book value. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of any of its reporting unit is less than its carrying amount, no further assessment is performed. If however, the Company determines that it is more likely than not that the fair value of any of the reporting unit is less than its carrying amount, the Company calculates the fair value of that reporting unit and compares the fair value to the reporting unit’s net book value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. There was no impairment of goodwill in 2018, 2017 and 2016.

Internal Use Software Costs

Certain external computer software costs acquired for internal use are capitalized. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized costs are included within property and equipment. If a cloud computing arrangement includes a software license, then the Company accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the Company accounts for the arrangement as a service contract.

Revenue Recognition

Prior to January 1, 2018, the Company recognized revenue when there was persuasive evidence of an arrangement, delivery had occurred, the fee was fixed or determinable, and collection was reasonably assured.

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contract with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of this guidance resulted in no cumulative effect adjustment as of January 1, 2018. Starting January 1, 2018, the Company recognizes revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). The impact of the adoption on revenue and cost of revenue for the year ended December 31, 2018 was an increase of $3,778 and $779, respectively. The deferred revenue and inventories decreased by $3,778 and $779 as of December 31, 2018, respectively. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior periods were not retrospectively adjusted and continue to be reported in accordance with the Company’s historic revenue recognition accounting.

The following table shows revenue by geography, based on the shipping location of customers:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
China	$113,684	$114,168	$103,071
United States	87,545	92,620	29,976
Japan	7,492	29,061	36,308
Thailand	40,884	45,205	35,837
Other	44,885	67,147	61,085
	$294,490	$348,201	$266,277

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recognizes revenue when the control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for such goods or services.

Product Revenue

The Company’s products are fully functional at the time of shipment and do not require additional production, modification, or customization. The Company recognizes revenue upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer, net of accruals for estimated sales returns and allowances. Sales and other taxes the Company collects are excluded from revenue. The fee is based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other persuasive evidence of an arrangement. Certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. The Company estimates the extent of these distributor price discounts at each reporting period to reduce accounts receivable and revenue. Although the Company accrues an estimate of distributor price discounts, the Company does not issue these discounts to the distributor until the inventory is sold to the distributors' customers. As of December 31, 2018, the estimated price discount was $1,634. Payment terms of customers are typically 30 to 60 days after invoice date. The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty costs at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience.

Other Revenue

Occasionally, the Company enters into license and development agreements with some of its customers and recognizes revenue from these agreements upon completion and acceptance by the customer of contract deliverables by milestones or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services. The Company believes the milestone method best depicts efforts expended to transfer services to the customers. Certain contracts may include multiple performance obligations for which the Company allocates revenues to each performance obligation based on relative stand-alone selling price. The Company determines stand-alone selling prices based on the adjusted market assessment approach or residual approach, if applicable.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Revenue from non-product sales was approximately 3%, 3% and 1% of total revenue for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company monitors the collectability of accounts receivable primarily through review of the accounts receivable aging. The Company’s policy is to record an allowance for doubtful accounts based on specific collection issues identified, aging of underlying receivables and historical experience of uncollectible balances.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of both December 31, 2018 and 2017, the warranty liability was $110.

 Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities including salaries, stock-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, impairment of in-process research and development, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred. The Company enters into development agreements with some of the Company’s customers. Recoveries from nonrecurring engineering services from early stage technology are recorded as an offset to product development expense incurred in support of this effort and serve as a mechanism to partially recover development expenditures. These reimbursements are recognized upon completion and acceptance by the customer of contract deliverables or milestones. The Company recorded approximately $0, $3,000 and $2,400 as offset to research and development expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel, trade show costs, amortization of intangibles and others. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended December 31, 2018, 2017 and 2016 were not material.

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

In accordance with FASB’s guidance on Accounting for Uncertainty in Income Taxes, the Company performs a comprehensive review of uncertain tax positions regularly. In this regard, an uncertain tax position represents an expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in the consolidated financial statements. The Company recognizes potential interest and penalties on uncertain tax positions within the provision (benefit) for income taxes on the consolidated statement of income.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act contains significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. The effect of the tax law changes must be recognized in the period of enactment. As a result of the change in tax rate, the deferred tax assets and liabilities were required to be remeasured to reflect their value at a lower tax rate of 21%. Staff Accounting Bulletin 118 (“SAB 118”) allows for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. In accordance with SAB 118, as of December 31, 2017, the Company made a provisional estimate of the remeasurement of the federal deferred tax assets and liabilities to reflect the reduced U.S. statutory corporate tax rate to 21%, the mandatory repatriation income which was fully absorbed by the U.S. net operating loss, the related valuation allowance offset, and valuation allowance release on deferred tax assets for the federal AMT credit that was made refundable by the Tax Reform Act. During 2018, the Company elected to account for global intangible low-taxed income (“GILTI”) as a period cost in the year the tax is incurred and made changes to its provisional estimates previously recorded for the mandatory repatriation upon filing of its 2017 U.S. income tax return. The change in the mandatory repatriation income was fully absorbed by the U.S. net operating loss, which is subject to valuation allowance, and resulted in no current tax liability. This measurement period adjustment had no net tax effect after the offsetting change to the valuation allowance. At December 31, 2018, the Company completed the accounting for all of the enactment-date income tax effects of the Tax Reform Act. See Note 11 for additional information.

Stock-Based Compensation

Stock-based compensation for stock option and restricted stock units issued to the Company’s employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The fair value of restricted stock units is based on the fair market value of the Company’s common stock on the date of grant. If the award has a market condition, the Company estimates the fair value using Monte Carlo simulation model and recognize compensation ratably over the service period.

Historically, the Company granted stock options to employees and the Company uses the Black-Scholes option pricing model for valuing stock option awards granted to employees and directors at the grant date. Determining the fair value of stock option awards at the grant date requires the input of various assumptions, including the fair value of the underlying common stock, expected future share price volatility, expected term, risk-free interest rate and dividend rate. Changes in these assumptions can materially affect the fair value of the options. The Company based its estimate of expected volatility on the volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The weighted average expected life of options was calculated using the simplified method. This decision was based on the lack of relevant historical data due to the Company’s limited experience. The expected dividend yield is zero because the Company has not historically paid dividends and has no present intention to pay dividends. The Company establishes the estimated forfeiture rates based on historical experience. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period which is equal to the vesting period.

The Company has elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as single awards and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.

The Company recognizes non-employee stock-based compensation expense based on the estimated fair value of the equity instrument determined using the Black-Scholes option pricing model. Management believes that the fair value of the underlying stock award is more reliably measured than the fair value of the services received. The fair value of each non-employee variable stock award is re-measured each period until a commitment date is reached, which is generally the vesting date.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Segment Information

The Company operates in one reportable segment related to the design, development and sale of high-speed analog connectivity components that operate to maintain, amplify and improve signal integrity at high-speeds in a wide variety of applications. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

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

In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted this guidance starting January 1, 2018 and concluded that there was no cumulative effect adjustment required. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (referred to as the measurement alternative). See Note 4 for further details.

In February 2016, the FASB issued guidance that requires companies that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the leases with lease terms of more than 12 months. The FASB also issued additional updates. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company intends to make this election, along with other available practical expedients. The guidance requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard on the adoption date with an application date of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. Based on the Company’s lease portfolio, which primarily consists of facility leases, as of January 1, 2019, the preliminary estimate of the impact of adopting the guidance is to increase both its total assets and total liabilities in the range of $10,000 to $12,000. The Company does not believe this guidance will materially affect the consolidated results of operations or its liquidity. The Company continues to finalize the implementation of new processes and the assessment of the impact of this adoption on its consolidated financial statements; therefore, the preliminary estimated impacts disclosed can change and the final impact will be known once the adoption is completed during the first quarter of 2019.

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

In January 2017, the FASB issued guidance on the definition of a business. This guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for calendar year-end public companies in 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The guidance was effective for fiscal years beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2018, the FASB issued guidance that allows an option to reclassify from accumulated other comprehensive income to retained earnings any stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). The guidance will be effective for fiscal years beginning after December 15, 2018, though early adoption is permitted in any interim period after issuance of the update. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued guidance to eliminate the separate guidance applicable to share-based payments to nonemployees. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The new guidance will also require recognition of compensation cost for awards with performance conditions when achievement of those conditions are probable, rather than upon their achievement. Further, the new guidance will eliminate the requirement to reassess the classification of nonemployee awards under the financial instruments literature upon vesting. The guidance will be effective for fiscal years beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the rule in the fourth quarter of 2018 and the impact on its annual consolidated financial statements was not material.

In November 2018, the FASB issued amendments to guidance on “Collaborative Arrangements” and “Revenue from Contracts with Customers”, that require transactions in collaborative arrangements to be accounted for under “Revenue from Contracts with Customers” if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

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

During the year ended December 31, 2017, the Company abandoned the Lightspeed III project resulting in an impairment charge of $47,014, of which $10,174 was included in the cost of revenue and $36,840 was included in the research and development expenses in the consolidated statements of income (loss). The abandonment of the project was primarily related to change in product roadmap that occurred during the year ended December 31, 2017.

During the year ended December 31, 2018, the Company reclassified $60,500 of acquired in-process research and development to developed technology as the technology was commercialized.

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

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the year ended December 31, 2016, assuming the ClariPhy acquisition had been completed as of January 1, 2015. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property and equipment acquired, amortization of the purchase accounting effect on inventory acquired from ClariPhy, interest income for reduction in short-term investments to fund the acquisition and interest expense from assumed debt issued to fund the acquisition.

Pro Forma Year Ended December 31, 2016
(unaudited)
Revenue	$304,820
Net income	$48,481
Earnings per share – basic	$1.20
Earnings per share – diluted	$1.10

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and ClariPhy, reflecting the results of operations for the year ended December 31, 2016. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition as of the beginning of the period presented. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The results of discontinued operations for the year ended December 31, 2016:

Revenue	$24,418
Cost of revenue	(13,367)
Operating expenses	(15,029)
Other income	176
Gain on sale	78,544
Provision for income taxes	(1,799)
Net income from discontinued operations	$72,943

The results of discontinued operations include the following for the year ended December 31, 2016:

Depreciation and amortization	$1,103
Stock-based compensation expense	2,194
Property and equipment expenditures	2,455

In connection with the sale of the Business, the Company entered into a transition service agreement with Rambus under which the Company provided certain services on an interim, transitional basis, for a period of six months. The total amount billed to Rambus for the year ended December 31, 2016 was $1,563.

4. Investments

The following table summarizes the investments by investment category:

	December 31, 2018
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Municipal bonds	$6,751	$1	$(19)	$6,733
Corporate notes/bonds	146,466	14	(354)	146,126
Variable rate demand notes	8,900	—	—	8,900
Asset-backed securities	32,986	—	(63)	32,923
Commercial paper	39,707	—	(6)	39,701
Certificate of deposit	956	—	—	956
Total investments	$235,766	$15	$(442)	$235,339

	December 31, 2017
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Municipal bonds	$27,725	$—	$(68)	$27,657
Corporate notes/bonds	146,549	49	(197)	146,401
Variable rate demand notes	3,500	—	—	3,500
Asset-backed securities	7,197	—	(12)	7,185
Commercial paper	57,006	1	(13)	56,994
Total investments	$241,977	$50	$(290)	$241,737

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of December 31, 2018, the Company had 99 investments that were in an unrealized loss position. The gross unrealized losses on these investments at December 31, 2018 were primarily due to changes in interest rates and determined to be temporary in nature.

The realized gain related to the Company’s available-for-sale investment, which was reclassified from accumulated other comprehensive income, was included in other income in the consolidated statements of income.

The contractual maturities of available-for-sale securities at December 31, 2018 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$147,908	$147,712
Due between one and five years	75,458	75,236
Due after five years	12,400	12,391
	$235,766	$235,339

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of December 31, 2018 was $1,387 and $607, respectively. This investment is presented as Other assets, net on the consolidated balance sheet.

          The Company has non-marketable equity investments in privately held companies without readily determinable market values. Prior to January 1, 2018, the Company accounted for non-marketable equity investments at cost less impairment. Realized gains and losses on non-marketable equity investments sold or impaired were recognized in Other income, net. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which changed the way the Company accounts for non-marketable equity investments. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income, net. There was no cumulative effect adjustment upon adoption of this guidance. As of December 31, 2018, non-marketable equity investments had a carrying value of approximately $16,866, of which $6,066 was remeasured to fair value based on observable transaction during the year ended December 31, 2018. These investments are presented as Other assets, net on the consolidated balance sheet. The unrealized gain recorded in other income, net and included as adjustment to the carrying value of non-marketable equity investments held as of December 31, 2018 was $3,066 for the year ended December 31, 2018. During the year ended December 31, 2018, the Company recorded an impairment charge of $7,000 related to a certain investment in a private company because the investee is currently in receivership and the Company is not expected to recover its cost.  The impairment charge was included in other income, net in the consolidated statements of income (loss).

In July 2016, the Company sold its minority interest in a cost method investment for $8,759, of which $2,414 was received in 2018. The gain on sale of $1,138 was included in other income in the consolidated statements of income for the year ended December 31, 2016.

5. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in marketable securities and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of December 31, 2018 and 2017, the Company has allowance for doubtful accounts of $1,152 and $155, respectively. As of December 31, 2018 and 2017, the Company has allowance for distributors’ price discounts of $1,634 and $1,292, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the significant customers’ (including distributors) accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

	December 31,
Accounts Receivable	2018	2017
Customer A	13%	29%
Customer B	*	14
Customer C	13	13

	Year Ended December 31,
Revenue	2018	2017	2016
Customer A	18%	12%	*
Customer B	11	*	*
Customer C	*	12	13%

*	Less than 10% of total receivable or total revenue

Customer A is a subcontractor of a direct customer that would be a “Customer D” above. In the aggregate, revenue to Customer A and Customer D as a percentage of total revenue was approximately 18% and 17% for the year ended December 31, 2018 and 2017, respectively. Customer C is a subcontractor of a direct customer that would be a “Customer E” above. In the aggregate, revenue to Customer C and Customer E as a percentage of total revenue was approximately 14%, 14% and 16% for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Company sells directly and indirectly through subcontractors to what would be a “Customer F” above. The Company believes in the aggregate, revenue to Customer F, including its subcontractors as a percentage of total revenue was approximately 11%, 11% and 12% for the years ended December 31, 2018, 2017 and 2016, respectively.  Customer B is a distributor who sells to various end customers.

6. Inventories

Inventories consist of the following:

	December 31,
	2018	2017
Raw materials	$12,435	$12,267
Work in process	13,602	13,800
Finished goods	7,015	5,654
	$33,052	$31,721

7. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2018	2017
Laboratory and production equipment	$121,716	$94,609
Office, software and computer equipment	30,190	28,594
Furniture and fixtures	1,558	1,698
Leasehold improvements	7,609	7,250
	161,073	132,151
Less accumulated depreciation	(90,333)	(71,807)
	$70,740	$60,344

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $20,227, $20,631 and $15,943, respectively.

As of December 31, 2018 and 2017, computer software costs included in property and equipment were $6,879 and $7,181, respectively. Amortization expense of capitalized computer software costs was $591, $1,038, and $1,152 for the years ended December 31, 2018, 2017 and 2016, respectively.

Property and equipment not paid as of December 31, 2018 and 2017 was $2,580 and $3,339, respectively.

8. Goodwill and Identifiable Intangible Assets

The following table presents details of identifiable intangible assets:

	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$186,800	$86,378	$100,422	$126,300	$53,533	$72,767
Customer relationships	70,540	21,681	48,859	70,540	11,954	58,586
Trade name	2,310	1,350	960	2,310	888	1,422
Patents	1,579	881	698	1,579	734	845
Software	61,406	31,898	29,508	47,039	18,226	28,813
In-process research and development	—	—	—	60,500	—	60,500
	$322,635	$142,188	$180,447	$308,268	$85,335	$222,933

During the year ended December 31, 2018, the Company reclassified $60,500 of acquired in-process research and development to developed technology as the technology was commercialized.

During the year ended December 31, 2017, the Company abandoned a project related to certain developed technology and in-process research and development from the ClariPhy acquisition resulting in an impairment charge of $47,014, of which $10,174 was included in the cost of revenue and $36,840 was included in the research and development expenses in the consolidated statement of income (loss). The abandonment of the project was primarily related to the change in product roadmap that occurred during the year ended December 31, 2017.

The following table presents amortization of intangible assets for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$32,845	$28,502	$12,223
Research and development	19,311	18,352	336
Sales and marketing	9,727	9,727	1,209
General and administrative	609	643	402
	$62,492	$57,224	$14,170

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Based on the amount of intangible assets subject to amortization at December 31, 2018, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2019	$68,159
2020	38,841
2021	32,887
2022	24,261
2023	15,460
Thereafter	839
$180,447

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	3.5
Customer relationship	5.0
Trade name	2.6
Patents	8.1
Software	1.7

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Convertible Notes 2015 are governed by the terms of an indenture (Indenture 2015). The Indenture 2015 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture 2015 contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the trustee under the Indenture 2015 by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes 2015 by notice to the Company and the trustee, may, and the trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2015 to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2015 will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture 2015 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2015 consists exclusively of the right to receive additional interest on the Convertible Notes 2015. As of December 31, 2018, none of the conditions allowing holders of the Convertible Notes 2015 to convert had been met.

In accounting for the issuance of the Convertible Notes 2015, the Company separated the Convertible Notes 2015 into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes 2015 as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes 2015 using the effective interest method. The gross proceeds of $230,000 were accordingly allocated between long-term debt of $175,974 and stockholders' equity of $54,026. Issuance costs of $6,359, of which $6,007 were paid as of December 31, 2015 and the remainder paid in 2016, were allocated between long-term debt ($4,864) and equity ($1,495). The total interest expense recognized for the year ended December 31, 2018 was $14,396, which consists of $2,587 of contractual interest expense, $10,833 of amortization of debt discount and $976 of amortization of debt issuance costs. The total interest expense recognized for the year ended December 31, 2017 was $13,574, which consists of $2,588 of contractual interest expense, $10,079 of amortization of debt discount and $907 of amortization of debt issuance costs. The total interest expense recognized for the year ended December 31, 2016 was $12,853, which consists of $2,577 of contractual interest expense, $9,427 of amortization of debt discount and $849 of amortization of debt issuance costs. The issuance costs allocated to long-term debt is presented in the balance sheet as offset against long-term debt.

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

The Capped Call is a separate transaction entered into by the Company with the option counterparties, is not part of the terms of the Convertible Notes 2015 and will not change the holders' rights under the Convertible Notes 2015.

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

The Convertible Notes 2016 are governed by the terms of an indenture (Indenture 2016). The Indenture 2016 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture 2016 contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the trustee under the Indenture 2016 by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes 2016 by notice to the Company and the trustee under the Indenture 2016, may, and the trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2016 to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2016 will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture 2016 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2016 consists exclusively of the right to receive additional interest on the Convertible Notes 2016. As of December 31, 2018, none of the conditions allowing holders of the Convertible Notes 2016 to convert had been met.

In accounting for the issuance of the Convertible Notes 2016, the Company separated the Convertible Notes 2016 into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes 2016 as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes 2016 using the effective interest method. The gross proceeds of $287,500 were accordingly allocated between long-term debt of $216,775 and stockholders' equity of $70,725. Issuance costs of $7,689, were allocated between long-term debt ($5,798) and equity ($1,891). The total interest expense recognized for the year ended December 31, 2018 was $16,741, which consists of $2,156 of contractual interest expense, $13,481 of amortization of debt discount and $1,104 of amortization of debt issuance costs. The total interest expense recognized for the year ended December 31, 2017 was $15,742, which consists of $2,154 of contractual interest expense, $12,559 of amortization of debt discount and $1,029 of amortization of debt issuance costs. The total interest expense recognized for the year ended December 31, 2016 was $4,553, which consists of $651 of contractual interest expense, $3,607 of amortization of debt discount and $295 of amortization of debt issuance costs. The issuance costs allocated to long-term debt is presented in the balance sheet as offset against long-term debt.

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

The Capped Call 2016 is a separate transaction entered into by the Company with the option counterparties, is not part of the terms of the Convertible Notes 2016 and will not change the holders' rights under the Convertible Notes 2016.

10. Other Liabilities

Other current liabilities consist of the following:

	December 31,
	2018	2017
Software license intangible asset liability	$21,945	$16,892
Others	2,374	4,495
	$24,319	$21,387

Other long-term liabilities consist of the following:

	December 31,
	2018	2017
Deferred rent	$1,100	$1,487
Income tax payable	706	830
Software license intangible asset liability	7,961	14,445
Deferred tax liabilities	—	6,146
Others	1,144	1,719
	$10,911	$24,627

11. Income Taxes

Income (loss) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
United States	$(71,978)	$(77,649)	$(15,202)
Foreign	(31,984)	(18,431)	26,658
Total	$(103,962)	$(96,080)	$11,456

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Income tax provision consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. Federal	$—	$96	$938
U.S. State	42	51	(22)
Foreign	375	1,105	35
	417	1,252	951
Deferred:
U.S. Federal	(6,734)	(11,312)	(16,755)
U.S. State	—	(613)	—
Foreign	(1,894)	(10,503)	747
	(8,628)	(22,428)	(16,008)
Total	$(8,211)	$(21,176)	(15,057)

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 21% in 2018 and 34% in 2017 and 2016 to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2018	2017	2016
Expenses (benefit) at statutory rate	$(21,832)	$(32,562)	$3,895
State income taxes	594	(585)	222
Research and development credits	(13,283)	(12,983)	(8,566)
Change in valuation allowance	13,757	40,028	9,768
Impact of foreign operations	5,925	(1,951)	(13,570)
Unrecognized tax benefits	5,340	3,596	3,151
Stock-based compensation	(381)	(10,248)	(9,925)
Prior year return to provision adjustment	1,422	1,105	(524)
Effect of U. S. tax law change	—	(4,602)	—
Impairment of intangibles	—	(2,328)	—
Other	247	(646)	492
	$(8,211)	$(21,176)	$(15,057)

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carry forwards	$39,888	$34,366
Research and development credits	69,320	62,118
Stock-based compensation	9,055	6,021
Accrued expenses and allowances	2,334	2,004
Amortization and depreciation	1,408	4,910
Other temporary differences	6,411	4,018
Foreign tax credit	2,338	2,557
Valuation allowance	(92,315)	(78,538)
Total deferred tax assets	38,439	37,456
Deferred tax liabilities
Acquired intangible assets	(22,593)	(26,602)
Acquired tangible assets	—	(255)
Convertible debt	(11,596)	(15,213)
Other deferred tax liabilities	(603)	(68)
Total deferred tax liabilities	(34,792)	(42,138)
Deferred tax assets (liabilities), net	$3,647	$(4,682)

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

      On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act contains significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. In 2017, the Company recorded provisional amounts based on reasonable estimates for certain enactment-date effects of the Tax Reform Act in accordance with the guidance in SAB 118. In 2017, the Company recorded a net tax benefit related to the enactment-date effects of the Tax Reform Act that included the remeasurement of the federal deferred tax assets and liabilities, the tax effect of the one-time mandatory repatriation income, and related valuation allowance adjustments.

During 2018, the Company finalized the calculation of the deemed mandatory repatriation income upon filing its 2017 U.S. income tax return. The change in the mandatory repatriation income was fully absorbed by the U.S. net operating loss, which is subject to valuation allowance, and resulted in no current tax liability. These measurement period adjustments had no net tax effect after the offsetting change to valuation allowance.

The Tax Reform Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. In January 2018, the FASB released guidance on the accounting for tax on the GILTI inclusion. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or account for GILTI as a period cost in the year the tax is incurred. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. For the year ended December 31, 2018, the Company computed no GILTI inclusion as a result of current year aggregate loss of the Company’s foreign subsidiaries.

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

At December 31, 2016, a full valuation allowance was recorded on the deferred tax assets of U.S. and certain foreign subsidiaries. At December 31, 2017 and 2018, the Company has a full valuation allowance recorded against the deferred tax assets of Canada, United Kingdom, and the U.S., with the exception of the federal refundable AMT credit. The Company has a partial valuation allowance against the deferred tax assets of Taiwan.

The valuation allowance increased $13,777, $39,907, and $5,064 in the years ended December 31, 2018, 2017 and 2016, respectively.

The net increase of $13,777 in the valuation allowance for the year ended December 31, 2018 is comprised of $20 increase charged to other comprehensive income and $13,757 charged to income tax provision. The net increase of $39,907 in the valuation allowance for the year ended December 31, 2017 is comprised of $134 increase charged to other comprehensive income, $158 decrease charged to goodwill, and $39,931 increase charged to income tax provision. The valuation allowance charged to income tax provision included an income tax benefit from the partial release of the federal and state valuation allowance. The net increase of $5,064 in the valuation allowance for the year ended December 31, 2016 is comprised of $16,044 decrease charged to additional paid-in capital, offset by $305 increase charged to other comprehensive income, $3,088 increase charged to goodwill, $7,068 increase charged to retained earnings, and $10,647 increase charged to income tax provision.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $219,900 and $96,572, respectively at December 31, 2018, that will begin to expire in 2022 for federal income tax purposes and in 2026 for state income tax purposes. The Company’s federal NOL carryforward of $18,559 that was generated in 2018 does not expire. At December 31, 2018, the Company has NOL carryforwards of $2,848 for its Taiwan subsidiary which begin to expire in 2020, and NOL carryforwards of $7,631 for the United Kingdom subsidiary, which do not expire. A full valuation allowance has been provided on U.S. NOL and United Kingdom NOL, and a partial valuation allowance has been provided on Taiwan NOL.

At December 31, 2018, the Company has federal and state research and development (“R&D”) tax credit carryforwards of $47,227 and $49,179, respectively. The federal tax credits will begin to expire in 2024. Some state tax credits will begin to expire in 2021 and some do not expire. At December 31, 2018, the Company has Canadian tax credits and research expenditure claim carryforwards for its Canadian subsidiary of $6,494 and $3,396, respectively. The tax credits will begin to expire in 2027, and the research expenditure claim carryforwards do not expire. A full valuation allowance has been provided on R&D tax credit and research expenditure claim carryforwards.

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

The Company’s NOL carryforwards include Cortina’s federal and state pre-acquisition NOL of $49,152 and $3,919, respectively. These NOL carryforwards will begin to expire in 2024 for federal and 2026 for state. The Company’s NOL carryforwards also include ClariPhy’s federal and state pre-acquisition NOL of $46,601 and $68,177, respectively. These NOL carryforwards will begin to expire in 2032 for federal and 2028 for state. The Company’s R&D credit carryforwards included Cortina’s federal and state pre-acquisition credits of $6,033 and $7,912, respectively. The federal R&D credit carryforward will begin to expire in 2027. While some state tax credits will begin to expire in 2021, most do not expire. The utilization of Cortina and ClariPhy’s pre-acquisition tax attributes is subject to certain annual limitations under Internal Revenue Code sections 382 and 383. No benefit for Cortina’s tax attributes was recorded upon the close of the acquisition, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard.

The Company operates under tax holiday in Singapore. The Singapore tax holiday allows for a reduced income tax rate of 5% effective through April 2020, and the Company is currently pursuing a renewal of the reduced tax rate to apply subsequent to the current holiday period. The Singapore statutory rate is 17%. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. As of December 31, 2018, the Company believes it has met all of the required thresholds. The Company qualified for a tax incentive program in Argentina that reduced the income tax rate to 12%, starting January 1, 2018 through December 31, 2019, with a return to the full statutory rate of 25% for periods thereafter. As a result of these reduced tax rates, foreign tax expense increased (decreased) by ($2,093) and $7,412 for the years ended December 31, 2018 and 2017, respectively. The effect of the tax holidays on diluted earnings per share was ($0.05) and $0.18 for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
Balance as of January 1	$47,606	$56,503	$46,453
Increases based on tax positions related to the current year	5,747	4,656	5,450
Increases (decreases) based on tax positions of prior year	708	(13,452)	(1,766)
Gross increases for acquired unrecognized tax benefits	—	—	6,585
Statute of limitation expirations	(118)	(101)	(219)
Balance as of December 31	$53,943	$47,606	$56,503

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of December 31, 2018, the Company had approximately $2,857 of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company believes that before the end of next year, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $51 due to statute of limitation expiration in foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recorded $17 and $16 in interest in the years ended December 31, 2018 and 2017, respectively. The Company had $65, $113, and $222 of interest and penalties accrued as of December 31, 2018, 2017 and 2016, respectively.

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

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the United States.  At December 31, 2018, foreign subsidiaries had cumulative undistributed earnings of $38,470 that, if repatriated, is expected to result in immaterial U.S. taxes.

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

The Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, at the beginning of 2017. As a result of the adoption, the Company reclassified the unamortized deferred tax charge balance to retained earnings. At the same time, the Company recorded a deferred tax asset on the difference between the tax basis and financial reporting carrying value in the consolidated financial statements related to the intercompany transfer of an asset in prior years. The effect of the adoption resulted in a charge of $1,217 on the beginning balance of retained earnings.

12. Earnings Per Share

The following shows the reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
Denominator
Weighted average common stock—basic	43,690,581	42,165,213	40,565,433
Effect of potentially dilutive securities:
Add options to purchase common stock	—	—	1,300,649
Add unvested restricted stock unit	—	—	2,158,260
Add employee stock purchase plan	—	—	8,240
Add convertible debt	—	—	92,299
Weighted average common stock—diluted	43,690,581	42,165,213	44,124,881

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Common stock options	1,208,643	1,456,610	—
Unvested restricted stock unit	2,871,135	2,935,500	284,871
Convertible debt	10,830,038	10,830,038	5,834,522
	14,909,816	15,222,148	6,119,393

13. Stock-Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2018, 4,310,998 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the years ended December 31, 2018, 2017 and 2016.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,346,863	$11.67	3.26	$33,578
Exercised	(187,742)	3.83
Outstanding at December 31, 2018	1,159,121	$12.94	2.62	$22,267
Vested and Exercisable as of December 31, 2018	1,159,121	$12.94	2.62	$22,267

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $4,553, $11,312 and $15,390, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $719, $2,214 and $5,748, respectively, for the years ended December 31, 2018, 2017 and 2016.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding outstanding restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	3,987,552	$34.48
Granted	2,283,793	31.78
Vested	(1,639,367)	29.50
Canceled	(580,293)	36.53
Outstanding at December 31, 2018	4,051,685	$34.68
Expected to vest in the future as of December 31, 2018	3,935,781

The RSUs include performance-based stock units subject to achievement of pre-established revenue and earnings per share goals on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the year ended December 31, 2018 was 96,580. As of December 31, 2018, the total performance-based units outstanding was 129,609.

Market Value Stock Units

In January 2018, the compensation committee of the Board approved long-term market value stock unit (MVSU) awards to certain executive officers and employees, subject to certain market and service conditions in the maximum total amount of 756,000 units. Recipients may earn between 0% to 225% of the target number of shares based on the Company’s achievement of total shareholder return (TSR) in comparison to the TSR of companies in the S&P 500 Index over a period of approximately three years in length ending in the first calendar quarter of 2021 after reporting of fiscal year 2020 results. If the Company’s absolute TSR is negative for the performance period, then the maximum number of shares that may be earned is the target number of shares. The fair value of the MVSU awards was estimated using Monte Carlo simulation model and compensation is being recognized ratably over the service period. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with three-year measurement period. The total amount of compensation to recognize over the service period, and the assumptions used to value the grants are as follows:

Total target shares	336,000
Fair value per share	$55.81
Total amount to be recognized over the service period	$18,752
Risk free interest rate	2.29%
Expected volatility	47.52%
Dividend yield	—

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000. Total common stock issued under the ESPP during the years ended December 31, 2018, 2017 and 2016 was 283,493, 171,099 and 285,101, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.01%	0.94%	0.45%
Expected life (in years)	0.50	0.50	0.50
Dividend yield	—	—	—
Expected volatility	46%	42%	54%
Estimated fair value	$8.35	$11.03	$8.99

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$2,527	$2,045	$1,796
Research and development	37,397	28,846	17,390
Sales and marketing	13,470	8,340	4,405
General and administrative	10,490	5,602	4,407
Discontinued operations	—	—	2,194
	$63,884	$44,833	$30,192

As of December 31, 2018, total unrecognized compensation cost related to unvested stock options and awards prior to the consideration of expected forfeitures, was approximately $120,678, which is expected to be recognized over a weighted-average period of 2.46 years.

14. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its discretion, make matching contributions to the Plan. Furthermore, the Company is responsible for administrative costs of the Plan. The Company accrued $1,800 contribution to the Plan for the year ended December 31, 2018. The Company accrued $1,137 contribution to the Plan for the year ended December 31, 2017. The Company accrued $2,625 contribution to the Plan for the year ended December 31, 2016.

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

The convertible notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of December 31, 2018 and 2017, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. The fair value of the Convertible Notes as of December 31, 2018 and 2017 was $512,428 and $555,200, respectively.

The following table presents information about assets required to be carried at fair value on a recurring basis:

December 31, 2018	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$740	$38	$702
Commercial paper	96,759	—	96,759
Investment in marketable securities:
Municipal bonds	6,733	—	6,733
Corporate notes/bonds	146,126	—	146,126
Variable rate demand notes	8,900	—	8,900
Asset-backed securities	32,923	—	32,923
Commercial paper	39,701	—	39,701
Certificate of deposit	956	956	—
	$332,838	$994	$331,844

December 31, 2017	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$3,332	$31	$3,301
Municipal bonds	999	—	999
Corporate notes/bonds	2,608	—	2,608
Commercial paper	76,456	—	76,456
Investment in marketable securities:
Municipal bonds	27,657	—	27,657
Corporate notes/bonds	146,401	—	146,401
Variable rate demand notes	3,500	—	3,500
Asset-backed securities	7,185	—	7,185
Commercial paper	56,994	—	56,994
	$325,132	$31	$325,101

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
China	$113,684	$114,168	$103,071
United States	87,545	92,620	29,976
Japan	7,492	29,061	36,308
Thailand	40,884	45,205	35,837
Other	44,885	67,147	61,085
	$294,490	$348,201	$266,277

As of December 31, 2018, $32,631 of long-lived tangible assets are located outside the United States of which $28,428 are located in Taiwan. As of December 31, 2017, $8,695 of long-lived tangible assets are located outside the United States of which $4,647 are located in Taiwan.

17. Commitments and Contingencies

Leases

The Company leases its facility under noncancelable lease agreements expiring in various years through 2026. The Company also licenses certain software used in its research and development activities under a term license subscription and maintenance arrangement.

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

December 31, 2018
2019	$4,588
2020	2,252
2021	1,883
2022	1,722
2023	1,615
2024 and thereafter	1,698
$13,758

For the years ended December 31, 2018, 2017 and 2016, lease operating expense was $5,742, $6,865 and $13,870, respectively.

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2018, the total value of open purchase orders for wafers was approximately $8,634. As of December 31, 2018, the Company has a commitment to pay mask costs of $665 and $3,032 for a service contract.

Legal Proceedings

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California( the “Court”), asserting that the Company infringes U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that the Company infringes U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that the iMB™ and certain other memory module components infringe the patents-in-suit. The Company answered the amended complaint on February 11, 2010 and asserted that the Company does not infringe the patents-in-suit and that the patents-in-suit are invalid. In 2010, the Company filed inter partes requests for reexamination with the United States Patent and Trademark Office (the “USPTO”), asserting that the patents-in-suit are invalid. As a result of the proceedings at the USPTO, the Court has stayed the litigation, with the parties advising the Court on status every 120 days.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that were alleged to infringe, and at present, the USPTO has determined that almost all of the originally filed claims are not valid, with certain amended claims being determined patentable. The Reexamination Certificate for U.S. Patent No. 7,532,537 was issued on August 2, 2016 based upon amended claims. The Reexamination Certificate for U.S. Patent No. 7,636,274 was issued on November 5, 2018, indicating all claims 1-97 were cancelled. The parties continue to assert their respective positions with respect to the reexamination proceeding for U.S. Patent No. 7,619,912.

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

Claims Against ClariPhy

During the year ended December 31, 2018, the Company entered into settlement agreements related to claims by certain customers of ClariPhy Communications Inc. (ClariPhy) associated with contracts entered prior to the acquisition date under which the Company paid $8,000 to the customers. The Company also entered into an agreement with former stockholders of ClariPhy in which the Company recovered $4,875 from the escrow set up as part of the ClariPhy acquisition. The Company recorded a charge of $2,125, net of amount previously accrued, during the year ended December 31, 2018 included in General and administrative expenses in the consolidated statements of income (loss).

    Certain customers of ClariPhy have made claims associated with matters occurring prior to the acquisition date, including a demand letter the Company received relating to products purchased by a customer from ClariPhy.  The customer alleges that the products did not meet the specification or workmanship warranties provided in the agreement with ClariPhy, and has requested reimbursement and damages.  The Company is currently reviewing whether these additional claims are valid, and the Company is unable to reasonably estimate the amount of any potential liability at this time.  Amounts payable as a result of these claims may be recoverable from the escrow set up as part of the ClariPhy acquisition.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2018 and December 31, 2017.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2018
	Mar. 31, 2018(3)	Jun. 30, 2018	Sept. 30, 2018	Dec. 31, 2018(4)
	(in thousands, except per share amounts)
Total revenue	$60,136	$69,814	$78,009	$86,531
Gross profit	32,546	39,611	43,462	49,526
Net loss	(22,991)	(28,464)	(22,665)	(21,631)
Basic earnings per share	(0.53)	(0.65)	(0.52)	(0.49)
Diluted earnings per share	(0.53)	(0.65)	(0.52)	(0.49)

	Year Ended December 31, 2017
	Mar. 31, 2017	Jun. 30, 2017	Sept. 30, 2017(1)	Dec. 31, 2017(2)
	(in thousands, except per share amounts)
Total revenue	$93,584	$84,423	$84,511	$85,683
Gross profit	53,513	47,835	42,071	53,084
Net income (loss)	(11,273)	(14,967)	(48,766)	102
Basic earnings per share	(0.27)	(0.36)	(1.15)	—
Diluted earnings per share	(0.27)	(0.36)	(1.15)	—

(1)	The Company abandoned a project related to certain developed technology and in-process research and development from the ClariPhy acquisition which resulted to an impairment charge of $47,014.

(2)	The benefit for income taxes included revaluation of deferred tax liabilities to the new federal tax rate of 21% and tax benefit from intercompany transfer of intellectual property rights.

(3)

The benefit for income taxes included partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

(4)	The Company recorded a charge of $7,000 due to impairment of a non-marketable equity investment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15 (e) and 15d – 15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to provide reasonable, not absolute assurance. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, our management concluded that as of December 31, 2018, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II “Item 8, Financial Statements and Supplementary Data.”

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

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders to be held on May 23, 2019 pursuant to Regulation 14A and no later than 120 days after December 31, 2018 (the Proxy Statement).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance,” “Compensation Committee Report” and “Executive Compensation” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related STOCKholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the captions “Audit Committee Report” and “Ratification of the Appointment of Independent Registered Public Accountants” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements. See “Index to Consolidated Financial Statements” under Part II, “Item 8, Financial Statements and Supplementary Data.”

(a)	Documents filed as part of this report:

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

10.13+

Inphi Corporation Amended and Restated Employee Stock Purchase Plan, as amended and restated effective April 3, 2015 and as further amended and restated effective April 17, 2018 (incorporated by reference from Annex A to the Registrant’s definitive proxy statement filed on April 25, 2018).

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

10.23+

Form of Stock Unit Agreement (U.S. and Non-U.S. Employees and Consultants) under the Inphi Corporation 2010 Stock Incentive Plan (incorporated by reference to exhibit 10.23 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2018).

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

10.30+

Amendment to Change of Control Severance Agreement between John Edmunds and the Registrant, effective as of October 19, 2016 (incorporated by reference to exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

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

10.33+	Inphi Corporation Annual Incentive Plan (incorporated by reference to exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on January 22, 2018).

10.34

Third Amendment to Lease Agreement dated July 31, 2013 by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.33 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

10.35

Fourth Amendment to Lease Agreement dated August 10, 2016 by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

10.36

Fifth Amendment to Lease Agreement dated March 7, 2017 by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.35 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

10.37

First Amendment to Lease Agreement dated May 28, 2014 by and between the Registrant and Bayland Corporation (incorporated by reference to exhibit 10.36 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

10.38

Second Amendment to Lease Agreement dated January 13, 2017 by and between the Registrant and Bayland Corporation (incorporated by reference to exhibit 10.37 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page of this report).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
*	The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

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

Date: February 28, 2019

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

Name	Title	Date

/s/ Ford Tamer	Chief Executive Officer, President and Director	February 28, 2019
Ford Tamer	(Principal Executive Officer)

/s/ John Edmunds	Chief Financial Officer and Chief Accounting Officer	February 28, 2019
John Edmunds	(Principal Financial and Accounting Officer)

/s/ Diosdado P. Banatao	Chairman of the Board	February 28, 2019
Diosdado P. Banatao

/s/ Nicholas Brathwaite	Director	February 28, 2019
Nicholas Brathwaite

/s/ Chenming C. Hu	Director	February 28, 2019
Chenming C. Hu

/s/ David Liddle	Director	February 28, 2019
David Liddle

/s/ Bruce McWilliams	Director	February 28, 2019
Bruce McWilliams

/s/ Elissa Murphy	Director	February 28, 2019
Elissa Murphy

/s/ William J. Ruehle	Director	February 28, 2019
William J. Ruehle

/s/ Sam S. Srinivasan	Lead Director	February 28, 2019
Sam S. Srinivasan