Form 10-Q
period 2019-03-31
INPHI Corp
filed 2019-05-06
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IPHI	The New York Stock Exchange

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of May 2, 2019 was 45,254,180.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$217,848	$172,018
Investments in marketable securities	211,006	235,339
Accounts receivable, net	58,055	61,271
Inventories	31,739	33,052
Prepaid expenses and other current assets	10,782	9,600
Total current assets	529,430	511,280
Property and equipment, net	68,704	70,740
Goodwill	104,502	104,502
Intangible assets, net	164,621	180,447
Right of use assets, net	9,901	—
Other assets, net	22,250	22,904
Total assets	$899,408	$889,873

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,025	$15,891
Deferred revenue	5,859	5,432
Accrued employee expenses	8,953	11,206
Other accrued expenses	7,010	7,595
Other current liabilities	30,283	24,319
Total current liabilities	65,130	64,443
Convertible debt	454,624	447,825
Other long-term liabilities	16,300	10,911
Total liabilities	536,054	523,179
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 44,660,703 and 44,292,722 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	45	44
Additional paid-in capital	555,021	536,157
Accumulated deficit	(192,641)	(169,896)
Accumulated other comprehensive income	929	389
Total stockholders’ equity	363,354	366,694
Total liabilities and stockholders’ equity	$899,408	$889,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$82,223	$60,136
Cost of revenue	34,592	27,590
Gross profit	47,631	32,546
Operating expenses:
Research and development	44,399	42,938
Sales and marketing	11,879	11,342
General and administrative	6,833	6,218
Total operating expenses	63,111	60,498
Loss from operations	(15,480)	(27,952)
Interest expense	(8,423)	(7,715)
Other income	2,378	4,415
Loss before income taxes	(21,525)	(31,252)
Provision (benefit) for income taxes	1,220	(8,261)
Net loss	$(22,745)	$(22,991)
Earnings per share:
Basic earnings per share	$(0.51)	$(0.53)
Diluted earnings per share	$(0.51)	$(0.53)

Weighted-average shares used in computing earnings per share:
Basic	44,451,392	42,998,819
Diluted	44,451,392	42,998,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(22,745)	$(22,991)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of $0 tax	540	(273)
Realized gain reclassified into earnings, net of tax	—	(2)
Comprehensive loss	$(22,205)	$(23,266)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
	Shares	Amount
Balance at December 31, 2018	44,292,722	$44	$536,157	$(169,896)	$389	$366,694
Issuance of common stock from exercise of stock options	78,205	—	646	—	—	646
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	168,227	1	(4,017)	—	—	(4,016)
Issuance of common stock from employee stock purchase plan purchases	121,549	—	3,477	—	—	3,477
Stock-based compensation expense	—	—	18,758	—	—	18,758
Net loss	—	—	—	(22,745)	—	(22,745)
Other comprehensive income, net	—	—	—	—	540	540
Balance at March 31, 2019	44,660,703	$45	$555,021	$(192,641)	$929	$363,354

Three Months Ended March 31, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
	Shares	Amount
Balance at December 31, 2017	42,780,229	$43	$484,934	$(74,145)	$569	$411,401
Issuance of common stock from exercise of stock options	136,690	—	291	—	—	291
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	102,702	—	(1,922)	—	—	(1,922)
Issuance of common stock from employee stock purchase plan purchases	177,771	—	3,703	—	—	3,703
Stock-based compensation expense	—	—	14,553	—	—	14,553
Net loss	—	—	—	(22,991)	—	(22,991)
Other comprehensive loss, net	—	—	—	—	(275)	(275)
Balance at March 31, 2018	43,197,392	$43	$501,559	$(97,136)	$294	$404,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(22,745)	$(22,991)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,193	18,886
Stock-based compensation	18,758	14,553
Deferred income taxes	970	(9,156)
Accretion of convertible debt and amortization of debt issuance costs	6,799	6,330
Net unrealized gain on equity investments	(272)	(3,023)
Amortization of premiums on marketable securities	(258)	(36)
Other non-cash items	290	10
Changes in assets and liabilities:
Accounts receivable	3,216	19,137
Inventories	1,313	(3,016)
Prepaid expenses and other assets	(969)	(84)
Income tax payable/receivable	281	(728)
Accounts payable	(2,065)	776
Accrued expenses	(3,025)	(3,920)
Deferred revenue	427	(43)
Other liabilities	(998)	499
Net cash provided by operating activities	25,915	17,194

Cash flows from investing activities
Purchases of property and equipment	(4,389)	(14,527)
Proceeds from insurance claim	—	125
Purchases of marketable securities	(48,054)	(86,177)
Sales of marketable securities	6,464	1,857
Maturities of marketable securities	73,071	76,815
Payments related to purchase of intangible assets	(7,180)	(6,271)
Proceeds from sale of equity investment	—	2,414
Purchase of equity investments	—	(12,811)
Net cash provided by (used in) investing activities	19,912	(38,575)

Cash flows from financing activities
Proceeds from exercise of stock options	646	291
Proceeds from employee stock purchase plan purchases	3,477	3,704
Payment of obligations related to equipment financing	(125)	(175)
Repayment of long-term loan	—	123
Minimum tax withholding paid on behalf of employees for net share settlement	(3,995)	(1,912)
Net cash provided by financing activities	3	2,031

Net increase (decrease) in cash and cash equivalents	45,830	(19,350)
Cash and cash equivalents at beginning of period	172,018	163,450
Cash and cash equivalents at end of period	$217,848	$144,100

Supplemental cash flow information:
Interest paid	$1,529	$1,295
Income taxes paid	57	1,626
Supplemental disclosure of non-cash investing and financing activities:
Purchase of marketable securities not paid	6,514	1,248
Software license intangible assets acquired	1,880	2,923

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

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position as of March 31, 2019, and its consolidated results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for future quarters or the full year.

2. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The FASB also issued additional updates. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted this guidance on January 1, 2019. See note 7 to the condensed consolidated financial statements for further details.

In June 2016, the FASB issued guidance which requires credit losses related to debt securities classified as available-for sale to be presented as an allowance rather than as a write-down. This guidance is effective for the annual and interim periods of the Company beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted.  The Company adopted this guidance on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued guidance that allows an option to reclassify from accumulated other comprehensive income to retained earnings any stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). The guidance is effective for fiscal years beginning after December 15, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued guidance to eliminate the separate guidance applicable to share-based payments to nonemployees. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The new guidance will also require recognition of compensation cost for awards with performance conditions when achievement of those conditions are probable, rather than upon their achievement. Further, the new guidance will eliminate the requirement to reassess the classification of nonemployee awards under the financial instruments literature upon vesting. The guidance is effective for fiscal years beginning after December 15, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In August 2018, the FASB issued guidance that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance will no longer require disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will require disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, with early adoption permitted. The guidance will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company adopted the rule in the fourth quarter of 2018.  The adoption of this standard requires the Company to present comparative consolidated statements of stockholders’ equity as part of the interim period financial statements.

In November 2018, the FASB issued amendments to guidance on “Collaborative Arrangements” and “Revenue from Contracts with Customers”, that require transactions in collaborative arrangements to be accounted for under “Revenue from Contracts with Customers” if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers.  The amendments to the guidance are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, though early adoption is permitted, including adoption in any interim period.  The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

3. Investments

The following table summarizes the investments in marketable securities by investment category:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
Municipal bonds	$6,913	$6,908	$6,751	$6,733
Corporate notes/bonds	146,185	146,321	146,466	146,126
Variable rate demand notes	8,900	8,900	8,900	8,900
Asset backed securities	30,623	30,627	32,986	32,923
Commercial paper	17,433	17,432	39,707	39,701
Certificate of deposit	818	818	956	956
Total investments	$210,872	$211,006	$235,766	$235,339

As of March 31, 2019, the Company had 41 investments that were in an unrealized loss position. The gross unrealized losses on these investments at March 31, 2019 of $102 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The contractual maturities of available-for-sale securities at March 31, 2019 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$111,278	$111,267
Due between one and five years	87,292	87,445
Due after five years	12,302	12,294
	$210,872	$211,006

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of March 31, 2019 was $1,659 and $335, respectively. This investment is included in Other assets, net on the condensed consolidated balance sheets.

The Company has non-marketable equity investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income (expense), net. As of March 31, 2019, non-marketable equity investments had a carrying value of approximately $16,866, of which $6,066 was remeasured to fair value based on observable transaction during the three months ended March 31, 2018. These investments are included in Other assets, net on the condensed consolidated balance sheets. The unrealized gain recorded in other income and included as adjustment to the carrying value of non-marketable equity investments held was $3,066 for the three months ended March 31, 2018.

4. Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$12,238	$12,435
Work in process	12,547	13,602
Finished goods	6,954	7,015
	$31,739	$33,052

5. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018
Laboratory and production equipment	$124,774	$121,716
Office, software and computer equipment	30,578	30,190
Furniture and fixtures	1,572	1,558
Leasehold improvements	7,600	7,609
	164,524	161,073
Less accumulated depreciation	(95,820)	(90,333)
	$68,704	$70,740

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2019 and 2018 was $5,492 and $5,044, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of March 31, 2019 and December 31, 2018, computer software costs included in property and equipment were $6,916 and $6,879, respectively. Amortization expense of capitalized computer software costs was $99 and $186 for the three months ended March 31, 2019 and 2018, respectively.

Property and equipment not yet paid in cash as of March 31, 2019 and December 31, 2018 was $1,944 and $2,580, respectively.

6. Intangible Assets

The following table presents details of intangible assets:

	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$186,800	$96,102	$90,698	$186,800	$86,378	$100,422
Customer relationships	70,540	24,113	46,427	70,540	21,681	48,859
Trade name	2,310	1,465	845	2,310	1,350	960
Patents	1,579	915	664	1,579	881	698
Software	61,670	35,683	25,987	61,406	31,898	29,508
	$322,899	$158,278	$164,621	$322,635	$142,188	$180,447

The following table presents amortization of intangible assets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Cost of goods sold	$9,724	$6,699
Research and development	5,402	4,556
Sales and marketing	2,432	2,432
General and administrative	149	155
	$17,707	$13,842

Based on the amount of intangible assets subject to amortization at March 31, 2019, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2019 (remaining)	$51,140
2020	39,426
2021	33,410
2022	24,346
2023	15,460
Thereafter	839
$164,621

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	3.4
Customer relationship	4.8
Trade name	2.5
Patents	8.0
Software	1.6

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

7. Leases

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), using the modified retrospective method through a cumulative adjustment to the beginning accumulated deficit balance. Prior comparative periods have not been restated under this method. The adoption of this guidance resulted in no cumulative effect adjustment as of January 1, 2019.  However, the total assets and liabilities increased by $10,670. Based on the new guidance, for leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company made this election, along with other available practical expedients. This guidance had a material impact on the condensed consolidated balance sheet as of January 1, 2019, but did not have an impact on the condensed consolidated statements of income (loss) and cash flows. The most significant impact was the recognition of right of use (“ROU”) asset and lease liabilities for operating leases related to facility leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheets. As of the adoption date and March 31, 2019, the Company does not have material finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments and initial direct costs incurred, net of lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

The Company has operating leases for office facilities. The leases have remaining lease terms of one year to seven years and some may include options to extend the lease for up to five years.

Information related to operating leases for the three months ended March 31, 2019 are as follows:

Operating lease cost	$1,054
Cash paid for leases	1,264
Right of use assets obtained in exchange for lease obligations	224
Weighted average remaining lease term (years)	4.40
Weighted average discount rate	3.3%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 are as follows:

2019 (remaining)	$1,481
2020	2,480
2021	2,276
2022	2,176
2023	2,099
Thereafter	2,073
Total future minimum lease payments	12,585
Less imputed interest	1,094
Present value of lease obligations	$11,491

As of March 31, 2019, the Company has an additional operating lease for an office facility, that has not yet commenced of $1,227. This operating lease will commence in late 2019 with a lease term of five years.

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancelable leases and service agreements as of December 31, 2018 are as follows:

2019	$4,588
2020	2,252
2021	1,883
2022	1,722
2023	1,615
2024 and thereafter	1,698

Total	$13,758

8. Product Warranty Obligation

As of March 31, 2019 and December 31, 2018, the product warranty liability was $110. There was no change in product warranty liability during the three months ended March 31, 2019 and 2018.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Convertible debt

The carrying amount of the Company’s long-term debt consists of the following:

	March 31, 2019	December 31, 2018

Principal	$517,500	$517,500
Less:
Unamortized debt discount	(57,959)	(64,222)
Unamortized debt issuance costs	(4,917)	(5,453)
Net carrying amount of long-term debt	454,624	447,825
Less current portion of long-term debt	—	—
Long-term debt, non-current portion	$454,624	$447,825

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (the “Convertible Notes 2015”). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share. The total interest expense recognized for the three months ended March 31, 2019 was $3,681, which consists of $640 of contractual interest expense, $2,790 of amortization of debt discount and $251 of amortization of debt issuance costs. The total interest expense recognized for the three months ended March 31, 2018 was $3,469, which consists of $640 of contractual interest expense, $2,595 of amortization of debt discount and $234 of amortization of debt issuance costs.

In connection with the issuance of the Convertible Notes 2015, the Company entered into capped call transactions (the “Capped Call 2015”) in private transactions. Under the Capped Call 2015, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes 2015, with a strike price equal to the conversion price of the Convertible Notes 2015 and with a cap price equal to $52.06 per share.

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (the “Convertible Notes 2016”, and together with the Convertible Notes 2015, the “Convertible Notes”). The Convertible Notes 2016 will mature on September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of the Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share.  The total interest expense recognized for the three months ended March 31, 2019 was $4,291, which consists of $533 of contractual interest expense, $3,473 of amortization of debt discount and $285 of amortization of debt issuance costs. The total interest expense recognized for the three months ended March 31, 2018 was $4,034, which consists of $533 of contractual interest expense, $3,236 of amortization of debt discount and $265 of amortization of debt issuance costs.

In connection with the issuance of the Convertible Notes 2016, the Company entered into capped call transactions (the “Capped Call 2016”) in private transactions. Under the Capped Call 2016, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes 2016, with a strike price approximately equal to the conversion price of the Convertible Notes 2016 and with a cap price equal to approximately $73.03 per share.

10. Other liabilities

Other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Intangible asset liability	$19,622	$21,945
Operating lease liability	1,946	—
Others	8,715	2,374
	$30,283	$24,319

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Other long-term liabilities consist of the following:

	March 31, 2019	December 31, 2018

Deferred rent	$43	$1,100
Income tax payable	754	706
Intangible asset liability	4,984	7,961
Operating lease liability	9,545	—
Others	974	1,144
	$16,300	$10,911

11. Income Taxes

The Company normally determines its interim income tax provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three months ended March 31, 2019 and 2018 from its U.S. operations and will not recognize tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s March 31, 2019 and 2018 interim tax provision.

The Company recorded an income tax provision (benefit) of $1,220 and ($8,261) in the three months ended March 31, 2019 and 2018, respectively. The effective tax rates were (6%) and 26% in the three months ended March 31, 2019 and 2018, respectively. The difference between the effective tax rates and the 21% federal statutory rate in the three months ended March 31, 2019 and 2018 resulted primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and global intangible low-taxed income (“GILTI”) inclusion. The income tax benefit for the three months ended March 31, 2018 primarily consisted of the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

 During the three months ended March 31, 2019, the gross amount of the Company’s unrecognized tax benefits increased approximately $3,800 primarily as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of March 31, 2019, if recognized, would affect the Company’s effective tax rate. The Company believes that in the next twelve months, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $51 due to the expiration of statutes of limitations on certain foreign income taxes.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the U.S.

12. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018

Common stock options	1,127,625	1,276,719
Unvested restricted stock units and market value stock units	2,808,654	2,720,952
Convertible debt	10,830,038	10,830,038
	14,766,317	14,827,709

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

13. Stock–Based Compensation

In June 2010, the Company's Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The compensation committee of the Board administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At March 31, 2019, 6,232,297 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three months ended March 31, 2019 and 2018.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,159,121	$12.94	2.62	$22,267
Exercised	(78,205)	$8.26
Outstanding at March 31, 2019	1,080,916	$13.28	2.42	$32,927
Vested and Exercisable at March 31, 2019	1,080,916	$13.28	2.42	$32,927

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $2,745 and $3,208, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $646 and $291 for the three months ended March 31, 2019 and 2018, respectively.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	4,051,685	$34.68
Granted	322,941	$36.94
Vested	(265,180)	$31.50
Canceled	(69,604)	$34.85
Outstanding at March 31, 2019	4,039,842	$35.07
Expected to vest at March 31, 2019	3,940,956

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on a non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the three months ended March 31, 2019 and 2018 was 4,375 and 35,644, respectively. As of March 31, 2019, the total performance-based units outstanding was 85,234.

Employee Stock Purchase Plan

In December 2011, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Participants purchase the Company's stock using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the ESPP, the "look-back" period for the stock purchase price is six months. Offering and purchase periods will begin on February 10 and August 10 of each year. Participants will be granted the right to purchase common stock at a price per share that is 85% of the lesser of the fair market value of the Company's common stock at the beginning or the end of each six-month period.

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company immediately after the election to purchase common stock, and (ii) no employee may be granted rights to purchase more than $25 of fair value of common stock in each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000 shares. Total common stock issued under the ESPP during the three months ended March 31, 2019 and 2018 was 121,549 and 177,771, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of the ESPP purchases is estimated at the start of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018

Risk-free interest rate	2.50%	1.79%
Expected life (in years)	0.49	0.49
Dividend yield	—	—
Expected volatility	45%	48%
Estimated fair value	$11.11	$7.42

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s condensed consolidated statements of income (loss)  as follows:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$805	$569
Research and development	10,732	8,498
Sales and marketing	4,148	3,242
General and administrative	3,073	2,244
	$18,758	$14,553

Total unrecognized compensation cost related to unvested restricted stock units at March 31, 2019, prior to the consideration of expected forfeitures, is approximately $113,412 and is expected to be recognized over a weighted-average period of 2.19 years.

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

The Convertible Notes are carried on the condensed consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of March 31, 2019 and December 31, 2018, the fair value of the Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. The fair value of the Convertible Notes as of March 31, 2019 and December 31, 2018 was $580,568 and $512,428, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

March 31, 2019	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$7,442	$110	$7,332
Commercial paper	123,448	—	123,448
Investment in marketable debt securities:
Municipal bonds	6,908	—	6,908
Corporate notes/bonds	146,321	—	146,321
Variable rate demand notes	8,900	—	8,900
Asset backed securities	30,627	—	30,627
Commercial paper	17,432	—	17,432
Certificate of deposit	818	818	—
	$341,896	$928	$340,968

December 31, 2018	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$740	$38	$702
Commercial paper	96,759	—	96,759
Investment in marketable securities:
Municipal bonds	6,733	—	6,733
Corporate notes/bonds	146,126	—	146,126
Variable rate demand notes	8,900	—	8,900
Asset-backed securities	32,923	—	32,923
Commercial paper	39,701	—	39,701
Certificate of deposit	956	956	—
	$332,838	$994	$331,844

As discussed in note 3, the Company has a marketable equity investment. This marketable equity investment is classified as Level 1 in the fair value hierarchy. As discussed in note 3, the Company has non-marketable equity investments, which are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using the observable transaction price at the transaction date.

15. Segment and Geographic Information

The Company operates in one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews consolidated financial information for purposes of evaluating financial performance and allocating resources. Revenue by region is classified based on the locations to which the products are shipped, which may differ from the customer’s principal offices.

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended March 31,
	2019	2018

United States	$20,446	$28,403
China	37,817	13,683
Thailand	12,619	3,225
Other	11,341	14,825
	$82,223	$60,136

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of March 31, 2019, $31,278 of long-lived tangible assets are located outside the United States, of which $27,012 are located in Taiwan. As of December 31, 2018, $32,631 of long-lived tangible assets are located outside the United States of which $28,428 are located in Taiwan.

16. Commitments and Contingencies

Noncancelable Purchase Obligations

 The Company has noncancelable service agreements expiring in various years through 2022. As of March 31, 2019, future minimum payments under the noncancelable agreements are as follows:

2019 (remaining)	$961
2020	1,133
2021	628
2022	9
Total	$2,731

For the three months ended March 31, 2018, facility operating lease expense was $1,741.

The Company depends upon third-party subcontractors to manufacture its wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of March 31, 2019, the total value of open purchase orders for wafers was approximately $21,424.

Legal Proceedings

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California ( the “Court”), asserting that the Company infringes U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that the Company infringes U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that the iMB™ and certain other memory module components infringe the patents-in-suit. The Company answered the amended complaint on February 11, 2010 and asserted that the Company does not infringe the patents-in-suit and that the patents-in-suit are invalid. In 2010, the Company filed inter partes requests for reexamination with the United States Patent and Trademark Office (the “USPTO”), asserting that the patents-in-suit are invalid. As a result of the proceedings at the USPTO, the Court has stayed the litigation, with the parties advising the Court on status every 120 days.

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that Netlist alleged to infringe. At present, the USPTO has determined that almost all of the originally filed claims are not valid, and determined certain amended claims to be patentable. The Reexamination Certificate for U.S. Patent No. 7,532,537 was issued on August 2, 2016 based on amended claims. The Reexamination Certificate for U.S. Patent No. 7,636,274 was issued on November 5, 2018, indicating that all claims, 1 through 97, were cancelled. The parties continue to assert their respective positions with respect to the reexamination proceeding for U.S. Patent No. 7,619,912.

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

Due to the nature of USPTO proceedings and litigation, the Company is currently unable to predict the final outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Claims Against ClariPhy

Certain customers of ClariPhy have made claims associated with matters occurring prior to the acquisition date, including a demand letter the Company received relating to products purchased by a customer from ClariPhy. The customer alleges that the products did not meet the specification or workmanship warranties provided in the agreement with ClariPhy, and has requested reimbursement and damages. The Company is currently reviewing whether these additional claims are valid, and the Company is unable to reasonably estimate the amount of any potential liability at this time. Amounts payable as a result of these claims may be recoverable from the escrow fund set up as part of the ClariPhy acquisition.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2019 and December 31, 2018.

17. Subsequent Events

In April 2019, the compensation committee of the Board of Directors granted 1,242,272 RSUs to employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high speed analog semiconductor solutions,  demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, enhancements of existing products, our ability to forecast demand and its effects, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and  warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this report, including the risks set forth under Part II, “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

A detailed discussion of our business may be found in Part I, “Item 1. Business.” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Quarterly Update

As discussed in more detail below, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, we delivered the following financial performance:

•	Revenue increased by $22.1 million, or 37%, to $82.2 million.

•	Gross profit as a percentage of revenue increased from 54% to 58%.

•	Total operating expenses increased by $2.6 million, or 4%, to $63.1 million.

•	Loss from operations decreased by $12.5 million, to $15.5 million.

•	Diluted loss per share decreased to $0.51 from $0.53.

The increase in our revenue for the three months ended March 31, 2019 was primarily a result of higher level of consumption of our long-haul, metro and datacenter products.

The increase in gross profit as a percentage of revenue was due to changes in product and revenue mix.

Total operating expenses for the three months ended March 31, 2019 increased year-over-year primarily due to an increase in stock-based compensation expense as a result of new grants. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our diluted loss per share decreased primarily due to higher gross profit, partially offset by an increase in operating expenses, a decrease in other income due to net unrealized gain on investment recorded in the first quarter of 2018 and an increase in provision for income tax due to benefit for income tax recorded in the first quarter of 2018  as a result of partial release of valuation allowance.

Our cash and cash equivalents were $217.8 million at March 31, 2019, compared with $172.0 million at December 31, 2018. Cash provided by operating activities was $25.9 million during the three months ended March 31, 2019 compared to $17.2 million during the three months ended March 31, 2018. Cash provided by investing activities during the three months ended March 31, 2019 was $19.9 million due to maturities and sales of marketable securities of $79.5 million, partially offset by purchases of marketable securities of $48.1 million, purchases of property and equipment of $4.4 million and payments related to the purchase of intangible assets of $7.2 million. Cash provided by financing activities during the three months ended March 31, 2019 was almost zero primarily due to proceeds from ESPP purchases and exercise of stock options of $4.1 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock of $4.0 million and payment of obligations related to equipment financing of $0.1 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, allowance for distributors’ price discounts, valuation of equity securities, recognition and disclosure of fair value of convertible debt, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2019. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). The effects of this adoption are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statements of income (loss) as a percentage of each line item to the revenue:

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Cost of revenue	42	46
Gross profit	58	54
Operating expenses:
Research and development	54	71
Sales and marketing	15	19
General and administrative	8	10
Total operating expenses	77	100
Loss from operations	(19)	(46)
Interest expense	(10)	(13)
Other income	3	7
Loss before income taxes	(26)	(52)
Provision (benefit) for income taxes	2	(14)
Net loss	(28)%	(38)%

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$82,223	$60,136	$22,087	37%

Revenue for the three months ended March 31, 2019 increased by $22.1 million primarily due to an increase in average selling price (“ASP”) partially offset by decrease in number of units sold. Revenue for the three months ended March 31, 2019 increased due to increase in revenue from long haul and metro products by $18.6 million and data center products by $8.2 million. These increases were partially offset by a decrease in revenue from legacy products by $4.7 million. The ASP for the three months ended March 31, 2019 increased by 186% due to changes in product mix, mainly from a decrease in the number of units sold of lower ASP products, such as legacy products, because of larger shipments to customers in the first quarter of 2018 due to end of life programs initiated in 2017.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$34,592	$27,590	$7,002	25%
Gross profit	47,631	32,546	$15,085	46%
Gross profit as a percentage of revenue	58%	54%	—	4%

Cost of revenue and gross profit increased by $7.0 million and $15.1 million, respectively, for the three months ended March 31, 2019 compared to the prior year primarily due to a higher level of sales. Gross profit, as a percentage of revenue increased mainly due to changes in product and revenue mix.

Research and Development

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$44,399	$42,938	$1,461	3%

Research and development expense for the three months ended March 31, 2019 increased by $1.5 million, primarily due to an increase in stock-based compensation of $2.2 million as a result of new grants. Testing, laboratory supplies, packaging and pre-production engineering mask costs increased by $1.4 million due to an increase research and development activities. These increases were partially offset by a decrease in salary and employee benefits by $2.2 million due to severance payments and reduction in headcount during the three months ended March 31, 2018.

 Sales and Marketing

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$11,879	$11,342	$537	5%

Sales and marketing expense for the three months ended March 31, 2019 increased primarily due to an increase in stock-based compensation of $0.9 million due to new grants, partially offset by a decrease in salary and employee benefits by $0.6 million due to severance payments and reduction in headcount during the three months ended March 31, 2018.

General and Administrative

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$6,833	$6,218	$615	10%

General and administrative expenses for the three months ended March 31, 2019 increased by $0.6 million primarily due to an increase in stock-based compensation of $0.8 million due to new grants.

Provision for Income Tax

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Provision (benefit) for income tax	$1,220	$(8,261)	$9,481	(115)%

We normally determine our interim provision for income tax using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred a pretax loss during the three months ended March 31, 2019 and 2018 from our U.S. operations and will not recognize tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute our March 31, 2019 and 2018 interim tax provision.

The income tax expense of $1.2 million for the three months ended March 31, 2019 reflects an effective tax rate of (6%). The effective tax rate for the three months ended March 31, 2019 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes paid at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and GILTI inclusion.

The income tax benefit of $8.3 million for the three months ended March 31, 2018 reflects an effective tax rate of 26%. The effective tax rate for the three months ended March 31, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and GILTI inclusion. The income tax benefit for the three months ended March 31, 2018, primarily consist of the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and investments in marketable securities of $428.9 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$25,915	$17,194
Net cash provided by (used in) investing activities	19,912	(38,575)
Net cash provided by financing activities	3	2,031
Net increase (decrease) in cash and cash equivalents	$45,830	$(19,350)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2019 primarily reflected depreciation and amortization of $24.2 million, stock-based compensation expense of $18.8 million, accretion of convertible debt and amortization of issuance expenses of $6.8 million, deferred income taxes of $1.0 million, decreases in accounts receivable of $3.2 million and inventories of $1.3 million, partially offset by a net loss of $22.7 million, increase in prepaid expenses and other assets by $1.0 million, decreases in accounts payable of $2.1 million, accrued expenses of $3.1 million and other liabilities of $1.0 million. Our accounts receivable decreased due mainly to collections. Our inventory decreased due to shipments made. Our prepaid expenses and other assets increased due to advance payment to a vendor. Our accounts payable, accrued expenses and other liabilities decreased due to payments.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2019 primarily consisted of proceeds from maturities and sales of marketable securities of $79.5 million, partially offset by purchases of marketable securities of $48.1 million, purchases of property and equipment of $4.4 million and payment related to the purchase of intangible assets of $7.2 million.

Net cash used in investing activities during the three months ended March 31, 2018 primarily consisted of purchases of marketable securities of $86.2 million, purchases of property and equipment of $14.5 million, purchases of equity investments of $12.8 million, and payment related to the purchase of intangible assets of $6.3 million, partially offset by proceeds from maturities and sales of marketable securities of $78.7 million and proceeds from sale of equity investment of $2.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 primarily consisted of proceeds from the exercise of stock options and ESPP purchases of $4.1 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock of $4.0 million and payment of obligations related to equipment financing of $0.1 million.

Net cash provided by financing activities during the three months ended March 31, 2018 primarily consisted of proceeds from the exercise of stock options and ESPP purchases of $4.0 million and repayment of a long-term loan provided to a supplier of $0.1 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock of $1.9 million and payment of obligations related to equipment financing of $0.2 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of March 31, 2019 consisted of $428.9 million of cash, cash equivalents and investments in marketable securities, of which $34.1 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our outstanding contractual obligations as of December 31, 2018 are included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. See note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding certain contractual obligations as of March 31, 2019.

 Off-Balance Sheet Arrangements

At March 31, 2019, we had no material off-balance sheet arrangements, other than certain noncancelable purchase obligations.

Recent Authoritative Accounting Guidance

See note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $428.9 million and $407.4 million at March 31, 2019 and December 31, 2018, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of March 31, 2019 consisted of money market funds, municipal bonds, corporate bonds/notes, variable rate demand notes, commercial papers and asset backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of March 31, 2019, we had outstanding debt of $517.5 million of the Convertible Notes. The fair value of the Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

Item 1A.   Risk Factors

You should carefully consider the risks described in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

____________________

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
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John Edmunds
John Edmunds
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

May 6, 2019