Form 10-Q
period 2019-06-30
INPHI Corp
filed 2019-08-05
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of August 1, 2019 was 45,416,197.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$159,624	$172,018
Investments in marketable securities	253,910	235,339
Accounts receivable, net	67,008	61,271
Inventories	44,095	33,052
Prepaid expenses and other current assets	8,626	9,600
Total current assets	533,263	511,280
Property and equipment, net	71,635	70,740
Goodwill	104,502	104,502
Intangible assets, net	147,355	180,447
Right of use assets, net	8,960	—
Other assets, net	24,425	22,904
Total assets	$890,140	$889,873

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,635	$15,891
Deferred revenue	6,245	5,432
Accrued employee expenses	11,157	11,206
Other accrued expenses	7,700	7,595
Other current liabilities	21,571	24,319
Total current liabilities	69,308	64,443
Convertible debt	461,630	447,825
Other long-term liabilities	15,798	10,911
Total liabilities	546,736	523,179
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 45,401,399 and 44,292,722 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	46	44
Additional paid-in capital	555,082	536,157
Accumulated deficit	(213,219)	(169,896)
Accumulated other comprehensive income	1,495	389
Total stockholders’ equity	343,404	366,694
Total liabilities and stockholders’ equity	$890,140	$889,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$86,285	$69,814	$168,508	$129,950
Cost of revenue	37,176	30,203	71,768	57,793
Gross profit	49,109	39,611	96,740	72,157
Operating expenses:
Research and development	44,705	42,804	89,104	85,742
Sales and marketing	11,154	10,311	23,033	21,653
General and administrative	7,480	8,415	14,313	14,633
Total operating expenses	63,339	61,530	126,450	122,028
Loss from operations	(14,230)	(21,919)	(29,710)	(49,871)
Interest expense	(8,552)	(7,953)	(16,975)	(15,668)
Other income, net	1,617	1,466	3,995	5,881
Loss before income taxes	(21,165)	(28,406)	(42,690)	(59,658)
Provision (benefit) for income taxes	(587)	58	633	(8,203)
Net loss	$(20,578)	$(28,464)	$(43,323)	$(51,455)
Earnings per share:
Basic earnings per share	$(0.46)	$(0.65)	$(0.97)	$(1.19)
Diluted earnings per share	$(0.46)	$(0.65)	$(0.97)	$(1.19)

Weighted-average shares used in computing earnings per share:
Basic	45,191,674	43,661,325	44,823,562	43,331,906
Diluted	45,191,674	43,661,325	44,823,562	43,331,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(20,578)	$(28,464)	$(43,323)	$(51,455)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of tax	566	137	1,106	(135)
Realized loss (gain) reclassified into earnings, net of tax	—	1	—	(1)
Comprehensive loss	$(20,012)	$(28,326)	$(42,217)	$(51,591)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2018	44,292,722	$44	$536,157	$(169,896)	$389	$366,694
Issuance of common stock from exercise of stock options	78,205	—	646	—	—	646
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	168,227	1	(4,017)	—	—	(4,016)
Issuance of common stock from employee stock purchase plan purchases	121,549	—	3,477	—	—	3,477
Stock-based compensation expense	—	—	18,758	—	—	18,758
Net loss	—	—	—	(22,745)	—	(22,745)
Other comprehensive income, net	—	—	—	—	540	540
Balance at March 31, 2019	44,660,703	$45	$555,021	$(192,641)	$929	$363,354

Issuance of common stock from exercise of stock options	45,317	—	486	—	—	486
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	695,379	1	(18,386)	—	—	(18,385)
Stock-based compensation expense	—	—	17,961	—	—	17,961
Net loss	—	—	—	(20,578)	—	(20,578)
Other comprehensive income, net	—	—	—	—	566	566
Balance at June 30, 2019	45,401,399	$46	$555,082	$(213,219)	$1,495	$343,404

Six Months Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2017	42,780,229	$43	$484,934	$(74,145)	$569	$411,401
Issuance of common stock from exercise of stock options	136,690	—	291	—	—	291
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	102,702	—	(1,923)	—	—	(1,923)
Issuance of common stock from employee stock purchase plan purchases	177,771	—	3,704	—	—	3,704
Stock-based compensation expense	—	—	14,553	—	—	14,553
Net loss	—	—	—	(22,991)	—	(22,991)
Other comprehensive loss, net	—	—	—	—	(275)	(275)
Balance at March 31, 2018	43,197,392	$43	$501,559	$(97,136)	$294	$404,760

Issuance of common stock from exercise of stock options	21,614	—	198	—	—	198
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	595,337	1	(10,398)	—	—	(10,397)
Stock-based compensation expense	—	—	16,216	—	—	16,216
Net loss	—	—	—	(28,464)	—	(28,464)
Other comprehensive income, net	—	—	—	—	139	139
Balance at June 30, 2018	43,814,343	$44	$507,575	$(125,600)	$433	$382,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(43,323)	$(51,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,518	37,445
Stock-based compensation	36,719	30,769
Deferred income taxes	446	(8,598)
Accretion of convertible debt and amortization of debt issuance costs	13,805	12,853
Net unrealized (gain) loss on equity investments	75	(2,857)
Amortization of discount on marketable securities	(516)	(190)
Other noncash items	302	373
Changes in assets and liabilities:
Accounts receivable	(5,737)	13,906
Inventories	(11,043)	(2,128)
Prepaid expenses and other assets	(469)	(4,160)
Income tax payable/receivable	126	(1,420)
Accounts payable	7,130	316
Accrued expenses	194	(6,408)
Deferred revenue	813	(118)
Other liabilities	2,362	7,784
Net cash provided by operating activities	49,402	26,112

Cash flows from investing activities
Purchases of property and equipment	(12,610)	(17,718)
Purchases of marketable securities	(141,764)	(124,826)
Sales of marketable securities	15,029	3,681
Maturities of marketable securities	109,352	134,155
Payments related to purchase of intangible assets	(13,608)	(11,259)
Purchases of equity investments	—	(12,811)
Proceeds from sale of equity investment	—	2,414
Other investing activity	—	125
Net cash used in investing activities	(43,601)	(26,239)

Cash flows from financing activities
Proceeds from exercise of stock options	1,132	489
Proceeds from employee stock purchase plan purchases	3,477	3,704
Payment of obligations related to equipment financing	(238)	(296)
Repayment of long-term loan	—	216
Minimum tax withholding paid on behalf of employees for net share settlement	(22,566)	(12,294)
Net cash used in financing activities	(18,195)	(8,181)
Net decrease in cash and cash equivalents	(12,394)	(8,308)
Cash and cash equivalents at beginning of period	172,018	163,450
Cash and cash equivalents at end of period	$159,624	$155,142

Supplemental cash flow information:
Interest paid	$3,196	$2,837
Income taxes paid	126	1,808
Supplemental disclosure of non-cash investing and financing activities:
Software license intangible assets acquired	2,433	18,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

1. Organization and Basis of Presentation

Inphi Corporation (the “Company”), a Delaware corporation, was incorporated in November 2000. The Company is a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and data center markets. The Company’s semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and data center infrastructures. In addition, the semiconductor solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and data centers.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position as of June 30, 2019, its consolidated results of operations and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

In June 2016, the FASB issued guidance which requires entities to estimate an expected lifetime credit loss on certain financial assets. This guidance is effective for the annual and interim periods of the Company beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued guidance that allows an option to reclassify from accumulated other comprehensive income to retained earnings any stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued guidance that eliminates certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifies some disclosure requirements. The new guidance will no longer require disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will require disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, with early adoption permitted. The guidance will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued guidance requiring a customer in a cloud computing arrangement under a service contract to follow the internal use software guidance in Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs are expensed over the term of the hosting arrangement beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company adopted the rule in the fourth quarter of 2018.  The adoption on this standard requires the Company to present comparative consolidated statements of stockholders’ equity as part of the interim period financial statements.

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

3. Investments

The following table summarizes the investments in marketable securities by investment category:

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$1,970	1,971	$—	$—
Municipal bonds	7,655	7,693	6,751	6,733
Corporate notes/bonds	166,813	167,400	146,466	146,126
Variable rate demand notes	12,900	12,900	8,900	8,900
Asset backed securities	22,059	22,110	32,986	32,923
Commercial paper	41,228	41,240	39,707	39,701
Certificate of deposit	596	596	956	956
Total investments	$253,221	$253,910	$235,766	$235,339

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of June 30, 2019, the Company had 21 investments that were in an unrealized loss position. The gross unrealized losses on these investments at June 30, 2019 of $23 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at June 30, 2019 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$138,924	$139,094
Due between one and five years	98,291	98,813
Due after five years	16,006	16,003
	$253,221	$253,910

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of June 30, 2019 was $1,311 and $682, respectively. This investment is included in Other assets, net on the condensed consolidated balance sheets.

The Company has non-marketable equity investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income, net. As of June 30, 2019, non-marketable equity investments had a carrying value of approximately $16,866, of which $6,066 was remeasured to fair value based on observable transaction during the three months ended March 31, 2018. These investments are included in Other assets, net on the condensed consolidated balance sheets. An unrealized gain of $3,066 was recorded in other income and included as an adjustment to the carrying value of non-marketable equity investments for the three months ended March 31, 2018.

4. Inventories

Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$14,963	$12,435
Work in process	17,832	13,602
Finished goods	11,300	7,015
	$44,095	$33,052

5. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Laboratory and production equipment	$130,392	$121,716
Office, software and computer equipment	33,255	30,190
Furniture and fixtures	1,739	1,558
Leasehold improvements	7,623	7,609
	173,009	161,073
Less accumulated depreciation and amortization	(101,374)	(90,333)
	$71,635	$70,740

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2019 was $5,566 and $11,058, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2018 was $4,753 and $9,796, respectively.

As of June 30, 2019 and December 31, 2018, computer software costs included in property and equipment were $6,921 and $6,879, respectively. Amortization expense of capitalized computer software costs was $86 and $186 for the three and six months ended June 30, 2019, respectively. Amortization expense of capitalized computer software costs was $159 and $345 for the three and six months ended June 30, 2018, respectively.

Property and equipment not yet paid in cash as of June 30, 2019 and December 31, 2018 was $2,220 and $2,580, respectively.

6. Intangible Assets

The following table presents details of intangible assets:

	June 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$186,800	$105,826	$80,974	$186,800	$86,378	$100,422
Customer relationships	70,540	26,545	43,995	70,540	21,681	48,859
Trade name	2,310	1,581	729	2,310	1,350	960
Patents	1,579	948	631	1,579	881	698
Software	62,224	41,198	21,026	61,406	31,898	29,508
	$323,453	$176,098	$147,355	$322,635	$142,188	$180,447

The following table presents amortization of intangible assets for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$9,724	$6,699	$19,448	$13,398
Research and development	5,514	4,524	10,916	9,079
Sales and marketing	2,432	2,432	4,864	4,864
General and administrative	148	152	298	308
	$17,818	$13,807	$35,526	$27,649

Based on the amount of intangible assets subject to amortization at June 30, 2019, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2019 (remaining)	$33,733
2020	39,567
2021	33,410
2022	24,346
2023	15,460
Thereafter	839
$147,355

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	3.3
Customer relationship	4.5
Trade name	2.3
Patents	7.8
Software	1.4

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

7. Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), using the modified retrospective method through a cumulative adjustment to the beginning accumulated deficit balance. Prior comparative periods have not been restated under this method. The adoption of this guidance resulted in no cumulative effect adjustment as of January 1, 2019.  However, total assets and liabilities increased by $10,670 as a result of the adoption. Based on the new guidance, for leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company made this election, along with other available practical expedients. This guidance had a material impact on the condensed consolidated balance sheet as of January 1, 2019, but did not have an impact on the condensed consolidated statements of income (loss) and cash flows. The most significant impact was the recognition of right of use (“ROU”) asset and lease liabilities for operating leases related to facility leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheets. As of the adoption date and June 30, 2019, the Company does not have material finance leases.

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

The Company has operating leases for office facilities. The leases have remaining lease terms of 1 year to 7 years and some may include options to extend the lease for up to 5 years.

Information related to operating leases for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,044	$2,098
Cash paid for leases	927	2,191
Right of use assets obtained in exchange for lease obligations	—	224

Weighted average remaining lease term and weighted average discount as of June 30, 2019 are as follows:

Weighted average remaining lease term (years)	4.45
Weighted average discount rate	3.5%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows:

2019 (remaining)	$635
2020	2,481
2021	2,278
2022	2,176
2023	2,098
Thereafter	2,071
Total future minimum lease payments	11,739
Less imputed interest	1,071
Present value of lease obligations	$10,668

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of June 30, 2019, the Company has an additional operating lease for an office facility that has not yet commenced of $1,227. This operating lease will commence in the second half of 2019 with a lease term of 5 years.

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancelable leases and service agreements as of December 31, 2018 are as follows:

2019	$4,588
2020	2,252
2021	1,883
2022	1,722
2023	1,615
2024 and thereafter	1,698
Total	$13,758

For the three and six months ended June 30, 2018, operating lease expense was $1,708 and $3,448, respectively.

8. Product Warranty Obligation

As of June 30, 2019 and December 31, 2018, the product warranty liability was $110. There was nochange in product warranty liability during the three and six months ended June 30, 2019 and 2018.

9. Convertible debt

The carrying amount of the Company’s long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Principal	$517,500	$517,500
Less:
Unamortized debt discount	(51,505)	(64,222)
Unamortized debt issuance costs	(4,365)	(5,453)
Net carrying amount of long-term debt	461,630	447,825
Less current portion of long-term debt	—	—
Long-term debt, non-current portion	$461,630	$447,825

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (the “Convertible Notes 2015”). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share. The total interest expense recognized for the three months ended June 30, 2019 was $3,782, which consists of $646 of contractual interest expense, $2,877 of amortization of debt discount and $259 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2019 was $7,463, which consists of $1,286 of contractual interest expense, $5,667 of amortization of debt discount and $510 of amortization of debt issuance costs. The total interest expense recognized for the three months ended June 30, 2018 was $3,564, which consists of $646 of contractual interest expense, $2,677 of amortization of debt discount and $241 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2018 was $7,033, which consists of $1,286 of contractual interest expense, $5,272 of amortization of debt discount and $475 of amortization of debt issuance costs.

In connection with the issuance of the Convertible Notes 2015, the Company entered into capped call transactions (the “Capped Call 2015”) in private transactions. Under the Capped Call 2015, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes 2015, with a strike price equal to the conversion price of the Convertible Notes 2015 and with a cap price equal to 52.06 per share.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (the “Convertible Notes 2016”, and together with the Convertible Notes 2015, the “Convertible Notes”). The Convertible Notes 2016 will mature on September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of the Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share.  The total interest expense recognized for the three months ended June 30, 2019 was $4,403, which consists of $533 of contractual interest expense, $3,577 of amortization of debt discount and $293 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2019 was $8,694, which consists of $1,066 of contractual interest expense, $7,050 of amortization of debt discount and $578 of amortization of debt issuance costs. The total interest expense recognized for the three months ended June 30, 2018 was $4,138, which consists of $533 of contractual interest expense, $3,332 of amortization of debt discount and $273 of amortization of debt issuance costs. The total interest expense recognized for the six months ended June 30, 2018 was $8,172, which consists of $1,066 of contractual interest expense, $6,568 of amortization of debt discount and $538 of amortization of debt issuance costs.

In connection with the issuance of the Convertible Notes 2016, the Company entered into capped call transactions (the “Capped Call 2016”) in private transactions. Under the Capped Call 2016, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes 2016, with a strike price approximately equal to the conversion price of the Convertible Notes 2016 and with a cap price equal to approximately 73.03 per share.

10. Other liabilities

Other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
Intangible asset liability	$13,747	$21,945
Operating lease liability	1,652	—
Others	6,172	2,374
	$21,571	$24,319

Other long-term liabilities consist of the following:

	June 30, 2019	December 31, 2018
Deferred rent	$36	$1,100
Income tax payable	742	706
Intangible asset liability	4,984	7,961
Operating lease liability	9,016	—
Others	1,020	1,144
	$15,798	$10,911

11. Income Taxes

The Company normally determines its interim income tax provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and six months ended June 30, 2019 and 2018 from its U.S. operations and will not recognize a tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s June 30, 2019 and 2018 interim tax provision.

The Company recorded an income tax provision (benefit) of ($587) and $633 in the three and six months ended June 30, 2019, respectively. The effective tax rates were 2.8% and (1.5%) in the three and six months ended June 30, 2019, respectively. The difference between the effective tax rates and the 21% federal statutory rate was primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recorded an income tax provision (benefit) of $58 and ($8,203) in the three and six months ended June 30, 2018, respectively. The effective tax rate for both the three and six months ended June 30, 2018 was (0.2%) and 13.7%, respectively. The difference between the effective tax rates and the 21% federal statutory rate was primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation. The income tax expense for the three months ended June 30, 2018, included an accrual for unrecognized tax benefit for foreign taxes. The income tax benefit for the six months ended June 30, 2018, primarily consisted of the partial release of federal valuation allowance resulting from the transfer of acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

 During the three and six months ended June 30, 2019, the gross amount of the Company’s unrecognized tax benefits increased approximately $581 and $4,382, respectively, primarily as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of June 30, 2019, if recognized, would affect the Company’s effective tax rate.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the U.S.

12. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock options	1,056,682	1,197,891	1,092,153	1,237,305
Unvested restricted stock units and market value stock units	2,772,493	2,993,650	2,790,574	2,857,301
Convertible debt	10,830,038	10,830,038	10,830,038	10,830,038
	14,659,213	15,021,579	14,712,765	14,924,644

13. Stock–Based Compensation

In June 2010, the Company's Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The compensation committee of the Board administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At June 30, 2019, 5,124,906 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three and six months ended June 30, 2019 and 2018.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,159,121	$12.94	2.62	$22,267
Exercised	(123,522)	$9.17
Outstanding at June 30, 2019	1,035,599	$13.39	2.19	$38,017
Vested and Exercisable at June 30, 2019	1,035,599	$13.39	2.19	$38,017

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $4,506 and $3,711, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $1,132 and $489 for the six months ended June 30, 2019 and 2018, respectively.

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) to members of the Board and its employees. Most of the Company’s outstanding RSUs vest over 4 years with vesting contingent upon continuous service. The Company estimates the fair value of RSUs using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	4,051,685	$34.68
Granted	1,679,698	$45.35
Vested	(1,352,508)	$32.18
Canceled	(309,831)	$37.17
Outstanding at June 30, 2019	4,069,044	$39.72
Expected to vest at June 30, 2019	3,933,669

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on a non-GAAP basis. Once the goals are met, the performance-based stock units are subject to 4 years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the six months ended June 30, 2019 was 54,759. As of June 30, 2019, the total performance-based units outstanding was 73,053.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company immediately after the election to purchase common stock, and (ii) no employee may be granted rights to purchase more than $25 of fair value of common stock in each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000 shares. Total common stock issued under the ESPP during the six months ended June 30, 2019 and 2018 was 121,549 and 177,771, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of the ESPP purchases is estimated at the start of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.50%	1.79%
Expected life (in years)	0.49	0.49
Dividend yield	—	—
Expected volatility	45%	48%
Estimated fair value	$11.11	$7.42

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s condensed consolidated statements of income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$1,674	$605	$2,479	$1,174
Research and development	9,925	9,741	20,657	18,239
Sales and marketing	3,269	3,241	7,417	6,483
General and administrative	3,093	2,629	6,166	4,873
	$17,961	$16,216	$36,719	$30,769

Total unrecognized compensation cost related to unvested restricted stock units at June 30, 2019, prior to the consideration of expected forfeitures, is approximately $148,962 and is expected to be recognized over a weighted-average period of 2.64 years.

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

The Convertible Notes are carried on the condensed consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of June 30, 2019 and December 31, 2018, the fair value of the Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. The fair value of the Convertible Notes as of June 30, 2019 and December 31, 2018 was $626,846 and $512,428, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

June 30, 2019	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$1,328	$41	$1,287
Commercial paper	82,390	—	82,390
Investment in marketable debt securities:
Municipal bonds	7,693	—	7,693
Corporate notes/bonds	167,400	—	167,400
Variable rate demand notes	12,900	—	12,900
Asset backed securities	22,110	—	22,110
Commercial paper	41,240	—	41,240
U.S. Treasury securities	1,971	1,971	—
Certificate of deposit	596	596	—
	$337,628	$2,608	$335,020

December 31, 2018	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$740	$38	$702
Commercial paper	96,759	—	96,759
Investment in marketable securities:
Municipal bonds	6,733	—	6,733
Corporate notes/bonds	146,126	—	146,126
Variable rate demand notes	8,900	—	8,900
Asset-backed securities	32,923	—	32,923
Commercial paper	39,701	—	39,701
Certificate of deposit	956	956	—
	$332,838	$994	$331,844

As discussed in note 3, the Company has a marketable equity investment. This marketable equity investment is classified as Level 1 in the fair value hierarchy. As discussed in note 3, the Company has non-marketable equity investments, which are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using the observable transaction price at the most recent transaction date.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
China	$38,449	$25,304	$76,266	$38,987
United States	20,520	18,561	40,967	46,963
Thailand	14,225	12,895	26,844	16,120
Other	13,091	13,054	24,431	27,880
	$86,285	$69,814	$168,508	$129,950

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of June 30, 2019, $27,999 of long-lived tangible assets are located outside the United States, of which $22,088 are located in Taiwan. As of December 31, 2018, $32,631 of long-lived tangible assets are located outside the United States of which $28,428 are located in Taiwan.

16. Commitments and Contingencies

Noncancelable Purchase Obligations

 The Company has noncancelable service agreements, including software licenses, colocation and cloud services used in research and development activities expiring in various years through 2024. As of June 30, 2019, future minimum payments under the noncancelable agreements are as follows:

2019 (remaining)	$893
2020	14,448
2021	13,869
2022	9,953
2023	7
Thereafter	3
Total	$39,173

The Company depends upon third-party subcontractors to manufacture its wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of June 30, 2019, the total value of open purchase orders for wafers was approximately $24,522. As of June 30, 2019, the Company has a commitment to pay $393 for mask costs.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Claims Against ClariPhy

Certain customers of ClariPhy had made claims associated with matters occurring prior to the acquisition date, including a demand letter the Company received relating to products purchased by a customer from ClariPhy. A customer alleged that the products did not meet the specification or workmanship warranties provided in the agreement with ClariPhy, and requested reimbursement and damages. In July 2019, the Company settled the claim for an immaterial amount.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has noliabilities recorded for these agreements as of June 30, 2019 and December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high speed analog semiconductor solutions, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, enhancements of existing products, our ability to forecast demand and its effects, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this report, including the risks set forth under Part II, “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iKON™, InphiNityCore™, ColorZ®, ColorZ-Lite™, Polaris™, Vega™, M200 LightSpeed-III™, Porrima™ and the Inphi logo are among the trademarks, registered trademarks, or service marks owned by Inphi.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and data center markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and data center infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and data centers. We provide 25G to 600G high-speed analog semiconductor solutions for the communications market.

          A detailed discussion of our business may be found in Part I, “Item 1. Business.” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Quarterly Update

As discussed in more detail below, for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, we delivered the following financial performance:

•

Revenue increased by $16.5 million, or 24%, to $86.3 million in the three months ended June 30, 2019. In the six months ended June 30, 2019, revenue increased by $38.6 million, or 30%, to $168.5 million.

•

Gross profit as a percentage of revenue was consistent at 57% in the three months ended June 30, 2019. In the six months ended June 30, 2019, gross profit as a percentage of revenue slightly increased from 56% to 57%.

•

Total operating expenses increased by $1.8 million, or 3%, to $63.3 million in the three months ended June 30, 2019. In the six months ended June 30, 2019, total operating expenses increased by $4.4 million, or 4%, to $126.4 million.

•

Loss from operations decreased by $7.7 million, to $14.2 million in the three months ended June 30, 2019. In the six months ended June 30, 2019, loss from operations decreased by $20.2 million to $29.7 million.

•	Loss per share decreased to $0.46 from $0.65 in the three months ended June 30, 2019. In the six months ended June 30, 2019 loss per share decreased to $0.97 from $1.19.

The increase in our revenue for the three months ended June 30, 2019 was primarily a result of higher level of consumption of our data center products. In the six months ended June 30, 2019, the increase in revenue was due to higher consumption of both long haul metro and data center products.

The increase in gross profit as a percentage of revenue in the six months ended June 30, 2019 was due to product and revenue mix.

Total operating expenses for the three and six months ended June 30, 2019 increased year-over-year primarily due to an increase in stock-based compensation expense as a result of new equity grants. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our loss per share decreased primarily due to higher gross profit, partially offset by higher operating expenses and other expenses. In addition, in the six months ended June 30, 2019, provision for income tax increased due to benefit for income tax recognized in 2018 due to partial release of valuation allowance.

Our cash and cash equivalents were $159.6 million at June 30, 2019, compared with $172.0 million at December 31, 2018. Cash provided by operating activities was $49.4 million during the six months ended June 30, 2019 compared to $26.1 million during the six months ended June 30, 2018. Cash used in investing activities during the six months ended June 30, 2019 was $43.6 million due to purchases of marketable securities of $141.8 million and property and equipment of $12.6 million and payments related to the purchase of intangible assets of $13.6 million, partially offset by maturities and sales of marketable securities of $124.4 million. Cash used in financing activities during the six months ended June 30, 2019 was $18.2 million primarily due to minimum tax withholding paid on behalf of employees for net share settlement of $22.6 million and payments of obligations relating to equipment financing of $0.2 million, partially offset by proceeds from ESPP purchases and exercise of stock options of $4.6 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, allowance for distributors’ price discounts, valuation of equity securities, recognition and disclosure of fair value of convertible debt, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2019. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). The effects of this adoption are discussed in note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statements of income (loss) as a percentage of each line item to the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	43	43	43	44
Gross profit	57	57	57	56
Operating expenses:
Research and development	52	61	53	66
Sales and marketing	13	15	14	17
General and administrative	9	12	8	11
Total operating expenses	74	88	75	94
Loss from operations	(17)	(31)	(18)	(38)
Interest expense	(10)	(11)	(10)	(12)
Other income, net	2	1	2	4
Loss before income taxes	(25)	(41)	(26)	(46)
Provision (benefit) for income taxes	(1)	—	—	(6)
Net loss	(24%)	(41%)	(26%)	(40%)

Comparison of Three and Six Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$86,285	$69,814	$16,471	24%

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$168,508	$129,950	$38,558	30%

Revenue for the three and six months ended June 30, 2019 increased by $16.5 million and $38.6 million, respectively. Revenue for the three months ended June 30, 2019 increased primarily due to the increase in number of units sold partially offset by decrease in average selling price (“ASP”). Revenue for the three months ended June 30, 2019 increased due to the increase in revenue from data center products by $21.4 million, partially offset by decreases in revenue from long haul and metro products by $3.0 million and Cortina legacy products by $1.9 million.  Number of units sold increased for the three months ended June 30, 2019 by 133% due to higher data center products sold, partially offset by decrease in telecom products sold due to trade restrictions imposed in May 2019 on shipping to one large customer in China.  Due primarily to the higher mix and higher volume of data center products sold, the ASP was lower by approximately 47%.  The majority of this change again was due to the change in mix of products sold in the second quarter of 2019 as compared to second quarter of 2018.

Revenue for the six months ended June 30, 2019 increased primarily due to increase in ASP partially offset by decrease in number of units sold. Revenue for the six months ended June 30, 2019 increased primarily due to the increase in revenue from data center products by $25.9 million and long haul and metro products by $19.3 million, partially offset by decline in revenue from Cortina legacy products by $6.6 million. The ASP for the six months ended June 30, 2019 increased by 48% and the number of units sold decreased due to product mix, mainly from a decrease in the number of units sold of lower ASP products, such as legacy products, because of larger shipments to customers in the first quarter of 2018 due to end of life programs initiated in 2017.

The US government export restrictions on Huawei were implemented in the middle our second quarter of 2019, limiting revenue from that customer.  However, the effect of this restriction was not material to our revenue for the second quarter of 2019.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$37,176	$30,203	$6,973	23%
Gross profit	$49,109	$39,611	$9,498	24%
Gross profit as a percentage of revenue	57%	57%	—	—

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$71,768	$57,793	$13,975	24%
Gross profit	$96,740	$72,157	$24,583	34%
Gross profit as a percentage of revenue	57%	56%	—	1%

Cost of revenue and gross profit for the three and six months ended June 30, 2019 increased compared to the corresponding 2018 periods primarily due to a higher revenue as discussed above. Gross profit as a percentage of revenue for both the three and six months ended June 30, 2019 were comparable to corresponding 2018 periods.

Research and Development

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$44,705	$42,804	$1,901	4%

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$89,104	$85,742	$3,362	4%

Research and development expense for the three and six months ended June 30, 2019 increased compared to the corresponding 2018 periods primarily due to an increase in equity awards, which resulted in a $0.2 million and $2.4 million increase in stock-based compensation expense, respectively. Information technology and allocated expenses increased by $1.4 million and $0.8 million during the three and six months ended June 30, 2019, respectively, due to increased design activities and higher engineering activities of operations group. During the six months ended June 30, 2019, testing, laboratory supplies, packaging and pre-production engineering mask costs increased by $1.3 million due to an increase in research and development activities. These increases during the six months ended June 30, 2019 were partially offset by a decrease in salary and employee benefits by $2.5 million due to engineering time included in cost of revenue related to projects for customers in 2019 and severance payments and reduction in headcount during the three months ended March 31, 2018.

 Sales and Marketing

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$11,154	$10,311	$843	8%

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$23,033	$21,653	$1,380	6%

Sales and marketing expense for the three and six months ended June 30, 2019 increased primarily due to an increase in salary and stock-based compensation by $0.4 million and $0.8 million due to new equity grants and salary increases effective April 1, 2019. In addition, commission expense increased by $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively, due to higher revenue.

General and Administrative

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$7,480	$8,415	$(935)	(11%	)

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$14,313	$14,633	$(320)	(2%	)

General and administrative expenses for the three and six months ended June 30, 2019 decreased compared to the corresponding 2018 periods primarily due to a decrease in loss of $1.7 million related to settlement of claims related to the ClariPhy acquisition. The decrease was partially offset by an increase in stock-based compensation by $0.5 million and $1.3 million for the three and six months ended June 30, 2019, respectively, due to new equity awards.

Provision for Income Tax

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$(587)	$58	$(645)	N/M

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$633	$(8,203)	$8,836	(108%	)

We normally determine our interim provision for income tax using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred a pretax loss during the three and six months ended June 30, 2019 and 2018 from our U.S. operations and will not recognize tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute our June 30, 2019 and 2018 interim tax provision.

The income tax expense (benefit) of ($0.6) million and $0.6 million for the three and six months ended June 30, 2019 reflects an effective tax rate of 2.8% and (1.5%), respectively. The effective tax rates for the three and six months ended June 30, 2019 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes paid at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation.

The income tax provision (benefit) of $0.1 million and ($8.2) million for the three and six months ended June 30, 2018, reflects an effective tax rate of (0.2%) and 13.7%, respectively. The effective tax rate for the three and six months ended June 30, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation. The income tax expense for the three months ended June 30, 2018, included an accrual for unrecognized tax benefit for foreign taxes. The income tax benefit for the six months ended June 30, 2018, primarily consisted of the partial release of federal valuation allowance resulting from the transfer to developed technology in 2018 of an acquired in-process research and development asset which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and investments in marketable securities of $413.5 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$49,402	$26,112
Net cash used in investing activities	(43,601)	(26,239)
Net cash used in financing activities	(18,195)	(8,181)
Net decrease in cash and cash equivalents	$(12,394)	$(8,308)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2019 primarily reflected depreciation and amortization of $48.5 million, stock-based compensation expense of $36.7 million, accretion of convertible debt and amortization of issuance expenses of $13.8 million, increases in accounts payable of $7.1 million, deferred revenue of $0.8 million and other liabilities of $2.4 million, partially offset by a net loss of $43.3 million, increases in accounts receivable of $5.7 million and inventories of $11.0 million. Our inventories and accounts payable increased due to build-up of inventories for future shipments. Our deferred revenue increased due to receipts from customers in which revenue is not yet recognized. Our other liabilities increased mainly from estimated liabilities due to sales channel pricing. Our accounts receivable increased due to higher product shipments to customers.

Net cash provided by operating activities during the six months ended June 30, 2018 primarily reflected depreciation and amortization of $37.4 million, stock-based compensation expense of $30.8 million, accretion of convertible debt and amortization of issuance expenses of $12.9 million, decrease in accounts receivable of $13.9 million and increase in other liabilities of $7.8 million, partially offset by a net loss of $51.5 million, deferred income taxes of $8.6 million, net unrealized gain on equity investments of $2.9 million, increases in inventory of $2.1 million, prepaid expenses and other assets of $4.2 million, a decrease in accrued expenses of $6.4 million, and a change in income tax payable/receivable of $1.4 million. Our accounts receivable mainly due to collections. Other liabilities increased mainly due to amounts payable related to settlement of claims related to the ClariPhy acquisition. Our inventory increased in the first quarter due to lower shipments, which was then partially absorbed by second quarter shipments. Our prepaid expenses and other assets increased due to receivable from escrow related to settlement of claims related to the ClariPhy acquisition. Our accrued expenses decreased mainly due to the timing of payments for employee-related expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 primarily consisted of purchases of marketable securities of $141.8 million, purchases of property and equipment of $12.6 million and payments related to the purchase of intangible assets of $13.6 million, partially offset by proceeds from maturities and sales of marketable securities of $124.4 million.

Net cash used in investing activities during the six months ended June 30, 2018 primarily consisted of purchases of marketable securities of $124.8 million, purchases of property and equipment of $17.7 million, purchases of equity investments of $12.8 million, and payment of debt related to purchase of intangible assets of $11.3 million, partially offset by proceeds from maturities and sales of marketable securities of $137.8 million and proceeds from sale of equity investment of $2.4 million..

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2019 primarily consisted of minimum tax withholding paid on behalf of employees for net share settlement of $22.6 million and payment of obligations related to equipment financing of $0.2 million, partially offset by proceeds from the exercise of stock options and ESPP purchases of $4.6 million.

Net cash used in financing activities during the six months ended June 30, 2018 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock of $12.3 million and payment of obligations related to equipment financing of $0.3 million, partially offset by proceeds from exercise of stock options and employee stock purchase plan of $4.2 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of June 30, 2019 consisted of $413.5 million of cash, cash equivalents and investments in marketable securities, of which $34.8 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our outstanding contractual obligations as of December 31, 2018 are included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. See note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding certain contractual obligations as of June 30, 2019.

 Off-Balance Sheet Arrangements

 As of June 30, 2019, we had no material off-balance sheet arrangements, other than certain noncancelable purchase obligations as discussed in note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Recent Authoritative Accounting Guidance

See note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $413.5 million and $407.4 million at June 30, 2019 and December 31, 2018, respectively, which were held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of June 30, 2019 consisted of money market funds, U.S. treasury securities, municipal bonds, corporate bonds/notes, variable rate demand notes, commercial papers and asset-backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of June 30, 2019, we had outstanding debt of $517.5 million of the Convertible Notes. The fair value of the Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

We are also subject to export control laws, regulations and requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with the Export Administration Regulations and the International Traffic in Arms Regulations. We may not be successful in obtaining the necessary export licenses in all instances. Any limitation on our ability to export or sell our products imposed by these laws would adversely affect our business, financial condition and results of operations. For example, in April 2018, the U.S. Department of Commerce banned all exports to ZTE, a Chinese technology company, and in May 2019, to entities affiliated with Huawei Technologies Co., Ltd., a Chinese technology company. ZTE and Huawei have been our customers, with Huawei accounting for approximately 14% of our total revenue in the year ended December 31, 2018, and we expect a reduction in revenue as a result of these bans, at least in the short-term. We are currently assessing the long-term impact of these bans. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. While we are not aware of any other current or proposed export or import regulations which would materially restrict our ability to sell our products in other countries, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected. In addition, we are subject to economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, that prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. Violations of these trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

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

Item 5.   Other Information

Amendments to Change of Control Severance Agreements

On August 1, 2019, the Compensation Committee of our Board of Directors approved amended and restated change of control agreements for our executive officers Ford Tamer, John Edmunds, Charlie Roach, Ron Torten and Richard Ogawa (collectively, the “Executive Officers”).  The new agreements are substantially similar to, and supersede and replace, the existing change of control agreements with each of the Executive Officers effective as of August 1, 2019. The material changes are described below.

For each Executive Officer, we specified how performance stock awards will be treated upon a change of control.

For stock price performance awards, such as our market value stock unit awards (MVSUs), shares will be earned based on performance during a truncated performance period that ends on the change of control. The number of shares earned will be based on performance measured upon the change in control, using the transaction price to measure our stock price performance.  The portion of the award that does not vest based on this formula will be forfeited.  This modifies the terms of our existing MVSU awards, which previously were subject to further pro rata reduction based upon the portion of the original performance period that had been completed, plus six (6) additional months (not to exceed the total performance period).

For non-stock price performance awards, performance will be deemed achieved at target for unfinished performance periods, and the award will convert to time-vest restricted stock units (RSUs) for such target number of shares which continue to vest in accordance with any service-based vesting condition specified in the award agreement, subject to acceleration on involuntary termination within twelve (12) months following the change of control.

In addition, for Messrs. Roach, Torten and Ogawa, we increased the amount of cash severance payable upon an involuntary termination on or within twelve (12) months following, or within three (3) months prior to, a change of control to one times the sum of their annual base salary plus annual target bonus.  Prior to this amendment, each was entitled to 50% of annual base salary, and Mr. Roach was also entitled to 50% of annual target bonus.  In addition, we increased the period during which we will pay monthly COBRA premium costs (up to the monthly amount the Company was paying as the employer-portion of health care premiums prior to termination) from six (6) to twelve (12) months.

The foregoing summary of the amended and restated change of control agreements is not complete and is qualified in its entirety by reference to the full text of such amendments, which are attached hereto as Exhibits 10.1 through 10.4 respectively, and are incorporated herein by reference.

Item 6. Exhibits

     (a)  Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description
3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.1 of the Registrant’s current report on Form 8-K filed with the SEC on October 20, 2015).

10.1	Amended and Restated Severance and Change of Control Agreement, effective as of August 1, 2019, by and between Ford Tamer and the Registrant.

10.2	Amended and Restated Change of Control Severance Agreement, effective as of August 1, 2019, by and between John Edmunds and the Registrant.

10.3	Amended and Restated Severance and Change of Control Agreement, effective as of August 1, 2019, by and between Charlie Roach and the Registrant.

10.4	Form of Change of Control Severance Agreement for Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Exhibit

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

August 5, 2019