Form 10-Q
period 2019-09-30
INPHI Corp
filed 2019-11-04
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of October 31, 2019 was  45,671,999.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$151,118	$172,018
Investments in marketable securities	273,643	235,339
Accounts receivable, net	54,829	61,271
Inventories	56,715	33,052
Prepaid expenses and other current assets	7,011	9,600
Total current assets	543,316	511,280
Property and equipment, net	79,872	70,740
Goodwill	104,502	104,502
Intangible assets, net	142,165	180,447
Right of use assets, net	10,823	—
Other assets, net	31,025	22,904
Total assets	$911,703	$889,873

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,568	$15,891
Deferred revenue	4,390	5,432
Accrued employee expenses	10,252	11,206
Other accrued expenses	8,313	7,595
Other current liabilities	20,761	24,319
Total current liabilities	71,284	64,443
Convertible debt	468,840	447,825
Other long-term liabilities	23,837	10,911
Total liabilities	563,961	523,179
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 45,651,211 and 44,292,722 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	46	44
Additional paid-in capital	575,456	536,157
Accumulated deficit	(229,399)	(169,896)
Accumulated other comprehensive income	1,639	389
Total stockholders’ equity	347,742	366,694
Total liabilities and stockholders’ equity	$911,703	$889,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$94,231	$78,009	$262,739	$207,959
Cost of revenue	39,749	34,547	111,517	92,340
Gross profit	54,482	43,462	151,222	115,619
Operating expenses:
Research and development	44,895	41,558	133,999	127,300
Sales and marketing	12,311	10,819	35,344	32,472
General and administrative	8,165	7,134	22,478	21,767
Total operating expenses	65,371	59,511	191,821	181,539
Loss from operations	(10,889)	(16,049)	(40,599)	(65,920)
Interest expense	(8,971)	(8,202)	(25,946)	(23,870)
Other income, net	4,299	1,383	8,294	7,264
Loss before income taxes	(15,561)	(22,868)	(58,251)	(82,526)
Provision (benefit) for income taxes	619	(203)	1,252	(8,406)
Net loss	$(16,180)	$(22,665)	$(59,503)	$(74,120)
Earnings per share:
Basic earnings per share	$(0.36)	$(0.52)	$(1.32)	$(1.70)
Diluted earnings per share	$(0.36)	$(0.52)	$(1.32)	$(1.70)

Weighted-average shares used in computing earnings per share:
Basic	45,517,862	43,934,598	45,057,539	43,535,033
Diluted	45,517,862	43,934,598	45,057,539	43,535,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(16,180)	$(22,665)	$(59,503)	$(74,120)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of tax	144	140	1,250	5
Realized gain reclassified into earnings, net of tax	—	—	—	(1)
Comprehensive loss	$(16,036)	$(22,525)	$(58,253)	$(74,116)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2018	44,292,722	$44	$536,157	$(169,896)	$389	$366,694
Issuance of common stock from exercise of stock options	78,205	—	646	—	—	646
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	168,227	1	(4,017)	—	—	(4,016)
Issuance of common stock from employee stock purchase plan purchases	121,549	—	3,477	—	—	3,477
Stock-based compensation expense	—	—	18,758	—	—	18,758
Net loss	—	—	—	(22,745)	—	(22,745)
Other comprehensive income, net	—	—	—	—	540	540
Balance at March 31, 2019	44,660,703	$45	$555,021	$(192,641)	$929	$363,354

Issuance of common stock from exercise of stock options	45,317	—	486	—	—	486
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	695,379	1	(18,386)	—	—	(18,385)
Stock-based compensation expense	—	—	17,961	—	—	17,961
Net loss	—	—	—	(20,578)	—	(20,578)
Other comprehensive income, net	—	—	—	—	566	566
Balance at June 30, 2019	45,401,399	$46	$555,082	$(213,219)	$1,495	$343,404

Issuance of common stock from exercise of stock options	65,923	—	775	—	—	775
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	96,717	—	(3,176)	—	—	(3,176)
Issuance of common stock from employee stock purchase plan purchases	87,172	—	2,897	—	—	2,897
Stock-based compensation expense	—	—	19,878	—	—	19,878
Net loss	—	—	—	(16,180)	—	(16,180)
Other comprehensive income, net	—	—	—	—	144	144
Balance at September 30, 2019	45,651,211	$46	$575,456	$(229,399)	$1,639	$347,742

Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2017	42,780,229	$43	$484,934	$(74,145)	$569	$411,401
Issuance of common stock from exercise of stock options	136,690	—	291	—	—	291
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	102,702	—	(1,923)	—	—	(1,923)
Issuance of common stock from employee stock purchase plan purchases	177,771	—	3,704	—	—	3,704
Stock-based compensation expense	—	—	14,553	—	—	14,553
Net loss	—	—	—	(22,991)	—	(22,991)
Other comprehensive loss, net	—	—	—	—	(275)	(275)
Balance at March 31, 2018	43,197,392	$43	$501,559	$(97,136)	$294	$404,760

Issuance of common stock from exercise of stock options	21,614	—	198	—	—	198
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	595,337	1	(10,398)	—	—	(10,397)
Stock-based compensation expense	—	—	16,216	—	—	16,216
Net loss	—	—	—	(28,464)	—	(28,464)
Other comprehensive income, net	—	—	—	—	139	139
Balance at June 30, 2018	43,814,343	$44	$507,575	$(125,600)	$433	$382,452

Issuance of common stock from exercise of stock options	5,998	—	38	—	—	38
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	101,675	—	(1,640)	—	—	(1,640)
Issuance of common stock from employee stock purchase plan purchases	105,722	—	2,202	—	—	2,202
Stock-based compensation expense	—	—	16,740	—	—	16,740
Net loss	—	—	—	(22,665)	—	(22,665)
Other comprehensive income, net	—	—	—	—	140	140
Balance at September 30, 2018	44,027,738	$44	$524,915	$(148,265)	$573	$377,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(59,503)	$(74,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,358	59,944
Stock-based compensation	56,597	47,509
Deferred income taxes	936	(8,858)
Accretion of convertible debt and amortization of debt issuance costs	21,015	19,566
Net unrealized gain on equity investments	(2,077)	(2,375)
Amortization of discount on marketable securities	(856)	(341)
Other noncash items	323	362
Changes in assets and liabilities:
Accounts receivable	4,942	19,553
Inventories	(23,663)	(2,403)
Prepaid expenses and other assets	785	704
Income tax payable/receivable	215	(1,607)
Accounts payable	2,627	918
Accrued expenses	(11)	(9,235)
Deferred revenue	(1,042)	(135)
Other liabilities	1,343	(1,080)
Net cash provided by operating activities	74,989	48,402

Cash flows from investing activities
Purchases of property and equipment	(17,227)	(23,876)
Purchases of marketable securities	(216,126)	(177,003)
Sales of marketable securities	21,920	6,312
Maturities of marketable securities	157,327	190,060
Payments related to purchase of intangible assets	(21,032)	(17,178)
Purchases of equity investments	(3,000)	(12,811)
Proceeds from sale of equity investment	—	2,414
Other investing activity	—	125
Net cash used in investing activities	(78,138)	(31,957)

Cash flows from financing activities
Proceeds from exercise of stock options	1,907	522
Proceeds from employee stock purchase plan purchases	6,374	5,906
Payment of obligations related to equipment financing	(334)	(417)
Repayment of long-term loan	—	310
Minimum tax withholding paid on behalf of employees for net share settlement	(25,698)	(13,796)
Net cash used in financing activities	(17,751)	(7,475)
Net increase (decrease) in cash and cash equivalents	(20,900)	8,970
Cash and cash equivalents at beginning of period	172,018	163,450
Cash and cash equivalents at end of period	$151,118	$172,420

Supplemental cash flow information:
Interest paid	$4,842	$4,214
Income taxes paid	177	2,000
Supplemental disclosure of non-cash investing and financing activities:
Software license intangible assets acquired	15,350	18,611
Marketable equity investment acquired as settlement of receivable from customer	1,500	—

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position as of September 30, 2019, its consolidated results of operations and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for future quarters or the full year.

2. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The FASB also issued additional updates to such guidance. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted this guidance on January 1, 2019. See note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

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

3. Investments

The following table summarizes the investments in marketable securities by investment category:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$3,745	$3,748	$—	$—
Municipal bonds	6,041	6,100	6,751	6,733
Agency bonds	10,999	10,999	—	—
Corporate notes/bonds	178,582	179,289	146,466	146,126
Variable rate demand notes	12,900	12,900	8,900	8,900
Asset backed securities	15,167	15,215	32,986	32,923
Commercial paper	45,034	45,042	39,707	39,701
Certificate of deposit	350	350	956	956
Total investments	$272,818	$273,643	$235,766	$235,339

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of September 30, 2019, the Company had 24 investments that were in an unrealized loss position. The gross unrealized losses on these investments at September 30, 2019 of $16 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at September 30, 2019 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$161,970	$162,238
Due between one and five years	95,130	95,689
Due after five years	15,718	15,716
	$272,818	$273,643

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of September 30, 2019 was $1,359 and $634, respectively. During the three months ended September 30, 2019, the Company acquired a marketable equity investment in a company located in the United States.  The fair value of the investment and unrealized gain as of September 30, 2019 was $1,678 and $178, respectively.  These investments are included in Other assets, net on the condensed consolidated balance sheets.

The Company has non-marketable equity investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income, net. As of September 30, 2019, non-marketable equity investments had a carrying value of approximately $21,792, of which $8,792 was remeasured to fair value based on observable transactions during the three months ended March 31, 2018 and September 30, 2019. These investments are included in Other assets, net on the condensed consolidated balance sheets. An unrealized gain of $1,926 and $3,066 was recorded in other income and included as an adjustment to the carrying value of non-marketable equity investments for the three months ended September 30, 2019 and March 31, 2018, respectively.

4. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$20,414	$12,435
Work in process	21,904	13,602
Finished goods	14,397	7,015
	$56,715	$33,052

5. Property and Equipment, net

Property and equipment consist of the following:

	September 30,	December 31,
	2019	2018
Laboratory and production equipment	$142,905	$121,716
Office, software and computer equipment	34,231	30,190
Furniture and fixtures	1,585	1,558
Leasehold improvements	7,908	7,609
	186,629	161,073
Less accumulated depreciation and amortization	(106,757)	(90,333)
	$79,872	$70,740

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2019 was $5,668 and $16,726, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2018 was $5,134 and $14,931, respectively.

As of September 30, 2019 and December 31, 2018, computer software costs included in property and equipment were $7,128 and $6,879, respectively. Amortization expense of capitalized computer software costs was $94 and $280 for the three and nine months ended September 30, 2019, respectively. Amortization expense of capitalized computer software costs was $126 and $471 for the three and nine months ended September 30, 2018, respectively.

Property and equipment not yet paid in cash as of September 30, 2019 and December 31, 2018 was $11,525 and $2,580, respectively.

6. Intangible Assets

The following table presents details of intangible assets:

	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$186,800	$115,550	$71,250	$186,800	$86,378	$100,422
Customer relationships	70,540	28,977	41,563	70,540	21,681	48,859
Trade name	2,310	1,696	614	2,310	1,350	960
Patents	1,579	980	599	1,579	881	698
Software	74,943	46,804	28,139	61,406	31,898	29,508
	$336,172	$194,007	$142,165	$322,635	$142,188	$180,447

The following table presents amortization of intangible assets for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$9,724	$9,723	$29,172	$23,121
Research and development	5,806	5,058	16,722	14,138
Sales and marketing	2,432	2,432	7,296	7,296
General and administrative	147	151	445	458
	$18,109	$17,364	$53,635	$45,013

Based on the amount of intangible assets subject to amortization at September 30, 2019, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2019 (remaining)	$18,988
2020	42,743
2021	37,892
2022	29,268
2023	12,435
Thereafter	839
$142,165

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	3.2
Customer relationship	4.3
Trade name	2.2
Patents	7.6
Software	2.2

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheets. As of the adoption date and September 30, 2019, the Company does not have material finance leases.

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

Information related to operating leases for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$1,170	$3,268
Cash paid for leases	1,028	3,219
Right of use assets obtained in exchange for lease obligations	2,927	3,151

Weighted average remaining lease term and weighted average discount as of September 30, 2019 are as follows:

Weighted average remaining lease term (years)	4.41
Weighted average discount rate	3.3%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows:

2019 (remaining)	$1,345
2020	3,489
2021	2,547
2022	2,573
2023	2,506
Thereafter	2,365
Total future minimum lease payments	14,825
Less: Imputed interest	1,172
Lease incentive	975
Present value of lease obligations	$12,678

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of September 30, 2019, the Company has an additional operating lease for an office facility that has not yet commenced of $232. This operating lease will commence in the fourth quarter of 2019 with a lease term of five years.

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancelable leases and service agreements as of December 31, 2018 are as follows:

2019	$4,588
2020	2,252
2021	1,883
2022	1,722
2023	1,615
2024 and thereafter	1,698
Total	$13,758

For the three and nine months ended September 30, 2018, operating lease expense was $1,142 and $4,590, respectively.

8. Product Warranty Obligation

As of September 30, 2019 and December 31, 2018, the product warranty liability was $110. There was no change in product warranty liability during the three and nine months ended September 30, 2019 and 2018.

9. Convertible debt

The carrying amount of the Company’s long-term debt consists of the following:

	September 30,	December 31,
	2019	2018
Principal	$517,500	$517,500
Less:
Unamortized debt discount	(44,863)	(64,222)
Unamortized debt issuance costs	(3,797)	(5,453)
Net carrying amount of long-term debt	468,840	447,825
Less current portion of long-term debt	—	—
Long-term debt, non-current portion	$468,840	$447,825

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (the “Convertible Notes 2015”). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share. The total interest expense recognized for the three months ended September 30, 2019 was $3,877, which consists of $650 of contractual interest expense, $2,960 of amortization of debt discount and $267 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2019 was $11,340, which consists of $1,936 of contractual interest expense, $8,627 of amortization of debt discount and $777 of amortization of debt issuance costs. The total interest expense recognized for the three months ended September 30, 2018 was $3,652, which consists of $650 of contractual interest expense, $2,754 of amortization of debt discount and $248 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2018 was $10,685, which consists of $1,936 of contractual interest expense, $8,026 of amortization of debt discount and $723 of amortization of debt issuance costs.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (the “Convertible Notes 2016”, and together with the Convertible Notes 2015, the “Convertible Notes”). The Convertible Notes 2016 will mature on September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of the Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share.  The total interest expense recognized for the three months ended September 30, 2019 was $4,525, which consists of $541 of contractual interest expense, $3,682 of amortization of debt discount and $302 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2019 was $13,219, which consists of $1,608 of contractual interest expense, $10,732 of amortization of debt discount and $879 of amortization of debt issuance costs. The total interest expense recognized for the three months ended September 30, 2018 was $4,253, which consists of $542 of contractual interest expense, $3,430 of amortization of debt discount and $281 of amortization of debt issuance costs. The total interest expense recognized for the nine months ended September 30, 2018 was $12,425, which consists of $1,608 of contractual interest expense, $9,998 of amortization of debt discount and $819 of amortization of debt issuance costs.

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

10. Other liabilities

Other current liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Intangible asset liability	$11,708	$21,945
Operating lease liability	2,837	—
Payable to end customer	5,017	162
Others	1,199	2,212
	$20,761	$24,319

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Deferred rent	$31	$1,100
Income tax payable	692	706
Intangible asset liability	12,516	7,961
Operating lease liability	9,841	—
Others	757	1,144
	$23,837	$10,911

11. Income Taxes

The Company normally determines its interim income tax provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and nine months ended September 30, 2019 and 2018 from its U.S. operations and will not recognize a tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s September 30, 2019 and 2018 interim tax provision.

The Company recorded an income tax provision of $619 and $1,252 in the three and nine months ended September 30, 2019, respectively. The effective tax rates were (4.0%) and (2.1%) in the three and nine months ended September 30, 2019, respectively. The difference between the effective tax rates and the 21% federal statutory rate was primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company recorded an income tax benefit of $203 and $8,406 in the three and nine months ended September 30, 2018, respectively. The effective tax rate for both the three and nine months ended September 30, 2018 was 0.9% and 10.2%, respectively. The difference between the effective tax rates and the 21% federal statutory rate was primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits and windfall tax benefits from stock-based compensation. The income tax benefit for the nine months ended September 30, 2018, primarily consisted of the partial release of federal valuation allowance resulting from the transfer of acquired in-process research and development to developed technology in 2018, which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

 During the three and nine months ended September 30, 2019, the gross amount of the Company’s unrecognized tax benefits increased approximately $853 and $5,234, respectively, primarily as a result of tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of September 30, 2019, if recognized, would affect the Company’s effective tax rate.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the U.S.

12. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common stock options	999,357	1,186,358	1,061,221	1,220,323
Unvested restricted stock units and market value stock units	2,781,820	2,945,422	2,787,656	2,886,675
Convertible debt	10,830,038	10,830,038	10,830,038	10,830,038
	14,611,215	14,961,818	14,678,915	14,937,036

13. Stock–Based Compensation

In June 2010, the Company's Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The compensation committee of the Board administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At September 30, 2019, 4,997,941 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three and nine months ended September 30, 2019 and 2018.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,159,121	$12.94	2.62	$22,267
Exercised	(189,445)	$10.07
Outstanding at September 30, 2019	969,676	$13.50	2.01	$46,107
Vested and Exercisable at September 30, 2019	969,676	$13.50	2.01	$46,107

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $7,953 and $3,887, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $1,907 and $522 for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	4,051,685	$34.68
Granted	1,857,453	$46.77
Vested	(1,500,158)	$32.73
Canceled	(363,418)	$37.68
Outstanding at September 30, 2019	4,045,562	$40.69
Expected to vest at September 30, 2019	3,956,449

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on a non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the nine months ended September 30, 2019 was 55,759. As of September 30, 2019, the total performance-based units outstanding was 72,053.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company immediately after the election to purchase common stock, and (ii) no employee may be granted rights to purchase more than $25 of fair value of common stock in each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000 shares. Total common stock issued under the ESPP during the nine months ended September 30, 2019 and 2018 was 208,721 and 283,493, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of the ESPP purchases is estimated at the start of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.93%	2.24%	2.26%	2.01%
Expected life (in years)	0.50	0.50	0.49	0.50
Dividend yield	—	—	—	—
Expected volatility	39%	45%	43%	46%
Estimated fair value	$16.50	$9.29	$13.35	$8.35

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s condensed consolidated statements of income (loss) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$1,953	$636	$4,432	$1,810
Research and development	10,297	9,614	30,954	27,853
Sales and marketing	4,312	3,702	11,729	10,185
General and administrative	3,316	2,788	9,482	7,661
	$19,878	$16,740	$56,597	$47,509

Total unrecognized compensation cost related to unvested restricted stock units at September 30, 2019, prior to the consideration of expected forfeitures, is approximately $138,157 and is expected to be recognized over a weighted-average period of 2.56 years.

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

The Convertible Notes are carried on the condensed consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of September 30, 2019 and December 31, 2018, the fair value of the Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. The fair value of the Convertible Notes as of September 30, 2019 and December 31, 2018 was $718,151 and $512,428, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

September 30, 2019	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$1,137	$63	$1,074
Commercial paper	62,662	—	62,662
Municipal bonds	2,149	—	2,149
Investment in marketable debt securities:
U.S. Treasury securities	3,748	3,748	—
Municipal bonds	6,100	—	6,100
Agency bonds	10,999	—	10,999
Corporate notes/bonds	179,289	—	179,289
Variable rate demand notes	12,900	—	12,900
Asset backed securities	15,215	—	15,215
Commercial paper	45,042	—	45,042
Certificate of deposit	350	350	—
	$339,591	$4,161	$335,430

December 31, 2018	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$740	$38	$702
Commercial paper	96,759	—	96,759
Investment in marketable securities:
Municipal bonds	6,733	—	6,733
Corporate notes/bonds	146,126	—	146,126
Variable rate demand notes	8,900	—	8,900
Asset-backed securities	32,923	—	32,923
Commercial paper	39,701	—	39,701
Certificate of deposit	956	956	—
	$332,838	$994	$331,844

As discussed in note 3, the Company has marketable equity investments. The marketable equity investments are classified as Level 1 in the fair value hierarchy. As discussed in note 3, the Company has non-marketable equity investments, which are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using the observable transaction price at the most recent transaction date.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
China	$34,503	$31,723	$110,769	$70,710
United States	32,936	25,746	73,902	72,710
Thailand	14,816	10,687	41,661	26,807
Other	11,976	9,853	36,407	37,732
	$94,231	$78,009	$262,739	$207,959

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of September 30, 2019, $35,491 of long-lived tangible assets are located outside the United States, of which $29,539 are located in Taiwan. As of December 31, 2018, $32,631 of long-lived tangible assets are located outside the United States of which $28,428 are located in Taiwan.

16. Commitments and Contingencies

Noncancelable Purchase Obligations

 The Company has noncancelable service agreements, including software licenses, colocation and cloud services used in research and development activities expiring in various years through 2024. As of September 30, 2019, future minimum payments under the noncancelable agreements are as follows:

2019 (remaining)	$448
2020	14,472
2021	13,867
2022	9,952
2023	5
Thereafter	2
Total	$38,746

The Company depends upon third-party subcontractors to manufacture its wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of September 30, 2019, the total value of open purchase orders for wafers was approximately $15,180.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2019 and December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high speed analog semiconductor solutions, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, enhancements of existing products, our ability to forecast demand and its effects, the impact of U.S. government export restrictions on Huawei, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this report, including the risks set forth under Part II, “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

Quarterly Update

As discussed in more detail below, for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, we delivered the following financial performance:

•

Revenue increased by $16.2 million, or 21%, to $94.2 million in the three months ended September 30, 2019. In the nine months ended September 30, 2019, revenue increased by $54.8 million, or 26%, to $262.7 million.

•	Gross profit as a percentage of revenue increased from 56% to 58% in the three and nine months ended September 30, 2019.

•

Total operating expenses increased by $5.9 million, or 10%, to $65.4 million in the three months ended September 30, 2019. In the nine months ended September 30, 2019, total operating expenses increased by $10.3 million, or 6%, to $191.8 million.

•

Loss from operations decreased by $5.2 million, to $10.9 million in the three months ended September 30, 2019. In the nine months ended September 30, 2019, loss from operations decreased by $25.3 million to $40.6 million.

•	Loss per share decreased to $0.36 from $0.52 in the three months ended September 30, 2019. In the nine months ended September 30, 2019 loss per share decreased to $1.32 from $1.70.

The increase in our revenue for the three months ended September 30, 2019 was primarily a result of higher level of consumption of our data center products and higher non-product revenue. In the nine months ended September 30, 2019, the increase in revenue was primarily due to higher consumption of data center and long haul metro products and higher non-product revenue.

The increase in gross profit as a percentage of revenue in the three and nine months ended September 30, 2019 was due to product and revenue mix.

Total operating expenses for the three and nine months ended September 30, 2019 increased year-over-year primarily due to an increase in stock-based compensation expense as a result of new equity grants. Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our loss per share decreased primarily due to higher gross profit, partially offset by higher operating expenses. In addition, in the nine months ended September 30, 2019, provision for income tax increased due to benefit for income tax recognized in 2018 due to partial release of valuation allowance.

Our cash and cash equivalents were $151.1 million at September 30, 2019, compared with $172.0 million at December 31, 2018. Cash provided by operating activities was $75.0 million during the nine months ended September 30, 2019 compared to $48.4 million during the nine months ended September 30, 2018. Cash used in investing activities during the nine months ended September 30, 2019 was $78.1 million due to purchases of marketable securities of $216.1 million and property and equipment of $17.2 million and payments related to the purchase of intangible assets of $21.0 million, partially offset by maturities and sales of marketable securities of $179.2 million. Cash used in financing activities during the nine months ended September 30, 2019 was $17.8 million primarily due to minimum tax withholding paid on behalf of employees for net share settlement of $25.7 million and payments of obligations relating to equipment financing of $0.3 million, partially offset by proceeds from ESPP purchases and exercise of stock options of $8.3 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, allowance for distributors’ price discounts, valuation of equity securities, recognition and disclosure of fair value of convertible debt, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2019. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). The effects of this adoption are discussed in note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statements of income (loss) as a percentage of each line item to the revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	42	44	42	44
Gross profit	58	56	58	56
Operating expenses:
Research and development	47	53	51	61
Sales and marketing	13	14	13	16
General and administrative	9	9	9	11
Total operating expenses	69	76	73	88
Loss from operations	(11)	(20)	(15)	(32)
Interest expense	(10)	(11)	(10)	(11)
Other income, net	5	2	3	3
Loss before income taxes	(16)	(29)	(22)	(40)
Provision (benefit) for income taxes	1	—	1	(4)
Net loss	(17)%	(29)%	(23)%	(36)%

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$94,231	$78,009	$16,222	21%

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$262,739	$207,959	$54,780	26%

Revenue for the three and nine months ended September 30, 2019 increased by $16.2 million and $54.8 million, respectively. Revenue for the three months ended September 30, 2019 increased primarily due to the increase in number of units sold partially offset by decrease in average selling price (“ASP”). Revenue for the three months ended September 30, 2019 increased due to the increase in revenue from data center products by $15.2 million and long haul and metro products by $2.5 million, partially offset by decrease in revenue from legacy products by $1.5 million.  Number of units sold increased for the three months ended September 30, 2019 by 49% due to higher data center products sold.  Due primarily to the higher mix and higher volume of data center products sold, the ASP was lower by approximately 26%.  The majority of this change again was due to the change in mix of products sold in the third quarter of 2019 as compared to third quarter of 2018.  In addition, non-product revenue increased by $8.3 million for the three months ended September 30, 2019 due to new license agreements, services provided and completion of milestones.  The increase in direct costs associated with the non-product revenue, included in cost of revenue, was $2.5 million for the three months ended September 30, 2019.

Revenue for the nine months ended September 30, 2019 increased primarily due to increase in ASP. Revenue for the nine months ended September 30, 2019 increased primarily due to the increase in revenue from data center products by $41.1 million and long haul and metro products by $21.8 million, partially offset by decline in revenue from legacy products by $8.1 million. The ASP for the nine months ended September 30, 2019 increased by 20%.  The increase in ASP was mainly from a decrease in the number of units sold of lower ASP products, such as legacy products, because of larger shipments to customers in the first quarter of 2018 due to end of life programs initiated in 2017.  In addition, non-product revenue increased by $14.1 million for the nine months ended September 30, 2019 due to new license agreements, services provided and completion of milestones.  The increase in direct costs associated with the non-product revenue, included in cost of revenue, was $5.3 million for the nine months ended September 30, 2019.

The U.S. government export restrictions on Huawei were implemented in the middle of our third quarter of 2019, limiting revenue from that customer.  However, the effect of this restriction was not material to our revenue for the third quarter of 2019 and not expected to be material for the fourth quarter of 2019.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$39,749	$34,547	$5,202	15%
Gross profit	$54,482	$43,462	$11,020	25%
Gross profit as a percentage of revenue	58%	56%	—	2%

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$111,517	$92,340	$19,177	21%
Gross profit	$151,222	$115,619	$35,603	31%
Gross profit as a percentage of revenue	58%	56%	—	2%

Cost of revenue and gross profit for the three and nine months ended September 30, 2019 increased compared to the corresponding 2018 periods primarily due to higher revenue as discussed above. Gross profit as a percentage of revenue for both the three and nine months ended September 30, 2019 increased from 56% to 58% due mainly to product and revenue mix.

Research and Development

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$44,895	$41,558	$3,337	8%

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$133,999	$127,300	$6,699	5%

Research and development expense for the three and nine months ended September 30, 2019 increased compared to the corresponding 2018 periods due to an increase in equity awards, which resulted in a $0.7 million and $3.1 million increase in stock-based compensation expense, respectively. Information technology, software tools expense and allocated expenses increased by $1.6 million and $2.9 million during the three and nine months ended September 30, 2019, respectively, due to increased design activities and higher engineering activities of operations group. Testing, laboratory supplies, packaging and pre-production engineering mask costs increased by $0.8 million and $2.2 million during the three and nine months ended September 30, 2019, respectively, due to an increase in research and development activities. These increases during the nine months ended September 30, 2019 were partially offset by a decrease in salary and employee benefits by $2.4 million due to engineering time included in cost of revenue related to projects for customers in 2019 and severance payments during the three months ended March 31, 2018.

 Sales and Marketing

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$12,311	$10,819	$1,492	14%

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$35,344	$32,472	$2,872	9%

Sales and marketing expense for the three and nine months ended September 30, 2019 increased primarily due to an increase in salary and stock-based compensation by $1.2 million and $2.0 million due to new equity grants and salary increases effective April 1, 2019. In addition, commission expense increased by $0.1 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, due to higher revenue.

General and Administrative

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$8,165	$7,134	$1,031	14%

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$22,478	$21,767	$711	3%

General and administrative expenses for the three and nine months ended September 30, 2019 increased compared to the corresponding 2018 periods primarily due to increase in salary and stock-based compensation by $0.9 million and $1.9 million, respectively, due to new equity grants and new hires.  In addition, professional fees increased by $0.5 million and $0.9 million during the three and nine months ended September 30, 2019, respectively, due to higher consulting activities and accounting fees.  The increases were partially offset by a decrease in bad debts expense by $0.6 million recorded in the three months ended September 30, 2018.  Also, during the nine months ended September 30, 2019, the loss on settlement claims related to the ClariPhy acquisition decreased by $1.8 million.

Provision for Income Tax

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$619	$(203)	$822	(405%)

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,252	$(8,406)	$9,658	(115%)

We normally determine our interim provision for income tax using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred a pretax loss during the three and nine months ended September 30, 2019 and 2018 from our U.S. operations and will not recognize tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute our September 30, 2019 and 2018 interim tax provision.

The income tax expense of $0.6 million and $1.3 million for the three and nine months ended September 30, 2019 reflects an effective tax rate of (4.0%) and (2.1%), respectively. The effective tax rates for the three and nine months ended September 30, 2019 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes paid at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation.

The income tax benefit of $0.2 million and $8.4 million for the three and nine months ended September 30, 2018, reflects an effective tax rate of 0.9% and 10.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation.  The income tax benefit for the nine months ended September 30, 2018, primarily consisted of the partial release of federal valuation allowance resulting from the transfer to developed technology in 2018 of an acquired in-process research and development asset which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and investments in marketable securities of $424.8 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$74,989	$48,402
Net cash used in investing activities	(78,138)	(31,957)
Net cash used in financing activities	(17,751)	(7,475)
Net increase (decrease) in cash and cash equivalents	$(20,900)	$8,970

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2019 primarily reflected depreciation and amortization of $73.4 million, stock-based compensation expense of $56.6 million, accretion of convertible debt and amortization of issuance expenses of $21.0 million, decreases in accounts receivable of $4.9 million, prepaid expenses and other assets of $0.8 million, increases in accounts payable of $2.6 million and other liabilities of $1.3 million, partially offset by a net loss of $59.5 million, net unrealized gain on equity investments of $2.1 million, increase in inventories of $23.7 million and decrease in deferred revenue of $1.0 million. Our accounts receivable decreased due to collections. Prepaid expenses and other current assets decreased due to usage. Our inventories and accounts payable increased due to build-up of inventories for future shipments. Our other liabilities increased mainly from estimated liabilities due to sales channel pricing.  Our deferred revenue decreased due to services provided.

Net cash provided by operating activities during the nine months ended September 30, 2018 primarily reflected depreciation and amortization of $59.9 million, stock-based compensation expense of $47.5 million, accretion of convertible debt and amortization of issuance expenses of $19.6 million, decrease in accounts receivable of $19.6 million and prepaid expenses and other assets of $0.7 million and increase in accounts payable of $0.9 million, partially offset by a net loss of $74.1 million, deferred income taxes of $8.9 million, net unrealized gain on equity investments of $2.4 million, increase in inventory of $2.4 million, decreases in accrued expenses of $9.2 million and other liabilities of $1.1 million, and change in income tax payable/receivable of $1.6 million. Our accounts receivable decreased mainly due to collections. Our prepaid and other assets decreased due to amortization.  Our inventories and accounts payable increased due to increased production volume for shipment in the fourth quarter of 2018.  Our accrued expenses decreased mainly due to the timing of payment of employee-related expenses.  Other liabilities decreased due to payment of liability to a customer related to the ClariPhy acquisition.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 primarily consisted of purchases of marketable securities of $216.1 million and equity investment of $3.0 million, purchases of property and equipment of $17.2 million and payments related to the purchase of intangible assets of $21.0 million, partially offset by proceeds from maturities and sales of marketable securities of $179.2 million.

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

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2019 primarily consisted of minimum tax withholding paid on behalf of employees for net share settlement of $25.7 million and payment of obligations related to equipment financing of $0.3 million, partially offset by proceeds from the exercise of stock options and ESPP purchases of $8.3 million.

Net cash used in financing activities during the nine months ended September 30, 2018 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock of $13.8 million and payment of obligations related to equipment financing of $0.4 million, partially offset by proceeds from exercise of stock options and employee stock purchase plan of $6.4 million and repayment of long-term loan provided to a supplier of $0.3 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of September 30, 2019 consisted of $424.8 million of cash, cash equivalents and investments in marketable securities, of which $37.9 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our outstanding contractual obligations as of December 31, 2018 are included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. See note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding certain contractual obligations as of September 30, 2019.

 Off-Balance Sheet Arrangements

 As of September 30, 2019, we had no material off-balance sheet arrangements, other than certain noncancelable purchase obligations as discussed in note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Recent Authoritative Accounting Guidance

See note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $424.8 million and $407.4 million at September 30, 2019 and December 31, 2018, respectively, which were held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of September 30, 2019 consisted of money market funds, U.S. treasury securities, municipal bonds, agency bonds, corporate bonds/notes, variable rate demand notes, commercial papers and asset-backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of September 30, 2019, we had outstanding debt of $517.5 million of the Convertible Notes. The fair value of the Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

Item 1A.   Risk Factors

You should carefully consider the risks described in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the three months ended June 30, 2019.

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

November 4, 2019