Form 10-K
period 2019-12-31
INPHI Corp
filed 2020-03-02
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34942

Inphi Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2953 Bunker Hill Lane, Suite 300, Santa Clara, California 95054

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 217-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered

Common Stock, $0.001 par value	IPHI	The New York Stock Exchange

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

As of June 30, 2019, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $2.2 billion, based on the closing price of $50.10 per share of common stock as reported on the New York Stock Exchange for June 28, 2019.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 26, 2020 was 46,077,975.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019.

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2019

PART I

Item 1.	Business

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions,  our competitive position, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, our plans to expand international operations, enhancements of existing products, the benefits of outsourcing, our ability to forecast demand and its effects, the impact of U.S. government export restrictions on Huawei, our acquisitions and investments in other companies or technologies, including our acquisition of eSilicon Corporation and the anticipated benefits thereof, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, and our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of changes in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this report, including the risks set forth under Part I, “Item 1A, Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iKON™, InphiNityCore™, Canopus™,  ColorZ®, ColorZ-Lite™, iMB™, OmniConnect™, Polaris™, Tri-rate®, Vega™, M200 LightSpeed-III™, Porrima™ and the Inphi logo are among the trademarks, registered trademarks, or service marks owned by Inphi.

Overview

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and cloud markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and cloud infrastructures. Our solutions provide a vital high-speed interface between analog and mixed signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and data centers. We provide 25G to 600G high-speed analog and mixed signal semiconductor solutions for the communications market.

In January 2020, we completed the acquisition of eSilicon Corporation (eSilicon) for approximately $215.0 million in cash, subject to certain adjustments including cash, debt and transaction expenses. A portion of the consideration has been placed in an escrow fund for up to 12 months (or up to 36 months in certain circumstances) following the closing for the satisfaction of certain indemnification obligations.  We acquired eSilicon to accelerate our roadmap in developing electro-optics solutions for cloud and telecommunications customers.

We leverage our proprietary high-speed analog and mixed signal processing expertise and our deep understanding of system architectures to address data bottlenecks in current and emerging communications, enterprise network, computing and storage architectures. We develop these solutions as a result of our competitive strengths, including our system-level simulation capabilities, analog design expertise, strong relationships with industry leaders, extensive broad process technology experience and high-speed package modeling and design expertise. We use our core technology and strength in high-speed analog design to enable our customers to deploy next generation communications systems that operate with high performance at high-speed. We believe we are at the forefront of developing semiconductor solutions that deliver up to multi-Terabit speeds throughout the network infrastructure, including core, metro and the cloud.

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

Our Business

Our semiconductor solutions leverage our deep understanding of high-speed analog and mixed signal processing and our system architecture knowledge to address data bottlenecks in current and emerging network and cloud architectures. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles of five or more years. We believe our leadership position in developing high-speed analog and mixed signal semiconductors is a result of the following core strengths:

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

•

Analog Design Expertise. We believe that we are a leader in developing broadband analog and mixed signal semiconductors operating at high frequencies of up to 100 GHz. High-speed analog circuit design is extremely challenging because, as frequencies increase, semiconductors are increasingly sensitive to temperature, power supply noise, process variation and interaction with neighboring circuit elements. Development of components that work robustly at high frequencies requires an understanding of analog circuit design, including electromagnetic theory and practical experience in implementation and testing. Our analog design expertise has enabled us to design and commercially ship several first in the world technologies including the first 100G linear transimpedance amplifier (TIA) and the first 400G linear modulator driver that is now being widely deployed in volume globally in telecommunications networking infrastructures. We launched the world’s first 50/100/200/400G 4-level Pulse Amplitude Modulation (PAM4) interconnect ICs for cloud interconnects. The chipset solution included multiple variants of the PAM4 PHY IC based on a highly adaptable and scalable InphiNityCore™ digital signal processing (DSP) engine and the OmniConnect™ transmitter for copper and optics media along with a companion linear TIA for Nx50G PAM4 interfaces.

•

Silicon Photonics Design Expertise. We have developed deep expertise in Silicon photonics (Sipho) and successfully commercialized the world first 100G dense wavelength division multiplexing (DWDM) Sipho-based solutions that consumes as little as 4.5W of power versus alternate solutions at 25W. This Sipho-based solution has been deployed in high volume at a Tier-1 cloud vendor and continues to gain market acceptance at Tier-1 OEMs for the enterprise and internet exchange customers.

•

DSP Design Expertise. Our DSP algorithm engineers and digital designers are experts on low-power and low-latency DSP designs for equalization, estimation, clock recovery, carrier recovery, forward error correction, and coded modulation enabling the highest performance PAM4 and higher-order-modulation serdes, optical interconnects, and coherent modems.  Our low-power and low-latency DSP application-specific integrated circuit provides a critical advantage for small-form factor pluggable modules, on board optics, in package optics or any other highly integrated electrical or electro-optical communication systems for high speed data center interconnect and fiber optic telecom networks.

•

Strong Relationships with Industry Leaders. We develop many of our high-speed analog and mixed signal semiconductor solutions for applications and systems that are driven by industry leaders in the communications and cloud markets. Through our established relationships with industry leaders, we have repeatedly demonstrated the ability to address their technological challenges. As a result, we are designed into several of their current systems and believe we are well-positioned to develop high-speed analog and mixed signal semiconductor solutions for their emerging architectures. We have ongoing, informal collaborative discussions with communication, networking companies, and cloud companies in Tier-1 cloud providers, telecom operators, network system OEMs and optical module and component vendors to address their next generation 100G and beyond 100G efforts. Specifically, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. As a result of our development efforts with industry leaders, we help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs and systems manufacturers, as well as standards bodies such as the Institute of Electrical and Electronic Engineers (IEEE) and the Optical Internetworking Forum (OIF) to establish industry standards.

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

Our telecommunication solutions are our planes, working across distances of 100s to 1000s kilometers. Products include our coherent transimpedance amplifiers, drivers and DSPs which set the gold standard for leading edge performance, quality, and reliability. Our data center edge interconnect solutions are our trains, delivering a large amount of packages, across 80 km distances. Our ColorZ® is the industry's first 100G DWDM solution in QSFP28 form factor, utilizing advanced silicon photonics and PAM4 modulation, to deliver up to 4Tb/s of bandwidth over a single fiber. Our inside data center interconnects are our trucks, working across hundreds of meters up to kilometers. Our PAM interconnects along with accompanying TIAs and drivers deliver low power, cost effective solutions for cloud and enterprise customers.

As of December 31, 2019, we have a wide range of products in our portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, and retiming signals at speeds up to 400 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. We introduced 22 and 45 new products in 2019 and 2018, respectively. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as five years or more.

We introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 15%, 18% and 17% of our total revenue in 2019, 2018 and 2017, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 10% of our total revenue in 2017. There were no other products that generated more than 10% of our total revenue in 2019, 2018 or 2017.

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

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog and mixed signal semiconductor solutions for their future products. During the year ended December 31, 2019, we sold our products to approximately 100 customers.

Sales to customers in Asia accounted for 64%, 57% and 62% of our total revenue in 2019, 2018 and 2017, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end-users outside Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2019, we believe that sales to Microsoft Corporation (Microsoft) and Huawei Technologies Co., Ltd. (Huawei), directly and indirectly, through subcontractors, accounted for approximately 14% and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 70% of our total revenue.   We sell products to Fabrinet Co., Ltd. (Fabrinet), a subcontractor who sells to various end customers.  Included in the 10 largest direct customers are sales to Fabrinet, which accounted for approximately 11% of our total revenue for the year ended December 31, 2019.  We believe, in the aggregate, sales to Cisco Systems, Inc. (Cisco), including its subcontractors was significant but less than 10% of our total revenue for the year ended December 31, 2019.   In the year ended December 31, 2018, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 18%, 14% and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 74% of our total revenue. We sell products to Cyberlink Electronics Limited (Cyberlink), a distributor who sells to various end customers. Included in the 10 largest direct customers are sales to Cyberlink which accounted for approximately 11% of our total revenue for the year ended December 31, 2018.  In the year ended December 31, 2017, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 17%, 14%, and 11% of our total revenue, respectively and that our 10 largest direct customers collectively accounted for approximately 70% of our total revenue. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2019, 2018 or 2017.

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

In addition to our direct customers, we work closely with technology leaders in Tier-1 cloud providers, telecom operators, network system OEMs and optical module and component vendors for the cloud, networking and communications market to anticipate and solve next generation challenges facing our customers. As part of the sales and product development process, we often design our products in close collaboration with these industry leaders and help define their architecture. We also participate actively in setting industry standards with organizations such as IEEE and OIF to have a voice in the definition of future market trends.

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors.  For the year ended December 31, 2019, we derived 87% of our total revenue from sales by our direct sales team and third-party sales representatives and 13% of our sales were made through third-party distributors.  We operate marketing representative offices in China, Japan, Taiwan, Germany, and the United States and employ marketing personnel that meet with our customers locally and interact with our channel partners locally.  Our channel network includes more than one hundred sales and support professionals to support our products and customers. All of these sales professionals are sales agents and are employed by our distributors and sales representatives. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales teams using web-based tools.

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

•

Wafer Fabrication. We currently utilize a wide range of semiconductor processes to develop and manufacture our products. Each of our foundries tends to specialize in a particular semiconductor wafer process technology. We choose the semiconductor process and foundry that we believe provides the best combination of performance attributes for any particular product. For most of our products, we utilize a single foundry for semiconductor wafer production. Our international headquarters in Singapore purchases all wafer material and owns the material until the manufacturing process is complete and the product is shipped to a customer either inside or outside North America or to physical inventory locations for the respective region. Our principal foundries are Taiwan Semiconductor Manufacturing Company Ltd. (TSMC) in Taiwan, WIN Semiconductors Corp. (WIN Semiconductors) in Taiwan, TowerJazz Semiconductor Ltd. (TowerJazz) in North America and GlobalFoundries in North America.

•

Package and Assembly. Upon the completion of processing at the foundry, the finished wafers are shipped to our third-party assemblers for packaging and assembly. Currently, our principal packaging and assembly contractors are STATS ChipPAC Ltd. (STATS ChipPAC) in Korea, Kyocera Corporation (Kyocera) in Japan, Tong Hsing Electronics Industries Ltd. (Tong Hsing) in Taiwan, Amkor Technology in Korea, LuxNet Corporation (LuxNet) in Taiwan and ASE Technology (ASE) in Taiwan and Malaysia.

•

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, STATS ChipPAC in Korea, ISE Labs, Inc. (ISE Labs) in North America, Giga Solution Tech Co., Ltd. (Giga Solution) in Taiwan, WIN Semiconductors in Taiwan, ASEM Technology in Malaysia and Presto Engineering in North America are our test partners. We also perform testing in our Irvine and Westlake Village, California facilities.

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

We have assembled a core team of experienced engineers and systems designers in eight design centers located in the United States, Canada, Germany, Singapore, United Kingdom and Argentina. Our technical team typically has, on average, more than 21 years of industry experience with more than 50% having advanced degrees (master’s degree and above) and more than 20% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, data centers and enterprise servers, storage platforms, test and measurement and military systems.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc., Broadcom Ltd., Integrated Device Technology, Inc., M/A-COM Technology Solutions Inc., MaxLinear, Inc., NTT Electronics Corporation, Qorvo, Inc. and Semtech Corp. as well as other smaller analog and mixed signal processing companies. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as our customers reduced their purchase orders. Many of our competitors are significantly larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition and broader product offerings with which to withstand similar adverse economic or market conditions in the future. These factors may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2019, we had 893 issued and allowed patents and other patent applications pending in the United States. The 780 issued and allowed patents in the United States expire in the years beginning in 2020 through 2038. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

Employees

At December 31, 2019, we employed 685 full-time equivalent employees, including 451 in research, product development and engineering, 61 in sales and marketing, 64 in general and administrative management and 109 in manufacturing engineering and operations. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement, except for certain employees in Argentina.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere herein:

●	the receipt, reduction or cancellation of orders by customers;

●	fluctuations in the levels of component inventories held by our customers;

●	the gain or loss of significant customers;

●	changes in orders or purchasing patterns from one or more of our major customers;

●	market acceptance of our products and our customers’ products;

●	our ability to develop, introduce and market new products and technologies on a timely basis;

●	the timing and extent of product development costs;

●	new product announcements and introductions by us or our competitors;

●	incurrence of research and development and related new product expenditures;

●	cyclical fluctuations in our markets;

●	fluctuations in our manufacturing yields;

●	significant warranty claims, including those not covered by our suppliers;

●	changes in our product mix or customer mix;

●	intellectual property disputes;

●	the impact of the business acquisitions and dispositions we make; and

●	loss of key personnel or the inability to attract qualified engineers.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.

We incurred net losses in the past. We may incur net losses in the future.

As of December 31, 2019, we had an accumulated deficit of $242.8 million. We have incurred net losses in the past and may incur net losses in the future. We generated a net loss of $72.9 million, $95.8 million and $74.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

In the year ended December 31, 2019, we believe that sales to Microsoft and Huawei, directly and indirectly, through subcontractors, accounted for approximately 14% and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 70% of our total revenue.   We sell products to Fabrinet, a subcontractor who sells to various end customers.  Included in the 10 largest direct customers are sales to Fabrinet, which accounted for approximately 11% of our total revenue for the year ended December 31, 2019.  We believe, in the aggregate, sales to Cisco, including its subcontractors was significant but less than 10% of our total revenue for the year ended December 31, 2019.  In the year ended December 31, 2018, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 18%, 14% and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 74% of our total revenue. We sell products to Cyberlink, a distributor who sells to various end customers. Included in the 10 largest direct customers are sales to Cyberlink which accounted for approximately 11% of our total revenue for the year ended December 31, 2018.  In the year ended December 31, 2017, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 17%, 14%, and 11% of our total revenue, respectively and that our 10 largest direct customers collectively accounted for approximately 70% of our total revenue. No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2019, 2018 or 2017. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or our customer concentration generally, may fluctuate in any given period.

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

In January 2019, the U.S. Department of Justice indicted Huawei, certain of its subsidiaries and its chief financial officer, for theft of trade secrets, financial fraud, obstruction of justice and other charges.  In May 2019, the U.S. Department of Commerce added Huawei and certain of its non-U.S. affiliates to the Entity List, imposing U.S. export license requirements for exports or re-exports to listed entities of all items subject to the Export Administration Regulations (EAR). In August 2019, additional Huawei non-U.S. affiliates were added to the Entity List. In conjunction with the initial May 2019 Entity List designation, the U.S. Department of Commerce issued a Temporary General License authorizing specific, limited transactions involving the export, reexport, and transfer of items to Huawei and certain of its affiliates. This Temporary General License was most recently renewed on February 13, 2020.  We are currently unable to predict the outcome of this matter and therefore, cannot determine the likelihood of its impact on our business. However, due to the volume of our sales, directly and indirectly, to Huawei, our business, financial condition and results of operations could be materially and adversely affected pending and following the outcome of this matter and/or other related discussions between the governments of China and the United States of America.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. For example, we introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 15%, 18% and 17% of our total revenue in 2019, 2018 and 2017, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 10% of our total revenue in 2017. There were no other products that generated more than 10% of our total revenue in 2019, 2018 or 2017.

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

To date, a substantial portion of our revenue has been attributable to demand for our products in the communications and cloud markets and the growth of these overall markets. These markets have fluctuated in size and growth in recent times. Our operating results are impacted by various trends in these markets. These trends include the deployment and broader market adoption of next generation technologies, such as 100G and 100Gbe CMOS CDR and SerDes, in data centers, communications and enterprise networks, timing of next generation network upgrades, the introduction and broader market adoption of next generation server platforms and the timing of enterprise upgrades. We are unable to predict the timing or direction of the development of these markets with any accuracy. In addition, because some of our products are not limited in the systems or geographic areas in which they may be deployed, we cannot always determine with accuracy how, where or into which applications our products are being deployed. If our target markets do not grow or develop in ways that we currently expect, demand for our semiconductor products may decrease and our business, revenue, and operating results could suffer.

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

We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We also perform testing in our Irvine and Westlake Village, California facilities. We generally use a single foundry for the production of each of our various semiconductors. Currently, our principal foundries are GlobalFoundries, TSMC, TowerJazz, and WIN Semiconductors. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Kyocera, ASE, Giga Solution, ISE Labs, Presto, Tong Hsing, LuxNet and STATS ChipPAC.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc., Broadcom Ltd., Integrated Device Technology, Inc., M/A-COM Technology Solutions Inc., MaxLinear, Inc., NTT Electronics Corporation, Qorvo, Inc. and Semtech Corp. as well as other analog and mixed signal processing companies. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

Our operating results may be impacted by a decline in the average selling prices of our semiconductors. If competition increases in our target markets, we may need to reduce the average unit price of our products in anticipation of competitive pricing pressures, new product introductions by us or our competitors and for other reasons. With respect to our new product offerings following our acquisition of eSilicon, we expect to offer higher volumes of products that have lower margins. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To maintain our revenue and gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our costs as well as our customers’ costs. Failure to do so would cause our revenue and gross margins to decline.

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

For the year ended December 31, 2019, we derived approximately 87% of our total revenue from sales by our direct sales team and third-party sales representatives and 13% of our sales were made through third-party distributors. For the year ended December 31, 2018, we derived approximately 84% of our total revenue from sales by our direct sales team and third-party sales representatives and 16% of our sales were made through third-party distributors. For the year ended December 31, 2017, we derived approximately 82% of our total revenue from sales by our direct sales team and third-party sales representatives and 18% of our sales were made through third-party distributors. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

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

As part of our business strategy, we have pursued and are likely to continue to pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements that we believe will complement our business, semiconductor solutions or technologies. For example, we acquired eSilicon in January 2020 to accelerate our roadmap in developing electro-optics solutions for cloud and telecommunications customers.  We also acquired  ClariPhy Communications, Inc. (ClariPhy) in December 2016 to help expand our optical networking platform portfolio. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, including:

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

The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results. We may not achieve all of the anticipated benefits of any of our acquisitions, including our acquisition of eSilicon, due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the loss of key employees of the acquired company, significant impairments of anticipated goodwill and other intangible assets and the use of resources that are needed in other parts of our business.

We may not realize the anticipated benefits of our acquisitions, which in turn could harm our business and operating results.

We may not achieve all of the anticipated benefits of any of our acquisitions in a timely manner or at all, including our acquisition of eSilicon, due to a number of factors including: failure to successfully integrate the acquired business, the assumption of known and unknown costs or liabilities associated with the acquisitions, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisitions, harm to our brands and reputation, the loss of key employees of the acquired companies, negative market reaction thereto, inability to successfully extend and expand product offerings, significant impairments of anticipated goodwill and other intangible assets, the possibility that we paid more for the acquired companies than the value we will derive from the acquisitions, and the use of resources that are needed in other parts of our business.

If we are not able to successfully combine the business of eSilicon within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of the shares of our common stock may be adversely affected. In addition, if we are not able to realize higher volumes of sales for our eSilicon products which have lower margins, our revenue and gross margins will suffer.

Prior to the acquisition, we and eSilicon operated independently, and there can be no assurances that the businesses can be integrated successfully. It is possible that the integration process could result in the loss of our or eSilicon’s key employees, the disruption of either or both company’s ongoing businesses, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the acquisition so the combined business performs as expected include, among other things:

●	integrating the companies’ technologies, products and services;

●	identifying and eliminating redundant and underperforming operations and assets;

●	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

●	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

●	consolidating the companies’ corporate, administrative and information technology infrastructure;
●	managing the movement of certain businesses and positions to different locations;
●	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors; and
●	consolidating our and eSilicon’s offices that are currently in or near the same location.

Lawsuits have been threatened and may be filed against us, eSilicon, their affiliates and their board of directors and executive officers challenging aspects of the merger. An adverse ruling in any such lawsuit may result in additional payments and costs.

We and eSilicon have received written communications from certain former stockholders of eSilicon demanding to inspect eSilicon’s books and records and indicating that such stockholders will be seeking appraisal of shares they held in eSilicon. Certain of these former eSilicon stockholders also have stated that they may assert claims against eSilicon’s directors and senior officers for alleged breaches of fiduciary duty and other violations in connection with the merger between eSilicon and our subsidiary. We are unaware of any petition for appraisal and/or lawsuit being filed by any former eSilicon stockholder.

We believe that the claims in such written communications are without merit, and plan to vigorously defend against lawsuits arising out of or relating to the merger agreement and/or the merger that may be filed in the future. However, any adverse ruling in such potential cases could result in additional payments. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

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

Our business is dependent on capital expenditures by service providers, and any downturn that they experience could negatively impact our business.

Our business depends on continued capital expenditures by communication service providers and is subject to the cyclicality of such expenditures. Our communications semiconductor products are sold primarily to network equipment vendors that in turn sell their equipment to service providers. If the demand for our customers’ products declines or fails to increase, as a result of lower capital expenditures by service providers or any other factors, demand for our products will be similarly affected. The global economic downturn caused a significant reduction in capital spending on communications network equipment. While we are beginning to see improvement, there are no guarantees that this growth will continue, which could result in market volatility or another downturn. If there is another downturn, our business, operating results and financial condition may be materially harmed.

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

We relied on a number of distributors, in particular Cyberlink, Arrow Electronics, Inc. and Paltek Corporation, to help generate customer demand, provide technical support and other value-added services to its customers, fill customer orders and stock its products. These distributors do not sell those products exclusively, and to the extent they choose to emphasize a competitor’s products over our products, our results of operations could be harmed. Our contracts with these distributors may be terminated by either party with notice. Our distributors are located all over the world, and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could potentially affect our distributors’ operations. Further, our distributors have contractual rights to return unsold inventory to us, and, if this were to happen, we could incur significant cost in finding alternative sales channels for these products or through write-offs. Any adverse condition experienced by our distributors could negatively impact their level of support for our products or the rate at which they make payments to us and, consequently, could harm our results of operations. We rely on accurate and timely sales reports from our distributors in order for our financial results to represent the actual sales that our distributors make for us in any given period. Any inaccuracies or delays in these reports could negatively affect our ability to produce accurate and timely financial reports and to recognize revenue. We also rely on distributors for sales forecasts, and any inaccuracies in such forecasts could impair the accuracy of our projections and planned operations.

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

Changes in our effective tax rate may harm our results of operations. A number of factors may increase our future effective tax rates, including:

●	the jurisdictions in which profits are determined to be earned and taxed;

●	the resolution of issues arising from tax audits with various tax authorities;

●	changes in the measurement of our deferred tax assets and liabilities and in deferred tax valuation allowances;

●	changes in the value of assets or services transferred or provided from one jurisdiction to another;

●	adjustments to income taxes upon finalization of various tax returns;

●	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

●	changes in available tax credits;

●	effect of tax rate on accounting for acquisitions and dispositions; and

●	changes in tax laws, or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles.

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

While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. With the acquisition of eSilicon, we may be subject to the General Data Protection Regulation in Europe (GDPR). The GDPR and the California Consumer Privacy Act will result in increased compliance costs. Our failure to adhere to or successfully implement processes in response to these and other changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments, which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expenses were $183.9 million, $167.9 million and $200.5 million in 2019, 2018 and 2017, respectively. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, there is no assurance that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

●	disruptions of capital and trading markets;

●	changes in import or export requirements;

●	transportation delays;

●	civil disturbances or political instability;

●	geopolitical turmoil, including terrorism, war or political or military coups;

●	public health emergencies, such as the coronavirus outbreak in China and other countries;

●	differing employment practices and labor standards;

●	limitations on our ability under local laws to protect our intellectual property;

●	local business and cultural factors that differ from our customary standards and practices;

●	nationalization and expropriation;

●	changes in tax or intellectual property laws;

●	currency fluctuations relating to our international operating activities; and

●	difficulty in obtaining distribution and support.

A significant portion of our products are manufactured, assembled and tested outside the United States. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could harm our business.  For example, the United States and China trade negotiations, the United Kingdom’s exit from the European Union, United States federal government budget disruptions and market volatility as a result of political leadership in certain countries all could have an adverse impact on our operations and business.  Further, in December 2019, an outbreak of the coronavirus surfaced in Wuhan, China, and cases have been reported in other countries, including Italy, where we currently have operations. This in turn has led to travel restrictions and is impacting international operations of various companies. At this point, the extent to which the coronavirus may impact our business is uncertain.  These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.

Changes in current or future laws or regulations or the imposition of new laws or regulations, including new or changed tax regulations, environmental laws, export control laws, anti-corruption laws and conflict minerals rules or new interpretations thereof, by federal or state agencies or foreign governments could impair our ability to compete in international markets.

Changes in current laws or regulations applicable to us, the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Argentina, Canada, China, Germany, Italy, Japan, Malaysia, Romania, Singapore, Spain, Taiwan, United Kingdom and Vietnam, any changes or uncertainties with respect to such laws or regulations or with respect to trade relations between the United States and any such jurisdictions or any adverse outcome as a result of a review or examination by the applicable taxing authority, could materially and adversely affect our business, financial condition and results of operations. For example, we have entered into agreements with local governments to provide us with, among other things, favorable local tax rates if certain minimum criteria are met, as discussed in our risk factor entitled “Tax benefits that we receive may be terminated or reduced in the future, which would increase our costs.” These agreements may require us to meet several requirements as to investment, headcount and activities to retain this status. If we fail to otherwise meet the conditions of the local agreements, we may be subject to additional taxes, which in turn would increase our costs. In addition, potential future U.S. tax legislation could impact the tax benefits we effectively realize under these agreements.

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

We are also subject to export control laws, regulations and requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with the Export Administration Regulations and the International Traffic in Arms Regulations. We may not be successful in obtaining the necessary export licenses in all instances. Any limitation on our ability to export or sell our products imposed by these laws would adversely affect our business, financial condition and results of operations. For example, in April 2018, the U.S. Department of Commerce added ZTE, a Chinese technology company, to the Denied Persons List, and in May 2019, added Huawei and certain of its non-U.S. affiliates to the Entity List.  In July 2018, the U.S. Department of Commerce lifted such ban against ZTE but noted it would continue to monitor ZTE. In February 2020, the U.S. Department of Commerce extended a Temporary General License authorizing specific, limited engagements in transactions involved the export, reexport, and transfer of items to Huawei and certain of its affiliates.   ZTE and Huawei have been our customers, with Huawei accounting for approximately 11% and 14% of our total revenue in the years ended December 31, 2019 and 2018, respectively, and we expect a reduction in revenue as a result of these matters, at least in the short-term. We are currently assessing the long-term impact of these matters. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. While we are not aware of any other current export or import regulations which would materially restrict our ability to sell our products in other countries, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected. In addition, we are subject to economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, that prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. Violations of these trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

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

The trading price of our common stock has experienced wide fluctuations. For example, the closing sale prices for our common stock have ranged from $29.68 to $76.23 in the twelve-month period ended December 31, 2019. Volatility in the market price of our common stock may occur in the future in response to many risk factors discussed herein and others beyond our control, including but not limited to:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	changes in the economic performance or market valuations of other companies that provide high-speed analog and mixed signal semiconductor solutions;

●	loss of a significant amount of existing business;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

●	issuance of new or updated research or reports by securities analysts;

●	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

●	regulatory developments in our target markets affecting us, our customers or our competitors;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	sales or expected sales of additional common stock or equity or equity-linked securities;

●	terrorist attacks, health epidemics or natural disasters or other such events impacting countries where we or our customers have operations; and

●	general economic and market conditions.

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

We lease 68,950 square feet of office space in Santa Clara, California, which currently serves as our principal executive office that will expire on March 31, 2020.  In 2020, we will move to a 110,611 square feet office space in Santa Clara, California, which will expire on September 30, 2030.  We also lease 42,197 square feet of office space in Westlake Village, California under a lease that will expire on December 31, 2024. We also lease 27,797 square feet of office in Irvine, California under a lease that will expire on July 31, 2019.  We believe that our current facilities are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 16 of Notes to our Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data.”

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

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that were alleged to infringe.  At present, the USPTO has determined that almost all of the originally filed claims are not valid, and determined certain amended claims to be patentable. The Reexamination Certificate for U.S. Patent No. 7,532,537 was issued on August 2, 2016 based upon amended claims. The Reexamination Certificate for U.S. Patent No. 7,636,274 was issued on November 5, 2018, indicating all claims 1-97 were cancelled. The parties continue to assert their respective positions with respect to the reexamination proceeding for U.S. Patent No. 7,619,912.

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

Claims Against eSilicon

We and eSilicon have received written communications from certain former stockholders of eSilicon demanding to inspect eSilicon’s books and records and indicating that such stockholders will be seeking appraisal of shares they held in eSilicon. Certain of these former eSilicon stockholders also have stated that they may assert claims against eSilicon’s directors and senior officers for alleged breaches of fiduciary duty and other violations in connection with the merger between eSilicon and our subsidiary. We are unaware of any petition for appraisal and/or lawsuit being filed by any former eSilicon stockholder. We believe that the claims in such written communications are without merit, and plan to vigorously defend against lawsuits arising out of or relating to the merger agreement and/or the merger that may be filed in the future.

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

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “IPHI”.  As of February 26, 2020, we had approximately 28 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2014 in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on December 31, 2014 and ending on December 31, 2019. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Inphi Corporation, the S&P 500 Index
and the PHLX Semiconductor Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Inphi Corporation
S&P 500
PHLX Semiconductor

Item 6.	Selected Financial Data

The following selected financial data should be read together with Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2019 and 2018, and the selected statements of operations data for each of the years ended December 31, 2019, 2018, and 2017 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this report. Our statements of income (loss) have been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statement of Income (Loss) Data:

Revenue(1)	$365,635	$294,490	$348,201	$266,277	$192,710
Cost of revenue(1) (2) (3)	152,814	129,345	151,698	85,581	72,694
Gross profit	212,821	165,145	196,503	180,696	120,016
Operating expenses:
Research and development(1) (2) (3)	183,875	167,924	200,539	108,013	87,774
Sales and marketing(1) (2)	47,722	43,080	42,381	26,534	21,462
General and administrative(1) (2)	30,672	28,302	23,782	21,201	20,322
Total operating expenses	262,269	239,306	266,702	155,748	129,558
Income (loss) from operations	(49,448)	(74,161)	(70,199)	24,948	(9,542)
Interest expense(4)	(34,920)	(32,209)	(29,842)	(17,406)	(783)
Other income, net(5)	11,853	2,408	3,961	3,914	221
Income (loss) before income taxes from continuing operations	(72,515)	(103,962)	(96,080)	11,456	(10,104)
Provision (benefit) for income taxes(6)	396	(8,211)	(21,176)	(15,057)	5,857
Net income (loss) from continuing operations	(72,911)	(95,751)	(74,904)	26,513	(15,961)
Discontinued operations:
Gain from sale	—	—	—	78,544	—
Income (loss) from discontinued operations	—	—	—	(3,802)	4,535
Provision for income taxes	—	—	—	(1,799)	(2,125)
Net income from discontinued operations	—	—	—	72,943	2,410
Net income (loss)	$(72,911)	$(95,751)	$(74,904)	$99,456	$(13,551)
Earnings per share:
Basic
Net income (loss) from continuing operations	$(1.61)	$(2.19)	$(1.78)	$0.65	$(0.41)
Net income from discontinued operations	—	—	—	1.80	$0.06
Basic earnings per share	$(1.61)	$(2.19)	$(1.78)	$2.45	$(0.35)
Diluted
Net income (loss) from continuing operations	$(1.61)	$(2.19)	$(1.78)	$0.60	$(0.41)
Net income from discontinued operations	—	—	—	1.65	$0.06
Diluted earnings per share	$(1.61)	$(2.19)	$(1.78)	$2.25	$(0.35)
Weighted-average shares used in computing earnings per share:
Basic	45,226,717	43,690,581	42,165,213	40,565,433	38,580,330
Diluted	45,226,717	43,690,581	42,165,213	44,124,881	38,580,330

(1)

On December 12, 2016, we completed the acquisition of ClariPhy for $303.7 million in cash. The results of operations of ClariPhy and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from the acquisition date. The acquisition resulted in a significant change in our statement of operations in 2019,  2018 and 2017 which includes:

(i) charge to cost of goods sold resulting from the step-up inventory acquired from ClariPhy; and

(ii) charge to cost of goods sold and operating expenses from amortization of acquired intangibles.

Footnotes continued on the following page.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$282,723	$172,018	$163,450	$144,867	$283,044
Investments in marketable securities	140,131	235,339	241,737	249,476	43,616
Working capital	263,848	446,837	457,062	433,250	344,897
Total assets	976,006	889,873	917,506	990,595	505,046
Convertible debt	476,178	447,825	421,431	396,857	171,701
Other liabilities	153,227	75,354	84,674	131,214	42,675
Total stockholders’ equity	346,601	366,694	411,401	462,524	290,670

Footnotes continued from the prior page.

(2)	Stock-based compensation expense is included in our results of operations as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Operating expenses:
Cost of revenue	$6,208	$2,527	$2,045	$1,796	$1,359
Research and development	42,265	37,397	28,846	17,390	13,268
Sales and marketing	15,561	13,470	8,340	4,405	3,213
General and administrative	12,821	10,490	5,602	4,407	5,473
Discontinued operations	—	—	—	2,194	4,980

(3)

Cost of revenue and research and development expenses for the year ended December 31, 2017 included an impairment charge of $47.0 million as a result of abandonment of a project related to certain developed technology and in-process research and development from the ClariPhy acquisition.

(4)	The interest expense resulted mainly from convertible debt issued in December 2015 and September 2016.

(5)	Other income, net included an impairment charge of $7.0 million related to a non-marketable equity investment for the year ended December 31, 2018.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions,  demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, enhancements of existing products, our ability to forecast demand and its effects, the impact of U.S. government export restrictions on Huawei, our acquisitions and investments in other companies or technologies, including our acquisition of eSilicon, and the anticipated benefits thereof and increase in expenses related thereto, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of changes in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this report, including the risks set forth under Part I, “Item 1A, Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and cloud markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and cloud infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and data centers. We provide 25G to 600G high-speed analog and mixed signal semiconductor solutions for the communications market. We have a wide range of products in our portfolio with many products sold in communication and cloud markets as of December 31, 2019. We have ongoing, informal collaborative discussions with industry and technology leaders in Tier-1 cloud providers, telecom operators, network system OEMs and optical module and component vendors to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

The recent history of our product development and sales and marketing efforts is as follows:

•

In 2015, we started sampling a new product in our 45GBaud Linear Coherent Product Family, IN4518SZ. The IN4518SZ is a quad linear differential to single-ended Mach-Zehnder Modulator Driver, pin-compatible with the linear driver IN3214SZ, for 200G coherent Optical interconnect applications. The IN4518SZ extends the reach of 200G coherent for telecommunication applications and enables one set of hardware to serve multiple segments in the telecommunication markets. We also announced the availability of the industry’s first, highly integrated, lowest power PAM4 chipset solutions for intra-data center and inter-data center cloud interconnects. The PAM4 chipset solution is a family of PAM4 PHY ICs for 40G (IN014020-XL), 50G (IN015050-SF), 100G (IN015025-CA), 400G (IN015025-CD) and a companion linear TIA (IN2860TA) to enable platform solutions for multi-rate PAM4 interconnects. We also started sampling IN3217SZ, a quad linear differential to single-ended Mach-Zehnder Modulator Driver in a Surface Mount Technology (SMT) package. The new SMT quad linear driver extends the product portfolio by utilizing cost effective packaging for higher volume 100G/200G coherent long haul and metro optical interconnect applications.

•

In 2016, we completed the acquisition of ClariPhy Communications, Inc. With this acquisition, we are able to provide a complete coherent platform to our customers in telecommunicaton and cloud interconnect applications. We also introduced ColorZ® reference design, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80 km DWDM Data Center Interconnect in QSFP28 form factor. Utilizing advanced Pulse Amplitude Modulation signaling, ColorZ® delivers up to 4Tb/s of bandwidth over a single fiber and allows multiple data centers located up to 80 km of each other to be connected and act like a single data center. We further introduced a highly integrated Silicon Photonics (SiPho) technology platform for 100Gbit/s data center applications. The single-chip SiPho optics includes multi-channel modulators, photodetectors, multiplexers, demultiplexers, optical power monitors and fiber coupling structures all integrated onto a single integrated circuit. We also announced the availability of the industry’s lowest power Clock and Data Recovery Retimer for module applications, IN012525-CQ CMOS CDR and 45GBaud Linear Coherent Product Family, the industry’s first linear ICs enabling 400G coherent solutions for next-generation telecommunication and cloud applications. We also announced the industry’s first 400GbE platform solution for next-generation 400G CFP8 modules. The platform solution includes our PAM4 DSP IC that supports IEEE P802.3bs 400G/s Ethernet standard alongside its companion market leading linear TIA and linear drivers for client based cloud interconnects. With the introduction of these new products, we are offering customers an end-to-end platform solution for moving data faster within and between data centers. We also announced the production availability of a new product in the 32GBaud Linear Coherent Product Family. The IN3217SZ, a quad linear Mach-Zehnder Modulator Driver in a SMT package, extends the product portfolio by utilizing cost effective packaging for the 100G/200G coherent long haul and metro optical interconnect applications. We also announced the sampling of IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier. The IN6450TA supports data rates of 400Gbps to 600Gbps on a single wavelength for long haul, metro, and data center interconnect networks using coherent technology.

•

In 2017, we started sampling IN6417SZ, the industry’s first 64GBaud quad linear differential to single-ended Mach-Zehnder Modulator Driver in 14x9 mm Surface Mount Technology (SMT) package. This new 64GBaud SMT quad linear driver extends our 64G product portfolio for next-generation 400G/600G coherent, long haul, and metro optical interconnect applications. We introduced Polaris™, the industry’s first 16nm CMOS PAM4 platform solution for next-generation cloud deployments. The Polaris platform includes our highly integrated, lowest power PAM4 digital signal processing IC alongside its companion market leading, low power linear driver and TIA for data center connectivity. We announced the commercial availability and production ramp of ColorZ®, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80 km DWDM Data Center Interconnect in QSFP28 form factor, and our IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier. We also announced the new Vega™ family of low power 50/100/200/400G PAM4 Gearbox and Retimer DSPs for system line cards. Leveraging our DSP-based PAM4, the new Gearbox and Retimer DSPs expand bandwidth capacity of next generation networks, delivering accelerated connectivity for wired network infrastructure at cloud-scale data centers, enterprise, and service providers. We also started sampling our M200, an ultra-low power, and high-performance Coherent DSP, supporting 100G and 200G data rates for telecommunication and cloud interconnect applications. We announced the expansion of our ColorZ® portfolio with ColorZ-Lite™, 100G DWDM in QSFP28 form factor for campus and data center interconnects. The addition of ColorZ-Lite™ offers campus and data centers a cost optimized solution for shorter distances up to 20 km. We also expanded our 16nm Polaris™ PAM4 DSP portfolio for next generation 50G-400G cloud deployments. The new Polaris™ PAM4 DSP now includes products supporting an integrated driver to address the growing demands for lower power and reduced cost solutions over short reach data center optical connectivity.

•

In 2018, we announced our 16nm 400Gbps Porrima™ Single-Lambda PAM4 platform, the first complete 56GBaud platform solution for wired network infrastructure including hyperscale cloud data center, service provider and enterprise network. We also announced the production availability of the Polaris™ 16nm CMOS PAM4 platform. The Polaris platform is the industry’s first 16nm 28GBaud PAM4 DSP that includes integrated driver options for EML and VCSEL lasers to cover a broad range of optical interconnects from 50G to 400G. The platform also supports a family of discrete EML and VCSEL drivers and linear TIAs. We started shipping the production version of its M200 LightSpeed-III™, Coherent DSP with ultra-low power and high-performance supporting 100G and 200G data rates for telecommunication and cloud data center interconnect applications. We announced the expansion of its 16nm Porrima™ Single-Lambda PAM4 platform family, with the complete 100Gbps/56GBaud platform solution for 100G QSFP28 and SFP-DD DR/FR optical modules for wired network infrastructure including hyperscale cloud data center, service provider, wireless 5G and enterprise networks. We introduced the industry’s smallest form factor, lowest power and highest performance 64GBaud quad coherent TIA and driver. Paired up as a chipset, the new TIA and Driver will enable higher density line cards and pluggable solutions that are critical for next generation 400/600G telecommunication and cloud data center interconnect (DCI) applications.

•	In 2019, we announced our Porrima™ Gen2 Single-Lambda PAM4 platform with integrated laser drivers that reduces optical module Bill of Material (BOM) cost and enables sub-10 watt 400Gbps QSFP-DD optical transceiver modules for wired network infrastructure – including hyperscale cloud data center, service provider and enterprise networks. We also announced first to production of a 100Gbps and 400Gbps Single-Lambda PAM4 platform for the next frontier of data center and cloud networking. Our Porrima™ PAM4 platform is a complete 56GBaud solution, with linear TIA and drivers, for the optical network infrastructure including mass-scale cloud data center, service provider and enterprise networks. We started sampling our new Canopus™ coherent DSP, the industry’s first merchant 7nm coherent DSP. Canopus paves the way for an industry-wide paradigm shift in deployment models by providing low power and high density QSFP-DD, OSFP and CFP2-DCO coherent pluggable modules for cloud and telecom customers. We started engineering sampling of ColorZ® II, the industry first 400ZR QSFP-DD pluggable coherent transceiver for cloud DCIs to major cloud operators and OEMs. COLORZ II enables large cloud operators to connect metro data centers at a fraction of the cost of traditional coherent transport systems and allows switch and router companies to offer the same density for both coherent DWDM and client optics in the same chassis. We believe our acquisition of eSilicon is expected to accelerate our strategic roadmap in developing electro-optics solutions for our cloud and telecommunications customers and expand our presence into strategic geographic regions for talent acquisition.

Our products are designed into systems sold by OEMs, including Tier-1 OEMs in the telecom and networking system markets worldwide. We believe we are one of a limited number of suppliers to these OEMs for the types of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2019, we sold our products to approximately 100 customers. A significant portion of our revenue has been generated by a limited number of customers. In the year ended December 31, 2019, we believe that sales to Microsoft and Huawei, directly and indirectly, through subcontractors, accounted for approximately 14% and 11% of our total revenue, respectively.   We sell products to Fabrinet, a subcontractor who sells to various end customers.  Sales to Fabrinet, was 11% of our total revenue for the year ended December 31, 2019.  We believe, in the aggregate, sales to Cisco, including its subcontractors was significant but less than 10% of our total revenue for the year ended December 31, 2019.  In the year ended December 31, 2018, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 18%, 14% and 11% of our total revenue, respectively.  We sell products to Cyberlink, a distributor who sells to various end customers. Sales to Cyberlink was approximately 11% of our total revenue for the year ended December 31, 2018.  In the year ended December 31, 2017, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 17%, 14%, and 11% of our total revenue. Substantially all of our sales to date, including our sales to Microsoft, Huawei and Cisco, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 65 million high-speed analog and mixed signal semiconductors. Our total revenue was $365.6 million, $294.5 million and $348.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in our revenue in 2019 was primarily due to increases in  telecommunication and cloud products, partially offset by legacy products.

Sales to customers in Asia accounted for 64%, 57% and 62% of our total revenue in 2019, 2018 and 2017, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end-users outside Asia.

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

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2019, compared to the year ended December 31, 2018, we delivered the following financial performance.

●	Total revenue increased by $71.1 million, or 24% to $365.6 million.
●	Gross profit as a percentage of revenue increased from 56% to 58%.
●	Total operating expenses increased by $23.0 million, or 10% to $262.3 million.
●	Loss from operations decreased by $24.7 million to $49.4 million.
●	Provision for income taxes was $0.4 million in 2019 compared to benefit for income taxes of $8.2 million in 2018.
●	Loss per share decreased by $0.58 to $1.61.

The increase in our revenue for the year ended December 31, 2019 was primarily the result of increases in telecommunication products and cloud products, partially offset by a decrease in legacy products.

Total operating expenses increased in 2019 due primarily to an increase in stock-based compensation expense due to higher equity awards and personnel costs. Our expenses mainly consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From December 31, 2018 to December 31, 2019, our headcount increased by 105, mostly in the engineering department.  We expect expenses to continue to increase in absolute dollars due to the acquisition of eSilicon and as we continue to invest resources to develop more products, to support the growth of our business. Other income increased due to an impairment charge of $7.0 million on an investment in non-marketable equity security recorded in 2018.  Our loss per share decreased primarily due to an increase in gross margin and an increase in other income, partially offset by increases in operating expenses and provision for income taxes.

Our cash and cash equivalents were $282.7 million at December 31, 2019, compared with $172.0 million at December 31, 2018. Cash provided by operating activities was $96.9 million during the year ended December 31, 2019 compared to $78.2 million during the year ended December 31, 2018. Cash provided by investing activities was $63.0 million during the year ended December 31, 2019 compared to cash used in investing activities of $35.6 million during the year ended December 31, 2018.  Cash used in financing activities was $49.3 million during the year ended December 31, 2019 compared to $33.9 million during the year ended December 31, 2018.

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

Our products are fully functional at the time of shipment and do not require additional production, modification, or customization. We recognize revenue upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer, net of accruals for estimated sales returns and allowances. Sales and other taxes we collect are excluded from revenue. The fee is based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other persuasive evidence of an arrangement. Certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. We estimate the extent of these distributor price discounts at each reporting period to reduce accounts receivable and revenue. Although we accrue an estimate of distributor price discount, we do not issue these discounts to the distributor until the inventory is sold to the distributors' customers. As of December 31, 2019 and 2018, the estimated price discount was $0.7 million and $1.6 million, respectively. Payment terms of customers are typically 30 to 60 days after invoice date. Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience.

Occasionally, we enter into license and development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables by milestones or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services. We believe the milestone method best depicts efforts expended to transfer services to the customers under most of our development agreements. Certain contracts may include multiple performance obligations in which we allocate revenues to each performance obligation based on observable evidence.  When stand-alone selling prices are not directly observable, we use the adjusted market assessment approach or residual approach, if applicable.

We monitor collectability of accounts receivable primarily through review of the accounts receivable aging. Our policy is to record an allowance for doubtful accounts based on specific collection issues we have identified, aging of underlying receivables and historical experience of uncollectible balances. As of December 31, 2019 and 2018, our allowance for doubtful accounts was $1.2 million.

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

Inventory Valuation

We value our inventory, which includes materials, labor and overhead, at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We periodically write-down our inventory to the lower of cost and net realizable value based on our estimates that consider historical usage and future demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. The calculation of our inventory valuation, specifically the write-down for excess or obsolete inventories, requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence that may turn out to be inaccurate. Inventory valuation reserves, once established, are not reversed until the related inventory has been sold or scrapped.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor both a specific and general accrual for the related warranty expense based on specific circumstances and general historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2019 and 2018 was immaterial.

Goodwill and Long-Lived Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. We evaluate goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Significant management judgment is required in performing periodic impairment tests. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of our reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting unit is less than its carrying amount, no further assessment is performed. If, however, we determine that it is more likely than not that the fair value of any of our reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

During the year ended December 31, 2017, we abandoned a project related to certain developed technology and in-process research and development that resulted in an impairment charge of $47.0 million. The abandonment of the project was primarily related to change in the product roadmap following the acquisition of ClariPhy.  There was no evidence of additional impairment based on the annual impairment testing for the year ended December 31, 2019.

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

We account for stock options or awards issued to non-employees in accordance with the guidance consistent with our accounting of stock-based compensation awards to employees. Stock options or awards to non-employees are accounted for at grant date fair value using the Black-Scholes option pricing model or fair value of our stock.  We recognize compensation cost for awards with performance conditions when achievement of those conditions are probable, rather than upon their achievement.

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

We have valuation allowance against deferred tax assets in certain tax jurisdictions for the years ended December 31, 2019, 2018 and 2017. The valuation allowance was established due to negative evidence that included our cumulative losses in the U.S. and various foreign subsidiaries, after considering permanent tax differences. During the year ended December 31, 2017, we released a portion of the federal and state valuation allowance against certain deferred tax assets that were deemed more likely than not to be realized. The valuation allowance release resulted in the recognition of an income tax benefit. During the year ended December 31, 2018, we released a portion of the federal valuation allowance against deferred tax assets as a result of the transfer of an acquired in-process research and development to developed technology in 2018, which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets.

In accordance with the Financial Accounting Standards Board’s (FASB) guidance on Accounting for Uncertainty in Income Taxes, we perform a comprehensive review of uncertain tax positions regularly. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We determine the tax liability for uncertain tax positions based on a two-step process. The first step is to determine whether it is more likely than not based on technical merits that each income tax position would be sustained upon examination. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The assessment of each tax position requires significant judgment and estimates. We believe our tax return positions are fully supported, but tax authorities could challenge certain positions, which may not be fully sustained. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits, issuance of new regulations or new case law, negotiations with tax authorities, and expiration of statutes of limitations.

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (Tax Reform Act) was signed into law. The Tax Reform Act contains significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. The effect of the tax law changes must be recognized in the period of enactment. As a result of the change in tax rate, our deferred tax assets and liabilities are required to be remeasured to reflect their value at a lower tax rate of 21%. SAB 118 allows for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. In accordance with SAB 118, as of December 31, 2017, we made a provisional estimate of the remeasurement of the federal deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced U.S. statutory corporate tax rate to 21%, the mandatory repatriation income which was fully absorbed by the U.S. net operating loss, the related valuation allowance offset, and valuation allowance release on deferred tax assets for the federal alternative minimum tax credit that was made refundable by the Tax Reform Act. During 2018, we elected to account for GILTI as a period cost in the year the tax is incurred and made changes to its provisional estimates previously recorded for the mandatory repatriation upon filing of its 2017 U.S. income tax return. The change in the mandatory repatriation income was fully absorbed by the U.S. net operating loss, which is subject to valuation allowance, and resulted in no current tax liability. This measurement period adjustment had no net tax effect after the offsetting change to the valuation allowance. At December 31, 2018, we completed the accounting for all of the enactment-date income tax effects of the Tax Reform Act.

Results of Operations and Key Operating Metrics

The following describes the line items in the statements of operations, which we consider to be our key operating metrics.

Revenue. We generate revenue from sales of our semiconductor products to end customers. A portion of our products is sold indirectly to customers through distributors.  Occasionally, we enter into license and development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables by milestones or as services are provided, depending on the terms of the arrangement.

We design and develop high-speed analog and mixed signal semiconductor solutions for the communications and cloud markets. Our revenue is driven by various trends in these markets. These trends include the deployment and broader market adoption of next generation 400G technologies in communications and enterprise networks and the timing of next generation network.

Our revenue is also impacted by changes in the number and average selling prices of our semiconductor products. Our products are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes, and average selling prices that are lower than initial levels.

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. We introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 15%, 18% and 17% of our total revenue in 2019, 2018 and 2017, respectively. In 2012, we introduced and began to ship in commercial volume a dual, differential input linear transimpedance/variable-gain amplifier that we identify as product number IN3250TA-SO2D. Sales of IN3250TA-SO2D product comprised 10% of our total revenue in 2017. There were no other products that generated more than 10% of our total revenue in 2019, 2018 or 2017.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end-user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
China	$164,715	$113,684	$114,168
United States	103,402	87,545	92,620
Thailand	54,468	40,884	45,205
Other	43,050	52,377	96,208
	$365,635	$294,490	$348,201

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

Provision (benefit) for income taxes. For the year ended December 31, 2017, we recorded an income tax benefit of $21.2 million, which reflects an effective tax rate of 22%. The effective tax rate of 22% differs from the statutory rate of 34% primarily due to the effects of the Tax Reform Act that was enacted on December 22, 2017, change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in profitability, unrecognized tax benefits, stock-based compensation adjustments, and recognition of research and development credits. The change in valuation allowance during the year ended December 31, 2017 included an income tax benefit of $1.1 million from the partial release of valuation allowance against certain federal and state deferred tax assets that were deemed more likely than not to be realized. For the year ended December 31, 2018, we recorded an income tax benefit of $8.2 million, which reflects an effective tax rate of 8%. The effective tax rate for the year ended December 31, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation. In addition, the income tax benefit for the year ended December 31, 2018 included the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods, partially offset by income tax expense for the accrual of unrecognized tax benefit for foreign taxes.  For the year ended December 31, 2019, we recorded an income tax expense of $0.4 million, which reflects an effective tax rate of (0.5%).  The effective tax rate for the year ended December 31, 2019 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research development credits, and windfall tax benefits from stock-based compensation.

The following table sets forth a summary of our statement of income (loss) for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue	$365,635	$294,490	$348,201
Cost of revenue	152,814	129,345	151,698
Gross profit	212,821	165,145	196,503
Operating expenses:
Research and development	183,875	167,924	200,539
Sales and marketing	47,722	43,080	42,381
General and administrative	30,672	28,302	23,782
Total operating expenses	262,269	239,306	266,702
Loss from operations	(49,448)	(74,161)	(70,199)
Interest expense	(34,920)	(32,209)	(29,842)
Other income	11,853	2,408	3,961
Loss before income taxes	(72,515)	(103,962)	(96,080)
Provision (benefit) for income taxes	396	(8,211)	(21,176)
Net loss	$(72,911)	$(95,751)	$(74,904)

The following table sets forth a summary of our statement of income (loss) as a percentage of each line item to the revenue:

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	42	44	44
Gross profit	58	56	56
Operating expenses:
Research and development	50	57	57
Sales and marketing	13	14	12
General and administrative	9	10	7
Total operating expenses	72	81	76
Loss from operations	(14)	(25)	(20)
Interest expense	(9)	(11)	(9)
Other income	3	1	1
Loss before income taxes	(20)	(35)	(28)
Provision (benefit) for income taxes	—	(3)	(6)
Net loss	(20)%	(32)%	(22)%

 Comparison of the Years Ended December 31, 2019, 2018 and 2017

Revenue

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$365,635	$294,490	$348,201	$71,145	24%	$(53,711)	(15)%

Revenue for the year ended December 31, 2019 increased by $71.1 million mainly due to increases in the number of units sold and average selling price (ASP).  Revenue for the year ended December 31, 2019 increased primarily due to increases in revenue from cloud products by $61.0 million and telecommunication products by $21.0 million, partially offset by decreases in revenue from legacy products by $10.9 million.  The number of units sold increased for the year ended December 31, 2019 by 9% due to higher cloud products sold.  The ASP increased by 8% due to decreases in the number of units sold of lower ASP products, such as legacy products, because of larger shipments to customers in the first quarter of 2018 due to an end of life program initiated in 2017.  In addition, non-product revenue increased by $18.0 million due to new license and nonrecurring engineering development agreements.  The increase in direct cost associated with the non-product revenue, included in cost of revenue was $7.9 million for the year ended December 31, 2019.

Revenue for the year ended December 31, 2018 decreased by $53.7 million mainly due to a decrease in the number of units sold, partially offset by an increase in ASP. Revenue for the year ended December 31, 2018 decreased by $53.7 million primarily due to decline in revenue from telecommunication products by $62.5 million and Cortina legacy and transport products by $23.7 million. The decreases are partially offset by an increase in revenue from cloud products by $32.5 million. The ASP for the year ended December 31, 2018 increased by 55% due to product mix mainly from decrease in number of units sold of lower ASP products. The decline in revenue from telecommunication products was partly driven by China original equipment manufacturers (OEMs) due to an oversupply which peaked in 2017. The remaining decline in revenue came from North American and European OEMs which also reflected a similar market weakness in communication products. The decline in revenue from Cortina legacy and transport products was due to end of life programs for certain older products initiated in 2017, the last shipments of which were made in the first quarter of 2018.

The U.S. government export restrictions on Huawei were implemented in the middle of our third quarter of 2019, limiting revenue from that customer. However, the effect of this restriction was not material to our revenue from Huawei for the fourth quarter of 2019 insofar as our revenue was essentially flat when compared to the third quarter of 2019. Such restrictions may have inhibited potential growth in 2019, and in the future, we expect such restrictions to dampen potential growth between Huawei and us, as well as other U.S. suppliers, as Huawei has established internal goals to reduce its dependency on U.S. suppliers for any given product to less than 50%.  In addition, the outbreak of the coronavirus may affect our business and our international operations, including our operations in Italy.  However, the potential impact is difficult to estimate.

Cost of Revenue and Gross Profit

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$152,814	$129,345	$151,698	$23,469	18%	$(22,353)	(15)%
Gross profit	212,821	165,145	196,503	47,676	29%	(31,358)	(16)%
Gross profit as a percentage of revenue	58%	56%	56%	—	2%	—	—

Cost of revenue and gross profit for the year ended December 31, 2019 increased by $23.5 million and $47.8 million, respectively, mainly due to higher revenue as discussed above.  Gross profit as percentage of revenue slightly increased from 56% to 58% due mainly to product and revenue mix.

Cost of revenue for the year ended December 31, 2018 decreased by $22.4 million due mainly to impairment of certain developed technology in 2017, amortization of inventory fair value step-up related to acquired ClariPhy inventories sold in 2017 and decrease in revenue. Gross profit as a percentage of revenue for the year ended December 31, 2018 was comparable to 2017.

 Research and Development

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$183,875	$167,924	$200,539	$15,951	9%	$(32,615)	(16)%

Research and development expenses for the year ended December 31, 2019 increased by $16.0 million mainly due to an increase in equity awards which resulted in a $4.9 million increase in stock-based compensation.  Information technology (IT), software tools expenses and allocated expenses increased by $6.0 million due to increased design activities and higher engineering activities.  Testing, laboratory supplies, packaging, outside services and pre-production engineering mask costs increased by $4.0 million due to an increase in research and development activities.

Research and development expenses for the year ended December 31, 2018 decreased by $32.6 million primarily due to impairment of certain in-process research and development of $36.8 million in 2017. Salary and employee benefits decreased by $5.7 million due to completion of accrual of retention bonus of employees from the ClariPhy acquisition, reduction in employee headcount as a result of restructuring and vacation usage. In addition, testing, laboratory supplies, and consulting expenses increased by $4.5 million due to cost reduction efforts implemented. These decreases were partially offset by an increase in equity awards, which resulted in a $8.6 million increase in stock-based compensation expense. In addition, for the year ended December 31, 2017, we recorded reimbursement from a customer related to research and development of $3.0 million and none in 2018. Depreciation, IT and allocated expenses increased by $2.8 million due to an increase in equipment, information technology expenses and higher engineering activities of operations group.

We expect research and development expenses to increase due to our acquisition of eSilicon and our strategy to continue to expand our product offerings and enhance our existing product offerings.

Sales and Marketing

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$47,722	$43,080	$42,381	$4,642	11%	$699	2%

Sales and marketing expenses for the year ended December 31, 2019 increased by $4.6 million primarily due to an increase in personnel costs, including stock-based compensation expenses of $3.1 million.  In addition, commission expenses increased by $0.8 million due to higher revenue.

Sales and marketing expenses for the year ended December 31, 2018 increased by $0.7 million primarily due to an increase in personnel costs, including stock-based compensation expense of $3.2 million due to higher equity awards. The increase in the year ended December 31, 2018 was partially offset by a decrease in commission, supplies, travel and allocated expenses by $2.0 million, due to lower revenue and cost reduction efforts implemented.

General and Administrative

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$30,672	$28,302	$23,782	$2,370	8%	$4,520	19%

General and administrative expenses for the year ended December 31, 2019 increased by $2.4 million primarily due to an increase in salaries and stock-based compensation by $2.9 million, mainly due to higher equity awards.   In addition, professional fees increased by $1.4 million due to higher outside legal fees in connection with the acquisition of eSilicon.  The increases were partially offset by decreases in bad debts of $0.6 million and loss on settlement claims related to the ClariPhy acquisition of $1.8 million.

General and administrative expenses for the year ended December 31, 2018 increased by $4.5 million primarily due to an increase in salaries and stock-based compensation by $4.0 million due mainly to higher equity awards. During the year ended December 31, 2018, we recorded a bad debt expense of $0.6 million and a loss on a settlement of claims related to the ClariPhy acquisition of $2.2 million. The increases were partially offset by a decrease in professional, consulting fees and public company filing fees by $0.9 million due to higher fees in 2017 in relation to the acquisition of ClariPhy. In addition, allocated expenses such as facility, human resources and information technology expenses decreased by $0.8 million due to cost reduction efforts implemented.

Provision (benefit) for Income Taxes

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$396	$(8,211)	$(21,176)	$8,607	(105)%	$12,965	(61)%

For the year ended December 31, 2019, we recorded provision for income taxes of $0.4 million, which reflects an effective tax rate of (0.5%).  The effective tax rate for the year ended December 31, 2019 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research development credits, and windfall tax benefits from stock-based compensation.

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

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents and investments in marketable securities of $422.9 million. Our primary uses of cash are to fund operating expenses, purchase inventory, acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2016 and 2015, we issued convertible debt, which resulted in an increase in cash and cash equivalents. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the timing of shipments and payment cycles of our major customers.

The consolidated statements of cash flows for the years ended December 31, 2018 and December 31, 2017 have been revised to correct prior period classification error as discussed in Note 1, “Organization and Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.  Accordingly, the discussion below reflects the impact of those revisions.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$96,944	$78,159	$77,308
Net cash provided by (used in) investing activities	63,017	(35,650)	(24,653)
Net cash used in financing activities	(49,256)	(33,941)	(34,072)
Net increase in cash and cash equivalents	$110,705	$8,568	$18,583

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2019 primarily reflected depreciation and amortization of $96.7 million, stock-based compensation expenses of $76.9 million, and accretion of convertible debt and amortization of issuance expenses of $28.4 million, partially offset by a net loss of $72.9 million, net unrealized gain on equity investment of $2.2 million, gain on sale of equity investment of $0.9 million, amortization of discount on marketable securities of $1.1 million, increases in accounts receivable of $1.5 million, inventories of $22.0 million and prepaid expenses and other assets of $2.7 million and decreases in deferred revenue of $1.7 million and accrued expenses of $0.8 million.  Our accounts receivable increased due mainly to increase in revenue.  Our inventories increased due to build-up of inventories for future shipments.  Our prepaid expenses and other assets increased due to receivable from mask sharing arrangement. Our deferred revenue decreased due to services provided or milestone completions.   Our accrued expenses decreased due to payments.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in 2019 primarily consisted of sales and maturities of marketable securities of $371.5 million and proceeds from sale of an equity investment of $3.4 million, partially offset by purchases of marketable securities of $274.2 million, purchases of property and equipment of $29.5 million, purchases of intangible assets of $1.1 million and purchases of equity investments of $7.0 million.

Net cash used in investing activities in 2018 primarily consisted of purchases of marketable securities of $248.0 million, purchases of property and equipment of $31.7 million and purchases of equity investments of $12.8 million, partially offset by proceeds from maturities and sales of marketable securities of $254.5 million and proceeds from sale of equity investment of $2.4 million.

Net Cash Used in Financing Activities

Net cash used in financing activities in 2019 primarily consisted of minimum tax withholding paid on behalf of employees for net share settlement of $33.6 million, payments of obligations related to purchase of intangible assets of $24.2 million and payment of equipment financing obligations of $0.4 million, partially offset by proceeds from exercises of stock options and employee stock purchase plan purchases of $9.0 million.

Net cash used in financing activities in 2018 primarily consisted of minimum tax withholding paid on behalf of employees for net share settlement of $19.1 million, payments related to purchase of intangible assets of $21.3 million and payment of equipment financing obligations of $0.5 million, partially offset by proceeds from exercise of stock options and employee stock purchase plan purchases of $6.6 million and repayment of long-term loan provided to a supplier of $0.4 million.

Operating and Capital Expenditure Requirements

Our principal sources of liquidity as of December 31, 2019 consisted of $422.9 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 - 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A, Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through equity or debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2019:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible debt	$517,500	$230,000	$287,500	—	—
Interest payable on convertible debt	6,900	4,744	2,156	—	—
Operating lease obligations	52,949	4,455	12,525	$12,339	$23,630
Obligations related to software license intangibles	66,400	26,531	39,869	—	—
Obligations under service contract	3,592	1,508	1,625	459	—
Obligations under equipment financing	457	364	93	—	—

As of December 31, 2019, we recorded a liability for our uncertain tax position of $0.7 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third-party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2019, the total value of open purchase orders for wafers was approximately $14.9 million. As of December 31, 2019, we have a commitment to pay $0.5 million of mask costs.

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

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $422.9 million and $407.4 million at December 31, 2019 and December 31, 2018, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2019 consisted of money market funds, U.S. treasury securities, municipal bonds, corporate bonds, variable rate demand notes, commercial paper and asset-backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income, reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2019, the impact on the fair value of these securities or our cash flows or income would not be material.

In a low interest rate environment, as short-term investments mature, reinvestment can occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of December 31, 2019, we had outstanding debt of $517.5 million in the form of convertible notes. The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of our convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Our cash and cash equivalents and investment in marketable securities at December 31, 2019 consisted of $395.8 million held domestically, with the remaining balance of $27.1 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inphi Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation – Write-down for Excess or Obsolete Inventories

As described in Note 1 to the consolidated financial statements, inventories are stated at the lower of cost and net realizable value. As of December 31, 2019, the Company’s consolidated inventories balance was $55.0 million. Inventories are reduced for write-downs based on periodic reviews for evidence of slow-moving or obsolete parts. Management writes down the value of inventory based on the comparison between inventory on hand and forecasted customer demand for each specific product. Inventory write-downs are also established when conditions indicate the net realizable value is less than cost due to physical deterioration, technological obsolescence, changes in price level or other causes. As disclosed by management, the calculation of inventory valuation, specifically the write-down for excess or obsolete inventories, requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence.

The principal considerations for our determination that performing procedures relating to inventory valuation, specifically the write-down for excess or obsolete inventories, is a critical audit matter are there was significant judgment by management when estimating the write-down, including the assumption related to technological obsolescence. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to the technological obsolescence assumption.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s inventory valuation, including controls over management’s write-down for excess or obsolete inventories. These procedures also included, among others, (i) evaluating the appropriateness of and testing management’s process for the write-down for excess or obsolete inventories, (ii) testing the completeness and accuracy of underlying data used by management, and (iii) evaluating the reasonableness of management’s technological obsolescence assumption.  Evaluating management’s assumption related to technological obsolescence involved evaluating whether the assumption used by management was reasonable considering (i) historical customer purchasing patterns, (ii) customer contracts, (iii) industry trends, and (iv) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 2, 2020

We have served as the Company’s auditor since 2002.

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$282,723	$172,018
Investments in marketable securities	140,131	235,339
Accounts receivable, net	60,295	61,271
Inventories	55,013	33,052
Prepaid expenses and other current assets	17,463	9,600
Total current assets	555,625	511,280
Property and equipment, net	79,563	70,740
Goodwill	104,502	104,502
Intangible assets, net	168,290	180,447
Right of use assets, net	33,576	—
Other assets, net	34,450	22,904
Total assets	$976,006	$889,873
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,771	$15,891
Deferred revenue	3,719	5,432
Accrued employee expenses	13,164	11,206
Other accrued expenses	5,125	7,595
Convertible debt	217,467	—
Other current liabilities	33,531	24,319
Total current liabilities	291,777	64,443
Convertible debt	258,711	447,825
Other long-term liabilities	78,917	10,911
Total liabilities	629,405	523,179
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 45,909,466 and 44,292,722 issued and outstanding at December 31, 2019 and 2018, respectively	46	44
Additional paid-in capital	587,862	536,157
Accumulated deficit	(242,807)	(169,896)
Accumulated other comprehensive income	1,500	389
Total stockholders’ equity	346,601	366,694
Total liabilities and stockholders’ equity	$976,006	$889,873

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Income (Loss)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$365,635	$294,490	$348,201
Cost of revenue	152,814	129,345	151,698
Gross profit	212,821	165,145	196,503
Operating expenses:
Research and development	183,875	167,924	200,539
Sales and marketing	47,722	43,080	42,381
General and administrative	30,672	28,302	23,782
Total operating expenses	262,269	239,306	266,702
Loss from operations	(49,448)	(74,161)	(70,199)
Interest expense	(34,920)	(32,209)	(29,842)
Other income, net	11,853	2,408	3,961
Loss before income taxes	(72,515)	(103,962)	(96,080)
Provision (benefit) for income taxes	396	(8,211)	(21,176)
Net loss	$(72,911)	$(95,751)	$(74,904)
Earnings per share:
Basic	$(1.61)	$(2.19)	$(1.78)
Diluted	$(1.61)	$(2.19)	$(1.78)
Weighted-average shares used in computing earnings per share:
Basic	45,226,717	43,690,581	42,165,213
Diluted	45,226,717	43,690,581	42,165,213

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(72,911)	$(95,751)	$(74,904)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of $0, $0, and $0 tax expense in 2019, 2018 and 2017, respectively	1,173	(179)	(9)
Realized gain reclassified into earnings, net of tax	(62)	(1)	(1)
Comprehensive loss	$(71,800)	$(95,931)	$(74,914)

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stock-holders’ Equity
	Shares	Amount
Balance at December 31, 2016	41,303,363	$41	$459,928	$1,976	$579	$462,524
Issuance of common stock from exercise of stock options	300,982	1	2,174	—	—	2,175
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	1,004,785	1	(27,776)	—	—	(27,775)
Issuance of common stock from employee stock purchase plan	171,099	—	5,776	—	—	5,776
Stock-based compensation expense	—	—	44,832	—	—	44,832
Cumulative effect of change in accounting principle	—	—	—	(1,217)	—	(1,217)
Net loss	—	—	—	(74,904)	—	(74,904)
Other comprehensive loss, net	—	—	—	—	(10)	(10)
Balance at December 31, 2017	42,780,229	$43	$484,934	$(74,145)	$569	$411,401
Issuance of common stock from exercise of stock options	187,742	—	719	—	—	719
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	1,041,258	1	(19,286)	—	—	(19,285)
Issuance of common stock from employee stock purchase plan	283,493	—	5,906	—	—	5,906
Stock-based compensation expense	—	—	63,884	—	—	63,884
Net loss	—	—	—	(95,751)	—	(95,751)
Other comprehensive loss, net	—	—	—	—	(180)	(180)
Balance at December 31, 2018	44,292,722	$44	$536,157	$(169,896)	$389	$366,694
Issuance of common stock from exercise of stock options	253,980	—	2,616	—	—	2,616
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	1,154,043	2	(34,140)	—	—	(34,138)
Issuance of common stock from employee stock purchase plan	208,721	—	6,374	—	—	6,374
Stock-based compensation expense	—	—	76,855	—	—	76,855
Net loss	—	—	—	(72,911)	—	(72,911)
Other comprehensive loss, net	—	—	—	—	1,111	1,111
Balance at December 31, 2019	45,909,466	$46	$587,862	$(242,807)	$1,500	$346,601

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(72,911)	$(95,751)	$(74,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	96,694	82,719	77,855
Stock-based compensation	76,855	63,884	44,833
Gain from sale of an equity investment	(924)	—	—
Loss (gain) on disposal of property and equipment	444	331	(174)
Net unrealized gain on equity investments	(2,201)	(2,441)	—
Impairment of non-marketable equity investment	—	7,000	—
Impairment of intangible assets	—	—	47,014
Deferred income taxes	337	(8,628)	(22,428)
Accretion of convertible debt and amortization of issuance expenses	28,353	26,394	24,574
Amortization of premiums (discount) on marketable securities	(1,118)	(583)	1,040
Other noncash items	(46)	2	(10)
Changes in assets and liabilities:
Accounts receivable	(1,524)	6,722	(17,392)
Inventories	(21,961)	(1,331)	318
Prepaid expenses and other assets	(2,707)	549	2,272
Income tax payable/receivable	279	(1,671)	(638)
Accounts payable	482	1,963	1,655
Accrued expenses	(805)	(4,902)	(554)
Deferred revenue	(1,713)	4,997	(3,195)
Other liabilities	(590)	(1,095)	(2,958)
Net cash provided by operating activities	96,944	78,159	77,308
Cash flows from investing activities
Purchases of property and equipment	(29,518)	(31,713)	(37,437)
Proceeds from disposal of property and equipment	—	145	100
Purchases of marketable securities	(274,246)	(248,038)	(261,247)
Sales of marketable securities	168,426	11,654	85,163
Maturities of marketable securities	203,068	242,825	182,299
Proceeds from sale of equity investments	3,424	2,414	—
Proceeds from sale of discontinued operations	—	—	10,690
Acquisition of business, net of cash acquired	—	—	(1,800)
Purchases of intangible assets	(1,137)	(126)	(2,421)
Purchases of equity investment in private companies	(7,000)	(12,811)	—
Net cash provided by (used in) investing activities	63,017	(35,650)	(24,653)
Cash flows from financing activities
Proceeds from exercise of stock options	2,616	719	2,214
Proceeds from employee stock purchase plan	6,374	5,906	5,776
Minimum tax withholding paid on behalf of employees for net share settlement	(33,596)	(19,118)	(27,673)
Payments of obligations related to purchase of intangible assets	(24,221)	(21,311)	(13,688)
Repayment of long-term loan	—	405	333
Payments of obligations related to equipment financing	(429)	(542)	(1,034)
Net cash used in financing activities	(49,256)	(33,941)	(34,072)
Net increase in cash and cash equivalents	110,705	8,568	18,583
Cash and cash equivalents at beginning of year	172,018	163,450	144,867
Cash and cash equivalents at end of year	$282,723	$172,018	$163,450
Supplemental cash flow information
Income taxes paid (refund received)	$(155)	$2,155	$2,158
Interest paid	6,577	5,818	5,194
Supplemental disclosure of non-cash investing and financing activities
Software license intangible assets	57,406	20,066	2,888
Equity investment acquired as settlement of receivable from a customer	2,500	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

1. Organization and Summary of Significant Accounting Policies

Inphi Corporation (the “Company”), a Delaware corporation, was incorporated in November 2000. The Company is a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and cloud markets. The Company’s semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and cloud infrastructures. In addition, the semiconductor solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and data centers.

The Company is subject to certain risks and uncertainties and believes changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations or cash flows: ability to sustain profitable operations due to losses incurred and accumulated deficit, dependence on a limited number of customers for a substantial portion of revenue, product defects, risks related to intellectual property matters, lengthy sales cycle and competitive selection process, lengthy and expensive qualification process, ability to develop new or enhanced products in a timely manner, market development of and demand for the Company’s products, reliance on third parties to manufacture, assemble and test products and ability to compete.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revisions

In connection with the preparation of the Company’s 2019 year-end consolidated financial statements, a classification error in the Company’s previously issued consolidated statements of cash flows was identified. Specifically, it was determined that payments made under the Company’s multi-year agreements for the purchase of internal use intangible assets should have been classified as use of cash for financing activities and not as use of cash for investing activities as originally presented. Such classification error had no impact on the Company’s consolidated balance sheets, statements of income (loss), statements of comprehensive income (loss) or statements of stockholders’ equity. The Company has concluded that such classification error did not result in the previously issued financial statements being materially misstated. However, the Company has revised the accompanying 2018 and 2017 consolidated statements of cash flows to correct for such classification error. The effect of the revisions on the consolidated statement of cash flows for the year ended December 31, 2018 was as follows: (i) cash used in investing activities decreased $21,311 from $56,961 to $35,650, and (ii) cash used in financing activities increased $21,311 from $12,630 to $33,941. The effect of the revisions on the consolidated statement of cash flows for the year ended December 31, 2017 was as follows: (i) cash used in investing activities decreased $13,688 from $38,341 to $24,653, and (ii) cash used in financing activities increased $13,688 from $20,384 to $34,072.

See also note 18 for further information regarding the impact of this classification error on the Company’s 2019 and 2018 unaudited interim condensed consolidated financial statements.

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

On an ongoing basis, management evaluates its estimates, including those related to (i) the collectibility of accounts receivable and allowance for distributors’ price discounts; (ii) write-down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) the measurement of non-marketable equity securities; (vii) amounts recorded in connection with acquisitions; (viii) recoverability of intangible assets and goodwill; and (ix) the recognition and disclosure of fair value of convertible debt and contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third party valuation specialists to assist with estimates related to the valuation of certain financial instruments and assets associated with various contractual arrangements, and valuation of assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the consolidated statements of income (loss) as part of “other income, net.” Foreign currency gain (loss) in 2019, 2018 and 2017 were ($453), ($135) and $22, respectively.

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

Fair Market Value of Financial Instruments

The carrying amount reflected in the balance sheet for cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and other current liabilities, approximate fair value due to the short-term nature of these financial instruments.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write-downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on the comparison between inventory on hand and forecasted customer demand for each specific product. Once written down, inventory write-downs are not reversed until the inventory is sold or scrapped. Inventory write-downs are also established when conditions indicate the net realizable value is less than cost due to physical deterioration, technological obsolescence, changes in price level or other causes.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided on property and equipment over the estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Repairs and maintenance are charged to expense as incurred. Useful lives by asset category are as follows:

Asset Category	Years
Office equipment	3
Software	3
Leasehold improvements	Shorter of lease term or estimated useful life
Production equipment	2 - 5
Computer equipment	5
Lab equipment	5
Furniture and fixtures	7

Intangible Assets

Intangible assets represent rights acquired for developed technology, customer relationships, trademarks, patents and in-process research and development (“IPR&D”) in connection with business acquisitions. Intangible assets with finite useful lives are amortized over periods ranging from one to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed, or if that pattern cannot be reliably determined, using a straight-line amortization method. Acquired IPR&D is capitalized and amortization commences upon completion of the underlying projects. If any of the projects are abandoned, the Company would be required to impair the related IPR&D asset.

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

If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the asset.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Goodwill

Goodwill is recorded when consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis during the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist.

To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. The qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of its financial performance; or (iv) a sustained decrease in its market capitalization below its net book value. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, no further assessment is performed. If however, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess. There was no impairment of goodwill in 2019, 2018 and 2017.

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

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of this guidance resulted in no cumulative effect adjustment as of January 1, 2018. Starting January 1, 2018, the Company recognizes revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). The impact of the adoption on revenue and cost of revenue for the year ended December 31, 2018 was an increase of $3,778 and $779, respectively. Deferred revenue and inventories decreased by $3,778 and $779 as of December 31, 2018, respectively. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior periods were not retrospectively adjusted and continue to be reported in accordance with the Company’s historic revenue recognition accounting.

The following table shows revenue by geography, based on the receiving location of customers:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
China	$164,715	$113,684	$114,168
United States	103,402	87,545	92,620
Thailand	54,468	40,884	45,205
Other	43,050	52,377	96,208
	$365,635	$294,490	$348,201

The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for such goods or services.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Product Revenue

The Company’s products are fully functional at the time of shipment and do not require additional production, modification, or customization. The Company recognizes revenue upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer, net of accruals for estimated sales returns and allowances. Sales and other taxes the Company collects are excluded from revenue. The fee is based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other evidence of an arrangement. Certain distributors may receive a credit for price discounts associated with the distributors' customers that purchased those products. The Company estimates the extent of these distributor price discounts at each reporting period to reduce accounts receivable and revenue. Although the Company accrues an estimate of distributor price discounts, the Company does not issue these discounts to the distributor until the inventory is sold to the distributors' customers. As of December 31, 2019 and 2018, the estimated price discount was $656 and $1,634, respectively. Payment terms of customers are typically 30 to 60 days after invoice date. The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty costs at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience.

Other Revenue

Occasionally, the Company enters into license and development agreements with some of its customers and recognizes revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to transfer of control. The Company believes the milestone method best depicts the efforts expended to transfer services to the customers under most of the Company’s development agreements. Certain contracts may include multiple performance obligations for which the Company allocates revenues to each performance obligation based on relative stand-alone selling price. The Company determines stand-alone selling prices based on observable evidence.  When stand-alone selling prices are not directly observable, the Company uses the adjusted market assessment approach or residual approach, if applicable.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.  The estimated revenue expected to be recognized in 2020 and 2021 related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 was $12,338 and $7,790, respectively.

Revenue from non-product sales was approximately 7%, 3% and 3% of total revenue for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company monitors the collectability of accounts receivable primarily through review of the accounts receivable aging. The Company’s policy is to record an allowance for doubtful accounts based on specific collection issues identified, aging of underlying receivables and historical experience of uncollectible balances.

Cost of Revenue

Cost of revenue includes cost of materials, such as wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization and impairment of developed technology, amortization of step-up values of inventory, write-down of inventories, amortization of production mask costs, overhead and occupancy costs.

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of both December 31, 2019 and 2018, the warranty liability was immaterial.

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities including salaries, stock-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, impairment of in-process research and development, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred. The Company enters into development agreements with some of the Company’s customers. Recoveries from nonrecurring engineering services from early stage technology are recorded as an offset to product development expense incurred in support of this effort and serve as a mechanism to partially recover development expenditures. These reimbursements are recognized upon completion and acceptance by the customer of contract deliverables or milestones. The Company recorded approximately $0, $0 and $3,000 as offset to research and development expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel, trade show costs, amortization of intangibles and others. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended December 31, 2019, 2018 and 2017 were not material.

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

The Company regularly performs a comprehensive review of uncertain tax positions. An uncertain tax position represents an expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in the consolidated financial statements. The Company recognizes potential interest and penalties on uncertain tax positions within the provision (benefit) for income taxes on the consolidated statement of income (loss).

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act contains significant changes to U.S. federal corporate income taxation, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed mandatory repatriation of accumulated earnings and profits of foreign subsidiaries in conjunction with the elimination of U.S. tax on dividend distributions from foreign subsidiaries, and a temporary 100% first-year depreciation deduction for certain capital investments. The effect of the tax law changes must be recognized in the period of enactment. As a result of the change in tax rate, the Company's deferred tax assets and liabilities were required to be remeasured to reflect their value at a lower tax rate of 21%. Staff Accounting Bulletin 118 (“SAB 118”) allows for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. In accordance with SAB 118, as of December 31, 2017, the Company made a provisional estimate of the remeasurement of the federal deferred tax assets and liabilities to reflect the reduced U.S. statutory corporate tax rate to 21%, the mandatory repatriation income which was fully absorbed by the U.S. net operating loss, the related valuation allowance offset, and valuation allowance release on deferred tax assets for the federal alternative minimum tax (“AMT”) credit that was made refundable by the Tax Reform Act. During 2018, the Company elected to account for global intangible low-taxed income (“GILTI”) as a period cost in the year the tax is incurred and made changes to its provisional estimates previously recorded for the mandatory repatriation upon filing of its 2017 U.S. income tax return. The change in the mandatory repatriation income was fully absorbed by the U.S. net operating loss, which is subject to valuation allowance, and resulted in no current tax liability. This measurement period adjustment had no net tax effect after the offsetting change to the valuation allowance. At December 31, 2018, the Company completed the accounting for all of the enactment-date income tax effects of the Tax Reform Act.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock-Based Compensation

Stock-based compensation for stock option and restricted stock units issued to the Company’s employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis or graded vesting basis for awards with performance or market-based conditions. The fair value of restricted stock units is based on the fair market value of the Company’s common stock on the date of grant. If the award has a market condition, the Company estimates the fair value using Monte Carlo simulation model and recognizes compensation ratably over the service period.

The Company has elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as single awards and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.

The Company recognizes non-employee stock-based compensation expense based on the estimated fair value of the equity instrument determined using the Black-Scholes option pricing model or fair value of the Company's common stock. Management believes that the fair value of the underlying stock award is more reliably measured than the fair value of the services received. The fair value of each non-employee variable stock award is re-measured each period until a commitment date is reached, which is generally the vesting date.  Starting January 1, 2019, the Company adopted the new guidance for equity-classified share-based payment awards issued to nonemployees, and therefore no longer remeasures awards each period until a commitment date is reached.  The stock-based compensation expense is measured on the grant date. The Company recognizes compensation cost for awards with performance conditions when achievement of those conditions are probable, rather than upon their achievement.

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

Segment Information

The Company operates in one reportable segment related to the design, development and sale of high-speed analog connectivity components that operate to maintain, amplify and improve signal integrity at high-speeds in a wide variety of applications. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial and operational information on a consolidated basis for the purpose of evaluating relative performance, progress against strategic objectives and making decisions about investing resources.

.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The FASB also issued additional updates to such guidance. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The guidance requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted this guidance on January 1, 2019. See note 7 in the notes to consolidated financial statements for further details.

In June 2016, the FASB issued guidance which requires the credit losses related to debt securities classified as available-for sale to be presented as an allowance rather than as a write-down.  The guidance also requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses.  This guidance is effective for the Company beginning after December 15, 2019. The adoption of this guidance is not expected to have a material impact to the Company's consolidated financial statements.

In January 2017, the FASB issued guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company adopted this guidance on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued guidance to eliminate the separate guidance applicable to share-based payments to nonemployees. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The guidance also requires recognition of compensation cost for awards with performance conditions when achievement of those conditions are probable, rather than upon their achievement. Further, the guidance eliminates the requirement to reassess the classification of nonemployee awards under the financial instruments literature upon vesting. The guidance is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements

In August 2018, the FASB issued guidance that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance will no longer require disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will require disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance will be effective for fiscal years beginning after December 15, 2019. The adoption of this guidance is not expected to have a material impact to the Company's consolidated financial statements.

In August 2018, the FASB issued guidance requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs are expensed over the term of the hosting arrangement beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance will be effective for fiscal years beginning after December 15, 2019. The adoption of this guidance is not expected to have a material impact to the Company's consolidated financial statements.

In November 2018, the FASB issued amendments to guidance on “Collaborative Arrangements” and “Revenue from Contracts with Customers”, that require transactions in collaborative arrangements to be accounted for under “Revenue from Contracts with Customers” if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The guidance will be effective for fiscal years beginning after December 15, 2019.  The adoption of this guidance is not expected to have a material impact to the Company's consolidated financial statements.

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes as part of FASB's overall initiative to reduce complexity in accounting standards.  Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in general other areas such as accounting for a franchise tax (or similar tax) that is partially based on income.  The guidance will be effective for fiscal years beginning after December 15, 2020, though early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

2. Investments

The following table summarizes the investments by investment category:

	December 31, 2019
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$3,752	$7	$—	$3,759
Municipal bonds	6,062	57	—	6,119
Corporate notes/bonds	118,859	591	(1)	119,449
Asset-backed securities	4,239	29	—	4,268
Commercial paper	6,464	1	(1)	6,464
Certificate of deposit	72	—	—	72
Total investments	$139,448	$685	$(2)	$140,131

	December 31, 2018
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Municipal bonds	$6,751	$1	$(19)	$6,733
Corporate notes/bonds	146,466	14	(354)	146,126
Variable rate demand notes	8,900	—	—	8,900
Asset-backed securities	32,986	—	(63)	32,923
Commercial paper	39,707	—	(6)	39,701
Certificate of deposit	956	—	—	956
Total investments	$235,766	$15	$(442)	$235,339

As of December 31, 2019, the Company had three investments that were in an unrealized loss position. The gross unrealized losses on these investments at December 31, 2019 were primarily due to changes in interest rates and determined to be temporary in nature.

The realized gain related to the Company’s available-for-sale investment, which was reclassified from accumulated other comprehensive income, was included in other income, net in the consolidated statements of income (loss).

Contractual maturities of available-for-sale securities at December 31, 2019 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$88,803	$89,049
Due between one and five years	50,645	51,082
	$139,448	$140,131

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of December 31, 2019 was $1,662 and $332, respectively. The fair value of the investment and unrealized loss as of December 31, 2018 was $1,387 and $607, respectively. This investment is presented within other assets, net on the consolidated balance sheet.  During the year ended December 31, 2019, the Company sold a marketable equity investment in a company located in the United States acquired in the same year for $3,424.  The gain on sale of $924 was included in other income, net in the consolidated statements of income (loss).

          The Company has non-marketable equity investments in privately held companies without readily determinable market values. Prior to January 1, 2018, the Company accounted for non-marketable equity investments at cost less impairment. Realized gains and losses on non-marketable equity investments sold or impaired were recognized in other income, net. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which changed the way the Company accounts for non-marketable equity investments. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in other income, net. There was no cumulative effect adjustment upon adoption of this guidance. As of December 31, 2019, non-marketable equity investments had a carrying value of $25,792, of which $8,792 was remeasured to fair value based on observable transaction during the year ended December 31, 2019. As of December 31, 2018, non-marketable equity investments had a carrying value of $16,866, of which $6,066 was remeasured to fair value based on observable transaction during the year ended December 31, 2018.  These investments are presented within other assets, net on the consolidated balance sheets. The unrealized gain recorded in other income, net and included as adjustment to the carrying value of non-marketable equity investments held was $1,926 and $3,066 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2018, the Company recorded an impairment charge of $7,000 related to a certain investment in a private company because the investee was in receivership and the Company was not expected to recover its cost.  The impairment charge was included in other income, net in the consolidated statements of income (loss).

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in marketable securities and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. As of December 31, 2019 and 2018, the Company has allowance for doubtful accounts of $1,152. As of December 31, 2019 and 2018, the Company has allowance for distributors’ price discounts of $656 and $1,634, respectively.

The following table summarizes the significant customers’ (including distributors) accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

	December 31,
Accounts Receivable	2019	2018
Customer A	15%	13%
Customer B	13	13
Customer C	*	*
Customer D	19	*
Customer E	*	*

	Year Ended December 31,
Revenue	2019	2018	2017
Customer A	14%	18%	12%
Customer B	*	*	12
Customer C	11	*	*
Customer D	*	*	*
Customer E	*	11	*

*	Less than 10% of total receivable or total revenue

Customer A is a subcontractor of a direct customer that would be a “Customer F” above. In the aggregate, revenue to Customer A and Customer F as a percentage of total revenue was approximately 14%, 18% and 17% for the years ended December 31, 2019, 2018 and 2017, respectively. Customer B is a subcontractor of a direct customer that would be a “Customer G” above. In the aggregate, revenue to Customer B and Customer G as a percentage of total revenue was approximately 11%, 14% and 14% for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, the Company sells directly and indirectly through subcontractors to what would be a “Customer H” above. The Company believes, in the aggregate, revenue to Customer H, including its subcontractors as a percentage of total revenue was approximately 11% and 11% for the years ended December 31, 2018 and 2017, respectively.  The Company believes, in the aggregate, revenue to Customer H, including its subcontractors was significant but less than 10% of the total revenue for the year ended December 31, 2019.  Customers C and D are subcontractors and Customer E is a distributor, all of whom sell to various end customers.

4. Inventories

Inventories consist of the following:

	December 31,
	2019	2018
Raw materials	$18,593	$12,435
Work in process	19,081	13,602
Finished goods	17,339	7,015
	$55,013	$33,052

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2019	2018
Laboratory and production equipment	$144,866	$121,716
Office, software and computer equipment	37,241	30,190
Furniture and fixtures	1,617	1,558
Leasehold improvements	8,282	7,609
	192,006	161,073
Less accumulated depreciation	(112,443)	(90,333)
	$79,563	$70,740

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $22,399, $20,227 and $20,631, respectively.

As of December 31, 2019 and 2018, computer software costs included in property and equipment were $7,339 and $6,879, respectively. Amortization expense of capitalized computer software costs was $384, $591 and $1,038, for the years ended December 31, 2019, 2018 and 2017, respectively.

Property and equipment not paid as of December 31, 2019 and 2018 was $4,728 and $2,580, respectively.

6. Intangible Assets

The following table presents details of intangible assets:

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$186,800	$123,365	$63,435	$186,800	$86,378	$100,422
Customer relationships	70,540	31,409	39,131	70,540	21,681	48,859
Trade name	2,310	1,766	544	2,310	1,350	960
Patents	1,579	1,010	569	1,579	881	698
Software	74,022	9,411	64,611	61,406	31,898	29,508
	$335,251	$166,961	$168,290	$322,635	$142,188	$180,447

During the year ended December 31, 2018, the Company reclassified $60,500 of acquired in-process research and development to developed technology as the technology was commercialized.

During the year ended December 31, 2017, the Company abandoned a project related to certain developed technology and in-process research and development from the ClariPhy Communications, Inc. (ClariPhy) acquisition resulting in an impairment charge of $47,014, of which $10,174 was included in the cost of revenue and $36,840 was included in the research and development expenses in the consolidated statements of income (loss). The abandonment of the project was primarily related to the change in product roadmap that occurred during the year ended December 31, 2017.

The following table presents amortization of intangible assets for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$36,987	$32,845	$28,502
Research and development	22,305	19,311	18,352
Sales and marketing	9,728	9,727	9,727
General and administrative	545	609	643
	$69,565	$62,492	$57,224

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Based on the amount of intangible assets subject to amortization at December 31, 2019, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2020	$56,558
2021	52,469
2022	42,656
2023	15,769
2024	672
Thereafter	166
$168,290

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	3.0
Customer relationship	4.0
Trade name	2.0
Patents	7.6
Software	2.7

7. Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), using the modified retrospective method through a cumulative adjustment to the beginning accumulated deficit balance. Prior comparative periods have not been restated under this method. The adoption of this guidance resulted in no cumulative effect adjustment as of January 1, 2019.  However, total assets and liabilities increased by $10,670 as a result of the adoption. Based on the new guidance, for leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company made this election, along with other available practical expedients. This guidance had a material impact on the consolidated balance sheets as of January 1, 2019, but did not have an impact on the consolidated statements of income (loss) and cash flows. The most significant impact was the recognition of right of use (“ROU”) asset and lease liabilities for operating leases related to facility leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities and other long-term liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets. As of the adoption date and December 31, 2019, the Company does not have material finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments and initial direct costs incurred, net of lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Company has operating leases for office facilities. The leases have remaining lease terms of one year to ten years and some may include options to extend the lease for up to five years.

Information related to operating leases for the year ended December 31, 2019 are as follows:

Operating lease expense	$5,094
Cash paid for leases	$4,585
Right of use assets obtained in exchange for lease obligations	$27,639

Weighted average remaining lease term and weighted average discount as of December 31, 2019 are as follows:

Weighted average remaining lease term (years)	8.52
Weighted average discount rate	3.9%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows:

2020	$4,455
2021	6,174
2022	6,351
2023	6,266
2024	6,073
Thereafter	23,630
Total future minimum lease payments	52,949
Less: Imputed interest	8,006
Lease incentive recognized as offset to asset liability	1,324
Present value of lease obligations	$43,619

As of December 31, 2019, the Company has additional operating leases for office facilities that have not yet commenced of $1,098. These operating leases will commence in the second quarter of 2020 with lease terms between three to five years.

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancelable leases and service agreements as of December 31, 2018 are as follows:

2019	$4,588
2020	2,252
2021	1,883
2022	1,722
2023	1,615
2024 and thereafter	1,698
Total	$13,758

For the years ended December 31, 2018 and 2017, operating lease expense was $5,742 and $6,865, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

8. Convertible Debt

The carrying value of the Company's long-term debt consists of the following:

	December 31,	December 31,
	2019	2018
Principal	$517,500	$517,500
Less:
Unamortized debt discount	(38,105)	(64,222)
Unamortized debt issuance costs	(3,217)	(5,453)
Net carrying amount of long-term debt	476,178	447,825
Less current portion of long-term debt	217,467	—
Long-term debt, non-current portion	$258,711	$447,825

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 will mature December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 is payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate is 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represents an initial conversion price of approximately $40.16 per share.  The Convertible Notes 2015 will be subject to repurchase at the option of the holders following certain fundamental corporate changes, at a fundamental change in repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.

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

The Convertible Notes 2015 are governed by the terms of an indenture (Indenture 2015). The Indenture 2015 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture 2015 contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the trustee under the Indenture 2015 by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes 2015 by notice to the Company and the trustee, may, and the trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2015 to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2015 will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture 2015 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2015 consists exclusively of the right to receive additional interest on the Convertible Notes 2015. As of December 31, 2019, none of the conditions allowing holders of the Convertible Notes 2015 to convert had been met.

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

Interest expense for the Convertible Note 2015 are as follows:

	Year Ended December 31,
	2019	2018	2017
Contractual interest expense	$2,586	$2,587	$2,588
Amortization of debt discount	11,645	10,833	10,079
Amortization of debt issuance costs	1,050	976	907
Total interest expense	$15,281	$14,396	$13,574

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

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (Convertible Notes 2016 and together with the Convertible Notes 2015, the Convertible Notes). The Convertible Notes 2016 will mature September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share. The Convertible Notes 2016 will be subject to repurchase at the option of the holders following certain fundamental corporate changes, at a fundamental change in repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.

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

The Convertible Notes 2016 are governed by the terms of an indenture (Indenture 2016). The Indenture 2016 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture 2016 contains customary terms and covenants in events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the trustee under the Indenture 2016 by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes 2016 by notice to the Company and the trustee under the Indenture 2016, may, and the trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2016 to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2016 will become due and payable automatically. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Notwithstanding the foregoing, the Indenture 2016 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2016 consists exclusively of the right to receive additional interest on the Convertible Notes 2016. As of December 31, 2019, none of the conditions allowing holders of the Convertible Notes 2016 to convert had been met.

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

Interest expense for the Convertible Notes 2016 are as follows:

	Year Ended December 31,
	2019	2018	2017
Contractual interest expense	$2,152	$2,156	$2,154
Amortization of debt discount	14,472	13,481	12,559
Amortization of debt issuance costs	1,186	1,104	1,029
Total interest expense	$17,810	$16,741	$15,742

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Other Liabilities

Other current liabilities consist of the following:

	December 31,
	2019	2018
Software license intangible asset liability	$25,810	$21,945
Operating lease liability	2,545	—
Others	5,176	2,374
	$33,531	$24,319

Other long-term liabilities consist of the following:

	December 31,
	2019	2018
Deferred rent	$26	$1,100
Income tax payable	692	706
Software license intangible asset liability	36,144	7,961
Operating lease liability	41,074	—
Others	981	1,144
	$78,917	$10,911

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10. Income Taxes

Loss before income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
United States	$(60,313)	$(71,978)	$(77,649)
Foreign	(12,202)	(31,984)	(18,431)
Total	$(72,515)	$(103,962)	$(96,080)

Income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. Federal	$—	$—	$96
U.S. State	(11)	42	51
Foreign	70	375	1,105
	59	417	1,252
Deferred:
U.S. Federal	—	(6,734)	(11,312)
U.S. State	—	—	(613)
Foreign	337	(1,894)	(10,503)
	337	(8,628)	(22,428)
Total	$396	$(8,211)	$(21,176)

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% in 2019, 21% in 2018 and 34% in 2017 to loss before income taxes as a result of the following:

	Year Ended December 31,
	2019	2018	2017
Benefit at statutory rate	$(15,228)	$(21,832)	$(32,562)
State income taxes	(587)	594	(585)
Research and development credits	(16,933)	(13,283)	(12,983)
Change in valuation allowance	31,917	13,757	40,028
Impact of foreign operations	(1,045)	5,925	(1,951)
Unrecognized tax benefits	6,725	5,340	3,596
Stock-based compensation	(4,731)	(381)	(10,248)
Prior year return to provision adjustment	(1,167)	1,422	1,105
Section 162(m)	1,046	—	—
Effect of U. S. tax law change	—	—	(4,602)
Impairment of intangibles	—	—	(2,328)
Other	399	247	(646)
	$396	$(8,211)	$(21,176)

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carry forwards	$48,481	$39,888
Research and development credits	84,268	69,320
Stock-based compensation	8,884	9,055
Accrued expenses and allowances	1,897	2,334
Amortization and depreciation	—	1,408
Operating lease liability	7,345	—
Other temporary differences	6,884	6,411
Foreign tax credit	2,338	2,338
Valuation allowance	(123,989)	(92,315)
Total deferred tax assets	36,108	38,439
Deferred tax liabilities
Acquired intangible assets	(16,092)	(22,593)
Convertible debt	(6,444)	(11,596)
Amortization and depreciation	(2,123)	—
Right of use asset	(6,806)	—
Other deferred tax liabilities	(1,482)	(603)
Total deferred tax liabilities	(32,947)	(34,792)
Deferred tax assets, net	$3,161	$3,647

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

During 2018, the Company finalized the calculation of the deemed mandatory repatriation income upon filing its 2017 U.S. income tax return. The change in the mandatory repatriation income was fully absorbed by the U.S. net operating loss, which is subject to valuation allowance, and resulted in no current tax liability. These measurement period adjustments had no net tax effect after the offsetting change to the valuation allowance.

The Tax Reform Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. In January 2018, the FASB released guidance on the accounting for tax on the GILTI inclusion. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or account for GILTI as a period cost in the year the tax is incurred. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. For the year ended December 31, 2019, the Company computed no GILTI inclusion as a result of current year aggregate loss of the Company’s foreign subsidiaries.

Valuation Allowance

The Company records a valuation allowance to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to the Company’s ability to generate revenue, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall current and projected business and semiconductor industry conditions, operating efficiencies, the Company’s ability to timely develop, introduce and consistently manufacture new products to customers’ specifications, acceptance of new products, customer concentrations, technological change and the competitive environment which may impact the Company’s ability to generate taxable income and, in turn, realize the value of the deferred tax assets.

At December 31, 2019, 2018 and 2017, the Company has a full valuation allowance recorded against the deferred tax assets of Canada, United Kingdom, and the U.S., with the exception of the federal refundable AMT credit. The Company has a partial valuation allowance against the deferred tax assets of Taiwan.

The valuation allowance increased $31,674, $13,777 and $39,907 in the years ended December 31, 2019, 2018 and 2017, respectively.

 The net increase of $31,674 in the valuation allowance for the year ended  December 31, 2019 is comprised of $31,917 increase charged to income tax provision and $243 decrease charged to other comprehensive income. The net increase of $13,777 in the valuation allowance for the year ended December 31, 2018  is comprised of $20 increase charged to other comprehensive income and $13,757 charged to income tax provision. The net increase of $39,907 in the valuation allowance for the year ended December 31, 2017 is comprised of $134 increase charged to other comprehensive income, $158 decrease charged to goodwill, and $39,931 increase charged to income tax provision. The valuation allowance charged to income tax provision included an income tax benefit from the partial release of the federal and state valuation allowance.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $261,621 and $96,559, respectively at December 31, 2019, that will begin to expire in 2022 for federal income tax purposes and in 2026 for state income tax purposes. The Company’s federal NOL carryforward of $59,407 that was generated in 2018 and 2019 does not expire. At December 31, 2019, the Company has NOL carryforwards of $2,597 for its Taiwan subsidiary which begin to expire in 2020, and NOL carryforwards of $8,409 for the United Kingdom subsidiary, which do not expire. A full valuation allowance has been provided on U.S. NOL and United Kingdom NOL, and a partial valuation allowance has been provided on Taiwan NOL.

At December 31, 2019, the Company has federal and state research and development (“R&D”) tax credit carryforwards of $57,078 and $58,288, respectively. The federal tax credits will begin to expire in 2024. Some state tax credits will begin to expire in 2021 and some do not expire. At December 31, 2019, the Company has Canadian tax credits and research expenditure tax credit carryforwards for its Canadian subsidiary of $6,999 and $3,750, respectively. The tax credits will begin to expire in 2027, and the research expenditure claim carryforwards do not expire. A full valuation allowance has been provided on R&D tax credit and research expenditure claim carryforwards.

Pursuant to Internal Revenue Code of 1986, as amended (the “Code”) sections 382 and 383, use of the Company’s NOL and R&D credits generated prior to June 2004 are subject to an annual limitation due to a cumulative ownership percentage change that occurred in that period. The Company has had two changes in ownership, one in December 2000 and the second in June 2004, that resulted in an annual limitation on NOL and R&D credit utilization. The NOL and R&D credit carryover of Cortina, are also subject to annual limitation under the Code sections 382 and 383. The acquisition of Cortina caused an ownership change that resulted in an annual limitation, as well as Cortina’s legacy annual limitation amount from ownership changes prior to acquisition. The NOL and R&D credit carryforward which will expire unused due to annual limitations is not recognized for financial statement purposes and is not reflected in the above carryover amounts.

The Company’s NOL carryforwards include Cortina’s federal and state pre-acquisition NOL of $49,152 and $3,919, respectively. These NOL carryforwards will begin to expire in 2024 for federal and 2026 for state. The Company’s NOL carryforwards also include ClariPhy’s federal and state pre-acquisition NOL of $46,601 and $68,104, respectively. These NOL carryforwards will begin to expire in 2032 for federal and 2028 for state. The Company’s R&D credit carryforwards included Cortina’s federal and state pre-acquisition credits of $6,033 and $7,912, respectively. The federal R&D credit carryforward will begin to expire in 2027. While some state tax credits will begin to expire in 2021, most do not expire. The utilization of Cortina and ClariPhy’s pre-acquisition tax attributes is subject to certain annual limitations under the Code sections 382 and 383. No benefit for Cortina’s tax attributes was recorded upon the close of the acquisition, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard.

The Company operates under tax holiday in Singapore. The Singapore tax holiday allows for a reduced income tax rate of 5% effective through April 2020, and the Company is currently pursuing a renewal of the reduced tax rate to apply subsequent to the current holiday period. The Singapore statutory rate is 17%. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. As of December 31, 2019, the Company believes it has met all of the required thresholds. The Company qualified for a tax incentive program in Argentina that reduced the income tax rate to 12%, starting January 1, 2018 through December 31, 2019, with a return to the full statutory rate of 30% in 2020. As a result of these reduced tax rates, foreign tax expense increased (decreased) by ($1,729), ($2,093) and $7,412 for the years ended  December 31, 2019, 2018 and 2017, respectively. The effect of the tax holidays on diluted earnings per share was ($0.04), ($0.05) and $0.18 for the years ended  December 31, 2019, 2018 and 2017, respectively.

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2019	2018	2017
Balance as of January 1	$53,943	$47,606	$56,503
Increases based on tax positions related to the current year	7,926	5,747	4,656
Increases (decreases) based on tax positions of prior year	(518)	708	(13,452)
Statute of limitation expirations	(51)	(118)	(101)
Balance as of December 31	$61,300	$53,943	$47,606

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of December 31, 2019, the Company had approximately $5,478 of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company believes that before the end of next year, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $58 due to statute of limitation expiration in foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recorded $16, $17 and $16 in interest expense in the years ended December 31, 2019, 2018 and 2017, respectively. The Company had $56, $65, and $113 of interest expense and penalties accrued as of December 31, 2019, 2018 and 2017, respectively.

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

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the United States.  At December 31, 2019, foreign subsidiaries had cumulative undistributed earnings of $31,008 that, if repatriated, is expected to result in immaterial U.S. taxes.

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

The Company is currently under examination by the U.S. Internal Revenue Service for year 2016.  The Company believes it has adequate reserve for its uncertain tax positions, however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and such adjustments may impact the provision for income taxes.  The Internal Revenue Service examination is on-going as of the report date.

11. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Common stock options	1,032,485	1,208,643	1,456,610
Unvested restricted stock unit	2,772,991	2,871,135	2,935,500
Convertible debt	10,830,038	10,830,038	10,830,038
	14,635,514	14,909,816	15,222,148

12. Stock-Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2019, 4,909,665 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the years ended December 31, 2019, 2018 and 2017.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,159,121	$12.94	2.62	$22,267
Exercised	(253,980)	$10.30
Outstanding at December 31, 2019	905,141	$13.68	1.81	$54,616
Vested and Exercisable as of December 31, 2019	905,141	$13.68	1.81	$54,616

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $12,008, $4,553 and $11,312, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $2,616, $719 and $2,214, respectively, for the years ended December 31, 2019, 2018 and 2017.

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

The following table summarizes information regarding outstanding restricted stock units:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Outstanding at December 31, 2018	4,051,685	$34.68
Granted	1,965,231	$47.85
Vested	(1,811,511)	$34.19
Canceled	(383,080)	$37.71
Outstanding at December 31, 2019	3,822,325	$41.38
Expected to vest in the future as of December 31, 2019	3,742,887

The RSUs include performance-based stock units subject to achievement of pre-established revenue and earnings per share goals on non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service. The total performance-based units that vested for the year ended December 31, 2019 was 55,759. As of December 31, 2019, the total performance-based units outstanding was 72,053.

Market Value Stock Units

In January 2018, the compensation committee of the Board approved long-term market value stock unit (MVSU) awards to certain executive officers and employees, subject to certain market and service conditions in the maximum total amount of 702,000 units. Recipients may earn between 0% to 225% of the target number of shares based on the Company’s achievement of total shareholder return (TSR) in comparison to the TSR of companies in the S&P 500 Index over a period of approximately three years in length ending in the first calendar quarter of 2021 after reporting of fiscal year 2020 results. If the Company’s absolute TSR is negative for the performance period, then the maximum number of shares that may be earned is the target number of shares. The fair value of the MVSU awards was estimated using a Monte Carlo simulation model and compensation is being recognized ratably over the service period. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with three-year measurement period. The total amount of compensation to recognize over the service period, and the assumptions used to value the grants are as follows:

Total target shares	312,000
Fair value per share	$55.81
Total amount to be recognized over the service period	$17,413
Risk free interest rate	2.29%
Expected volatility	47.52%
Dividend yield	—

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000. Total common stock issued under the ESPP during the years ended December 31, 2019, 2018 and 2017 was 208,721, 283,493, and 171,099, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of award under the employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.26%	2.01%	0.94%
Expected life (in years)	0.49	0.50	0.50
Dividend yield	—	—	—
Expected volatility	43%	46%	42%
Estimated fair value	$13.35	$8.35	$11.03

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$6,208	$2,527	$2,045
Research and development	42,265	37,397	28,846
Sales and marketing	15,561	13,470	8,340
General and administrative	12,821	10,490	5,602
	$76,855	$63,884	$44,833

As of December 31, 2019, total unrecognized compensation cost related to unvested stock options and awards prior to the consideration of expected forfeitures, was approximately $125,015, which is expected to be recognized over a weighted-average period of 2.50 years.

13. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code.  The Company may, at its discretion, make matching contributions to the Plan. Furthermore, the Company is responsible for administrative costs of the Plan.  The Company accrued $1,976, $1,800 and $1,137 in contributions to the Plan for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The convertible notes are carried on the consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance costs. The Convertible Notes are not marked to fair value at the end of each reporting period. As of December 31, 2019 and 2018, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. The fair value of the Convertible Notes as of December 31, 2019 and 2018 was $845,296 and $512,428, respectively.

The following table presents information about assets required to be carried at fair value on a recurring basis:

December 31, 2019	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$190,598	$67,494	$123,104
Commercial paper	9,465	—	9,465
Municipal bonds	1,250	—	1,250
Investments in marketable securities:
U.S. Treasury securities	3,759	3,759	—
Municipal bonds	6,119	—	6,119
Corporate notes/bonds	119,449	—	119,449
Asset-backed securities	4,268	—	4,268
Commercial paper	6,464	—	6,464
Certificate of deposit	72	72	—
	$341,444	$71,325	$270,119

December 31, 2018	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$740	$38	$702
Commercial paper	96,759	—	96,759
Investments in marketable securities:
Municipal bonds	6,733	—	6,733
Corporate notes/bonds	146,126	—	146,126
Variable rate demand notes	8,900	—	8,900
Asset-backed securities	32,923	—	32,923
Commercial paper	39,701	—	39,701
Certificate of deposit	956	956	—
	$332,838	$994	$331,844

As discussed in Note 2, the Company has a marketable equity investment. The marketable equity investment is classified as Level 1 in the fair value hierarchy. As discussed in Note 2, the Company has non-marketable equity investments which are classified within Level 3 in the fair value hierarchy.

15. Segment and Geographic Information

The Company operates in one reportable segment. Revenue by region is classified based on the locations to which the product is transported, which may differ from the customer’s principal offices.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
China	$164,715	$113,684	$114,168
United States	103,402	87,545	92,620
Thailand	54,468	40,884	45,205
Other	43,050	52,377	96,208
	$365,635	$294,490	$348,201

As of December 31, 2019, $33,826 of long-lived tangible assets are located outside the United States of which $27,750 are located in Taiwan. As of December 31, 2018, $32,631 of long-lived tangible assets are located outside the United States of which $28,428 are located in Taiwan.

16. Commitments and Contingencies

Leases

The Company has noncancelable service agreements, including software licenses, colocation and cloud services used in research and development activities expiring in various years through 2024.

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year are as follows:

December 31, 2019
2020	$1,508
2021	1,110
2022	515
2023	264
2024	195
$3,592

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2019, the total value of open purchase orders for wafers was approximately $14,977. As of December 31, 2019, the Company has a commitment to pay mask costs of $542.

Legal Proceedings

Netlist, Inc. v. Inphi Corporation, Case No. 09-cv-6900 (C.D. Cal.)

On September 22, 2009, Netlist filed suit in the United States District Court, Central District of California (the “Court”), asserting that the Company infringes U.S. Patent No. 7,532,537. Netlist filed an amended complaint on December 22, 2009, further asserting that the Company infringes U.S. Patent Nos. 7,619,912 and 7,636,274, collectively with U.S. Patent No. 7,532,537, the patents-in-suit, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. These infringement claims allege that the iMB™ and certain other memory module components infringe the patents in-suit. The Company answered the amended complaint on February 11, 2010 and asserted that the Company does not infringe the patents-in-suit and that the patents-in-suit are invalid. In 2010, the Company filed inter partes requests for reexamination with the United States Patent and Trademark Office (the “USPTO”), asserting that the patents-in-suit are invalid. As a result of the proceedings at the USPTO, the Court has stayed the litigation, with the parties advising the Court on status every 120 days.

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

Claims Against eSilicon Corporation

In connection with the Company's acquisition of eSilicon Corporation (“eSilicon”) as discussed in Note 17, eSilicon and the Company have received written communications from certain former stockholders of eSilicon demanding to inspect eSilicon’s books and records and indicating that such stockholders will be seeking appraisal of shares they held in eSilicon. Certain of these former eSilicon stockholders also have stated that they may assert claims against eSilicon’s directors and senior officers for alleged breaches of fiduciary duty and other violations in connection with the merger between eSilicon and a subsidiary of the Company.  The Company is unaware of any petition for appraisal and/or lawsuit being filed by any former eSilicon stockholder.  The Company believes that the claims in such written communications are without merit, and plan to vigorously defend against lawsuits arising out of or relating to the merger agreement and/or the merger that may be filed in the future.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2019 and December 31, 2018.

17. Subsequent Events

In January 2020, the Company completed its acquisition of eSilicon for approximately $215,000 in cash, subject to certain adjustments including cash, debt and transaction expenses. A portion of the consideration has been placed in an escrow fund for up to 12 months (or up to 36 months in certain circumstances) following the closing for the satisfaction of certain indemnification obligations.

In February 2020, the compensation committee of the Board of Directors approved long-term grants to employees of 1,247,109 equity awards consisting of RSUs and MVSUs.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

18.  Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2019
	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019
	(in thousands, except per share amounts)
Revenue	$82,223	$86,285	$94,231	$102,896
Gross profit	47,631	49,109	54,482	61,599
Net loss	(22,745)	(20,578)	(16,180)	(13,408)
Basic earnings per share	(0.51)	(0.46)	(0.36)	(0.29)
Diluted earnings per share	(0.51)	(0.46)	(0.36)	(0.29)

	Year Ended December 31, 2018
	Mar. 31, 2018(1)	Jun. 30, 2018	Sept. 30, 2018	Dec. 31, 2018(2)
	(in thousands, except per share amounts)
Revenue	$60,136	$69,814	$78,009	$86,531
Gross profit	32,546	39,611	43,462	49,526
Net loss	(22,991)	(28,464)	(22,665)	(21,631)
Basic earnings per share	(0.53)	(0.65)	(0.52)	(0.49)
Diluted earnings per share	(0.53)	(0.65)	(0.52)	(0.49)

As further described in note 1, in connection with the preparation of the Company’s 2019 year-end audited consolidated financial statements, the Company identified a classification error in its previously filed unaudited interim condensed consolidated statements of cash flows for the three, six and nine months ended March 31, 2019 and March 31, 2018, June 30, 2019 and June 30, 2018 and September 30, 2019 and September 30, 2018, respectively. Specifically, it was determined that payments made under the Company’s multi-year agreements for the purchase of internal use intangible assets should have been classified as use of cash for financing activities and not as use of cash for investing activities as originally presented.

Management has concluded that such classification error did not result in the previously issued unaudited interim condensed consolidated financial statements being materially misstated. The Company will, however, revise the 2019 unaudited quarterly condensed consolidated statements of cash flows in connection with the future filings of its 2020 Form 10-Qs to correct for such classification error.

(1)

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

(2)	The Company recorded a charge of $7,000 due to impairment of a non-marketable equity investment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, our management concluded that as of December 31, 2019, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II “Item 8, Financial Statements and Supplementary Data.”

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

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders to be held on May 21, 2020 pursuant to Regulation 14A and no later than 120 days after December 31, 2019 (the Proxy Statement).

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

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit Number	Description

2.1*	Agreement and Plan of Merger dated November 10, 2019 by and among the Registrant, Einstein Acquisition Sub, Inc., eSilicon Corporation, and Fortis Advisors LLC, solely in its capacity as Securityholders' Agent (incorporated by reference to exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 12, 2019).

2.2*	Amendment No. 1 to Agreement and Plan of Merger dated January 10, 2020 by and among the Registrant, Einstein Acquisition Sub, Inc., eSilicon Corporation, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as Securityholders' Agent (incorporated by reference to exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on January 13, 2020).

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2015).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.3	Amended and Restated Investors' Rights Agreement dated August 12, 2010 (incorporated by reference to exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011).

4.4

Indenture dated December 8, 2015 between the Registrant and Wells Fargo Bank, National Association, as trustee (including form of Note) (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2015).

4.5

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

10.7+	Amended and Restated Severance and Change of Control Agreement, effective as of August 1, 2019, by and between Ford Tamer and the Registrant (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019).

10.8+	Amended and Restated Change of Control Severance Agreement, effective as of August 1, 2019, by and between John Edmunds and the Registrant (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019).

10.9+	Amended and Restated Severance and Change of Control Agreement, effective as of August 1, 2019, by and between Charlie Roach and the Registrant (incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019).

10.10+	Form of Change of Control Severance Agreement for Executive Officers (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019).

10.11

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

10.13

Second Amendment to Lease Agreement dated September 30, 2012 by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012).

10.14+

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

10.25+	Form of Notice of Stock Unit Award and Stock Unit Agreement (incorporated by reference to exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 11, 2017).

10.26+

Amended and Restated Inphi Corporation 2010 Stock Incentive Plan dated July 19, 2017 (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017).

10.27+	Inphi Corporation Annual Incentive Plan (incorporated by reference to exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on January 22, 2018).

10.28

Third Amendment to Lease Agreement dated July 31, 2013 by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.33 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

10.29

Fourth Amendment to Lease Agreement dated August 10, 2016 by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

10.30

Fifth Amendment to Lease Agreement dated March 7, 2017 by and between the Registrant and LBA Realty Fund III—Company VII, LLC (incorporated by reference to exhibit 10.35 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

10.31

First Amendment to Lease Agreement dated May 28, 2014 by and between the Registrant and Bayland Corporation (incorporated by reference to exhibit 10.36 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

10.32

Second Amendment to Lease Agreement dated January 13, 2017 by and between the Registrant and Bayland Corporation (incorporated by reference to exhibit 10.37 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2018).

10.33	Third Amendment to Lease Agreement dated September 23, 2019 by and between the Registrant and Wilson Bunker Hill. LLC.

10.34	Lease Agreement dated October 24, 2019 by and between the Registrant and RTP55 OWNER, LLC.

10.35	First Amendment to Office Lease dated December 30, 2019 by and between the Registrant and RTP55 OWNER, LLC.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page of this report).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
*	The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

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

March 2, 2020

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

Name	Title	Date

/s/ Ford Tamer	Chief Executive Officer, President and Director	March 2, 2020
Ford Tamer	(Principal Executive Officer)

/s/ John Edmunds	Chief Financial Officer and Chief Accounting Officer	March 2, 2020
John Edmunds	(Principal Financial and Accounting Officer)

/s/ Diosdado P. Banatao	Chairman of the Board	March 2, 2020
Diosdado P. Banatao

/s/ Nicholas Brathwaite	Director	March 2, 2020
Nicholas Brathwaite

/s/ Chenming C. Hu	Director	March 2, 2020
Chenming C. Hu

/s/ David Liddle	Director	March 2, 2020
David Liddle

/s/ Bruce McWilliams	Director	March 2, 2020
Bruce McWilliams

/s/ Elissa Murphy	Director	March 2, 2020
Elissa Murphy

/s/ William J. Ruehle	Director	March 2, 2020
William J. Ruehle

/s/ Sam S. Srinivasan	Lead Director	March 2, 2020
Sam S. Srinivasan