Form 10-Q
period 2020-03-31
INPHI Corp
filed 2020-05-08
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of May 6, 2020 was 48,217,007.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

NOTE REGARDING COVID-19

In March 2020, the World Health Organization declared the recent outbreak of coronavirus first reported in Wuhan, China (“COVID-19”), a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.

The spread of the COVID-19 virus has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees, among other things.  In response to the outbreak of COVID-19, we have taken the following measures to date:

●	Implemented work-from-home and social distancing policies throughout our organization;
●	Suspended all company travel;
●	Issued $506.0 million in convertible senior notes due 2025 in a private placement to provide additional liquidity;
●	Expanded internet capacity at multiple global sites to enable work from home connectivity to our internal networks;
●	Significantly increased the level of donations and planned contributions by year end towards COVID-19 medical support, supplies, and to abate hunger; and
●	Analyzed supply chain and enabled, in some situations, alternative sources and inventory movements to reduce supply chain risk.

COVID-19 has had a significant impact on the global economy, including accelerating a shift to cloud computing and driving a sharp increase in demand for bandwidth.  While we expect our business to continue to be favorably impacted by these phenomena, given the dynamic nature of COVID-19, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions.  Additionally, while the impact of the pandemic may increase demand for our products either in the short-term or in the long-term, it may also adversely affect our ability to meet that demand, as measures taken in response to the pandemic may affect the operations of our suppliers and customers, as their own workforces are disrupted.  As a result, our supply chain may be interrupted, and we may experience delays in the delivery of our product.

The impact of the pandemic on our business, as well as the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$97,919	$282,723
Restricted cash	2,100	—
Investments in marketable securities (amortized cost of $138,348 and $139,448 as of March 31, 2020 and December 31, 2019, respectively)	138,136	140,131
Accounts receivable, net	62,878	60,295
Inventories	78,762	55,013
Prepaid expenses and other current assets	19,246	17,463
Total current assets	399,041	555,625
Property and equipment, net	90,644	79,563
Goodwill	170,513	104,502
Intangible assets, net	292,196	168,290
Right of use assets, net	34,285	33,576
Other assets, net	28,887	34,450
Total assets	$1,015,566	$976,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,788	$18,771
Deferred revenue	6,106	3,719
Accrued employee expenses	15,989	13,164
Other accrued expenses	10,475	5,125
Convertible debt	220,774	217,467
Other current liabilities	47,185	33,531
Total current liabilities	327,317	291,777
Convertible debt	262,795	258,711
Other long-term liabilities	73,388	78,917
Total liabilities	663,500	629,405
Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 46,148,331 and 45,909,466 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	46	46
Additional paid-in capital	614,508	587,862
Accumulated deficit	(263,093)	(242,807)
Accumulated other comprehensive income	605	1,500
Total stockholders’ equity	352,066	346,601
Total liabilities and stockholders’ equity	$1,015,566	$976,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$139,430	$82,223
Cost of revenue	65,733	34,592
Gross profit	73,697	47,631
Operating expenses:
Research and development	62,693	44,399
Sales and marketing	14,909	11,879
General and administrative	12,392	6,833
Total operating expenses	89,994	63,111
Loss from operations	(16,297)	(15,480)
Interest expense	(8,900)	(8,423)
Other income, net	4,956	2,378
Loss before income taxes	(20,241)	(21,525)
Provision for income taxes	45	1,220
Net loss	$(20,286)	$(22,745)
Earnings per share:
Basic	$(0.44)	$(0.51)
Diluted	$(0.44)	$(0.51)

Weighted-average shares used in computing earnings per share:
Basic	46,026,095	44,451,392
Diluted	46,026,095	44,451,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(20,286)	$(22,745)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss	(895)	540
Comprehensive loss	$(21,181)	$(22,205)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2019	45,909,466	$46	$587,862	$(242,807)	$1,500	$346,601
Issuance of common stock from exercise of stock options	103,318	—	995	—	—	995
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	60,651	—	(2,490)	—	—	(2,490)
Issuance of common stock from employee stock purchase plan purchases	74,896	—	4,112	—	—	4,112
Stock-based compensation expense	—	—	24,029	—	—	24,029
Net loss	—	—	—	(20,286)	—	(20,286)
Other comprehensive loss, net	—	—	—	—	(895)	(895)
Balance at March 31, 2020	46,148,331	$46	$614,508	$(263,093)	$605	$352,066

Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2018	44,292,722	$44	$536,157	$(169,896)	$389	$366,694
Issuance of common stock from exercise of stock options	78,205	—	646	—	—	646
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	168,227	1	(4,017)	—	—	(4,016)
Issuance of common stock from employee stock purchase plan purchases	121,549	—	3,477	—	—	3,477
Stock-based compensation expense	—	—	18,758	—	—	18,758
Net loss	—	—	—	(22,745)	—	(22,745)
Other comprehensive income, net	—	—	—	—	540	540
Balance at March 31, 2019	44,660,703	$45	$555,021	$(192,641)	$929	$363,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(20,286)	$(22,745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,470	24,193
Stock-based compensation	24,029	18,758
Deferred income taxes	18	970
Accretion of convertible debt and amortization of debt issuance costs	7,391	6,799
Net unrealized loss (gain) on equity investments	932	(272)
Realized gain on an equity investment	(4,999)	—
Amortization of premiums on marketable securities	(85)	(258)
Loss on termination of software lease contracts	3,370	—
Other noncash items	(74)	290
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,283)	3,216
Inventories	(2,663)	1,313
Prepaid expenses and other assets	20,016	(969)
Income tax payable/receivable	33	281
Accounts payable	1,682	(2,065)
Accrued expenses	(16,339)	(3,025)
Deferred revenue	(5,114)	427
Other liabilities	(87)	(998)
Net cash provided by operating activities	35,011	25,915

Cash flows from investing activities
Purchases of property and equipment	(13,445)	(4,389)
Purchases of marketable securities	(6,853)	(48,054)
Sales of marketable securities	1,088	6,464
Maturities of marketable securities	12,072	73,071
Purchase of an equity investment	(5,000)	—
Proceeds from eSilicon investment	14,999	—
Acquisition of business, net of cash	(206,590)	—
Net cash provided by (used in) investing activities	(203,729)	27,092

Cash flows from financing activities
Proceeds from exercise of stock options	983	646
Proceeds from employee stock purchase plan purchases	4,112	3,477
Payment of obligations related to equipment financing	(98)	(125)
Payment of obligations related to purchase of intangible assets	(15,947)	(7,180)
Minimum tax withholding paid on behalf of employees for net share settlement	(3,036)	(3,995)
Net cash used in financing activities	(13,986)	(7,177)
Net increase (decrease) in cash and cash equivalents	(182,704)	45,830
Cash, cash equivalents and restricted cash at beginning of period	282,723	172,018
Cash, cash equivalents and restricted cash at end of period	$100,019	$217,848

Supplemental cash flow information:
Interest paid	$1,399	$1,529
Income taxes paid	586	57
Supplemental disclosure of non-cash investing and financing activities:
Software license intangible assets	94	1,880
Purchase of marketable securities not paid	5,167	6,514
Settlement of net receivable from eSilicon as part of purchase consideration	5,250	—

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

On January 10, 2020, the Company completed the acquisition of  eSilicon Corporation (“eSilicon”) for $214,644. The revenue and expenses of eSilicon from January 10, 2020 onwards are included in the condensed consolidated statement of income (loss).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position as of March 31, 2020, its consolidated results of operations and stockholders’ equity for the three months ended  March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended  March 31, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and expected trends. In March 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions. Actual results and outcomes may differ from management's estimates and assumptions.

Revisions

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the preparation of the Company’s 2019 year-end consolidated financial statements, a classification error in the Company’s previously issued consolidated statements of cash flows was identified. Specifically, it was determined that payments made under the Company’s multiyear agreements for the purchase of internal use intangible assets should have been classified as use of cash for financing activities and not as use of cash for investing activities as originally presented. Such classification error had no impact on the Company’s consolidated balance sheets, statements of income (loss), statements of comprehensive income (loss) or statements of stockholders’ equity. Although the Company assessed the materiality of the error and concluded that the error was not material to the previously issued annual or interim financial statements, the Company did revise its previously issued 2018 and 2017 annual financial statements to correct for such classification error in connection with the filing of its 2019 Annual Report on Form 10-K, and disclosed that it would be revising its unaudited quarterly condensed consolidated statements of cash flows in connection with the filing of its Quarterly Reports on Form 10-Q in fiscal year 2020.  In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying 2019 unaudited condensed consolidated statement of cash flows to correct for such classification error. The effect of the revisions on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2019 was as follows: (i) cash provided by investing activities increased $7,180 from $19,912 to $27,092, and (ii) cash provided by financing activities decreased $7,180 from $3 to cash used in financing activities of $7,177.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for a summary of significant accounting policies. On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), and accordingly, modified its policy on accounting for allowance for doubtful accounts on trade accounts receivable and available-for-sale debt securities as stated below. As described under the “Recent Accounting Pronouncements,” below, the impact of adopting ASC 326 for the Company was not material.

There have been no other significant changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of March 31, 2020 was $1,401.  The allowance for doubtful accounts as of December 31, 2019 was $1,152. The activities in this account, including the current-period provision for expected credit losses for the three months ended March 31, 2020, were not material.

Debt Securities

The Company performs an evaluation of its available-for-sale debt securities in unrealized loss position.  The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through the statement of operations.  For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense.  Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  There was no allowance for credit loss as of March 31, 2020.  Accrued interest receivable on available-for-sale debt securities as of  March 31, 2020 was $802 and excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities is reported within Prepaid expenses and other current assets on the condensed consolidated balance sheets. Any interest accrued that is past due by more than 90 days is written off through reversal of interest income.

2. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 326, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The guidance is effective for the Company beginning with fiscal year 2020, including interim periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued guidance that eliminates certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifies some disclosure requirements. The new guidance will no longer require disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will require disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance will be effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued guidance requiring a customer in a cloud computing arrangement under a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs are expensed over the term of the hosting arrangement beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance will be effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued amendments to guidance on “Collaborative Arrangements” and “Revenue from Contracts with Customers”, that require transactions in collaborative arrangements to be accounted for under “Revenue from Contracts with Customers” if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers.  The amendments to the guidance are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

3.  Acquisition

On January 10, 2020, the Company completed the acquisition of eSilicon for approximately $214,644. The Company acquired eSilicon to accelerate the Company’s roadmap in developing electro-optics solutions for cloud and telecommunications customers. An amount of $10,000 was placed in an escrow fund for 12 months (up to 36 months in certain circumstances) following the closing for the satisfaction of certain potential indemnification claims. The condensed consolidated financial statements include the results of operations of eSilicon from the acquisition date.

The acquisition has been accounted for using the purchase method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of the estimated fair value of tax related items, the Company may revise the preliminary purchase price allocation during the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material as the Company finalizes the fair values of the tangible and intangible assets acquired and liabilities assumed.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table summarizes the preliminary purchase price allocation as of the acquisition date:

Cash	$704
Restricted cash	2,100
Accounts receivable	5,750
Inventories	21,086
Prepaid expenses and other current assets	21,012
Property and equipment	7,106
Intangible assets	148,720
Right of use asset	1,022
Other noncurrent assets	252
Accounts payable	(9,105)
Accrued expenses	(25,060)
Deferred revenue	(7,501)
Other current liabilities	(13,886)
Other liabilities	(3,567)
Total identifiable net assets	$148,633
Goodwill	66,011
Net assets acquired	$214,644

As of the acquisition date, the fair value of receivables, other assets, accounts payable, accrued expenses and other liabilities approximated the book value acquired.

The following table summarizes the estimated fair value of intangible assets and their estimated useful lives as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)
Contract manufacturing rights	$105,160	5.0
Developed technology	33,630	8.0
Software	9,930	0.5 to 2.0
	$148,720

Developed technology was valued using the multi-period excess earnings method under the income approach. This method involves discounting the direct cash flows expected to be generated by the technologies over their remaining lives, net of returns on contributory assets. The estimated useful life was determined based on the technology cycle related to product family and its expected contribution to forecasted revenue. Contract manufacturing rights were valued using a multi-period excess earnings method, which involved discounting the direct cash flow expected to be generated by these rights over their remaining economic lives, net of returns on contributory assets. The estimated useful life was determined to be five years based on the estimated life of the product, assuming that the existing customers will remain with the Company until the product becomes obsolete.  The cash flows for the two intangible assets were distinctly separate and bifurcated for the purposes of the valuation of each asset.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and is attributable to the workforce of eSilicon, the Company’s going concern value with the opportunity to leverage its workforce to develop new technologies and the ability of the Company to grow the business faster and more profitable than was possible by eSilicon as a stand-alone company. Goodwill is not amortized and is not deductible for tax purposes.

The Company incurred acquisition costs of $1,550, of which $1,015 was incurred in the year ended  December 31, 2019 and $535 was included in general and administrative expense in the condensed consolidated statement of income (loss) for the three months ended March 31, 2020.

eSilicon contributed revenue of $18,673 and pre-tax loss of $13,995 to the Company for the period from January 10, 2020 to March 31, 2020.

Prior to the acquisition, the Company owned a minority equity interest in eSilicon.  The fair value of the equity interest immediately before the acquisition date was $14,999, which resulted in a gain of $4,999 and was included in Other income, net in the condensed consolidated statement of income (loss) for the three months ended March 31, 2020.  The fair value was determined based on the proceeds received as a holder of eSilicon's preferred stock.

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s condensed consolidated results of operations for the quarters ended March 31, 2020 and 2019, assuming the eSilicon acquisition had been completed as of January 1, 2019. The pro forma information includes adjustments to revenue, amortization and depreciation for intangible assets and property and equipment acquired, amortization of the purchase accounting effect on inventory acquired from eSilicon and interest income for reduction in short-term investments to fund the acquisition.

	Pro Forma Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)
Revenue	$143,893	$124,062
Net loss	$(24,785)	$(37,080)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and are based on the historical financial information of the Company and eSilicon, reflecting the results of operations for the quarters ended March 31, 2020 and 2019. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition as of the beginning of the period presented. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

4. Investments

The following table summarizes the investments in marketable securities by investment category:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$1,759	$1,785	$3,752	$3,759
Municipal bonds	6,598	6,640	6,062	6,119
Corporate notes/bonds	120,973	120,684	118,859	119,449
Asset backed securities	3,151	3,155	4,239	4,268
Commercial paper	5,867	5,872	6,464	6,464
Certificate of deposit	—	—	72	72
Total investments	$138,348	$138,136	$139,448	$140,131

As of March 31, 2020, the Company had 40 investments that were in an unrealized loss position. The gross unrealized losses on these investments at March 31, 2020 of $473 were determined to be temporary in nature. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at March 31, 2020 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$92,858	$92,668
Due between one and five years	45,490	45,468
	$138,348	$138,136

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of March 31, 2020 was $732 and $1,264, respectively.  The fair value of the investment and unrealized loss as of December 31, 2019 was $1,662 and $332, respectively.  This investment is included in Other assets, net in the condensed consolidated balance sheets.

The Company has non-marketable equity investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income, net in the condensed consolidated statement of income (loss).  As of March 31, 2020, non-marketable equity investments had a carrying value of approximately $20,792.  These investments are included in Other assets, net in the condensed consolidated balance sheets.

5. Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$26,631	$18,593
Work in process	31,792	19,081
Finished goods	20,339	17,339
	$78,762	$55,013

6. Property and Equipment, net

Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Laboratory and production equipment	$157,583	$144,866
Office, software and computer equipment	39,498	37,241
Furniture and fixtures	1,949	1,617
Leasehold improvements	9,568	8,282
	208,598	192,006
Less accumulated depreciation and amortization	(117,954)	(112,443)
	$90,644	$79,563

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense of property and equipment for the three months ended  March 31, 2020 and 2019 was $6,880 and $5,492, respectively.

As of March 31, 2020 and December 31, 2019, computer software costs included in property and equipment were $7,720 and $7,339, respectively. Amortization expense of capitalized computer software costs was $250 and $99 for the three months ended  March 31, 2020 and 2019, respectively.

Property and equipment not yet paid in cash as of March 31, 2020 and December 31, 2019 was $2,158 and $4,728, respectively.

7. Intangible Assets

The following table presents details of intangible assets:

	March 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$220,430	$130,068	$90,362	$186,800	$123,365	$63,435
Customer relationships	70,540	33,841	36,699	70,540	31,409	39,131
Contract manufacturing rights	105,160	4,679	100,481	—	—	—
Trade name	2,310	1,835	475	2,310	1,766	544
Patents	1,579	1,038	541	1,579	1,010	569
Software	79,226	15,588	63,638	74,022	9,411	64,611
	$479,245	$187,049	$292,196	$335,251	$166,961	$168,290

The following table presents amortization of intangible assets for the three months ended  March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$11,383	$9,724
Research and development	6,625	5,402
Sales and marketing	2,432	2,432
General and administrative	97	149
	$20,537	$17,707

Based on the amount of intangible assets subject to amortization at March 31, 2020, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2020 (remaining)	$64,592
2021	79,288
2022	67,923
2023	41,012
2024	25,908
Thereafter	13,473
$292,196

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	4.6
Customer relationship	3.8
Contract manufacturing rights	4.8
Trade name	1.7
Patents	7.5
Software	2.4

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

8. Leases

The Company has operating leases for office facilities. The leases have remaining lease terms of one year to ten years and some may include options to extend the lease for up to five years.

Information related to operating leases are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$2,151	$1,054
Cash paid for leases	1,485	1,264
Right of use assets obtained in exchange for lease obligations	1,743	224

Weighted average remaining lease term and weighted average discount are as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (years)	8.11	8.52
Weighted average discount rate	3.8%	3.9%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 are as follows:

2020 (remaining)	$4,496
2021	6,382
2022	6,572
2023	6,516
2024	6,298
Thereafter	23,781
Total future minimum lease payments	54,045
Less: Imputed interest	7,910
Lease incentive recognized as offset to lease liability	1,784
Present value of lease obligations	$44,351

As of   March 31, 2020, the Company has additional operating leases for office facilities that have not yet commenced of $2,294. These operating leases will commence in the second quarter of 2020 with lease terms between three to five years.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Product Warranty Obligation

As of  March 31, 2020 and December 31, 2019, the product warranty liability was $110. There was no change in product warranty liability during the three months ended  March 31, 2020 and 2019.

10. Convertible Debt

The carrying amount of the Company’s long-term debt consists of the following:

	March 31, 2020	December 31, 2019
Principal	$517,500	$517,500
Less:
Unamortized debt discount	(31,294)	(38,105)
Unamortized debt issuance costs	(2,637)	(3,217)
Net carrying amount of long-term debt	483,569	476,178
Less current portion of long-term debt	220,774	217,467
Long-term debt, non-current portion	$262,795	$258,711

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

Interest expense for the Convertible Notes 2015 are as follows:

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$643	$640
Amortization of debt discount	3,036	2,790
Amortization of debt issuance costs	274	251
Total interest expense	$3,953	$3,681

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (the “Convertible Notes 2016” and, together with the Convertible Notes 2015, the “Existing Convertible Notes”). The Convertible Notes 2016 will mature on September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of the Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share.

Interest expense for the Convertible Notes 2016 are as follows:

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$537	$533
Amortization of debt discount	3,775	3,473
Amortization of debt issuance costs	306	285
Total interest expense	$4,618	$4,291

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

11. Other Liabilities

Other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
Software license agreements liability	$30,952	$25,810
Operating lease liability	3,370	2,545
Others	12,863	5,176
	$47,185	$33,531

Other long-term liabilities consist of the following:

	March 31, 2020	December 31, 2019
Income tax payable	$1,095	$692
Software license agreements liability	29,390	36,144
Operating lease liability	40,981	41,074
Others	1,922	1,007
	$73,388	$78,917

12. Income Taxes

The Company normally determines its interim income tax provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three months ended  March 31, 2020 and 2019 from its U.S. operations and will not recognize a tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s  March 31, 2020 and 2019 interim tax provision.

The Company recorded an income tax provision of $45 and $1,220 in the three months ended  March 31, 2020 and 2019, respectively. The effective tax rates were (0.2%) and (5.7%) in the three months ended  March 31, 2020 and 2019, respectively. The difference between the effective tax rates and the 21% federal statutory rate was primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation and global intangible low-taxed income ("GILTI") inclusion.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 During the three months ended  March 31, 2020, the gross amount of the Company’s unrecognized tax benefits increased approximately $1,551 which consisted of $1,098 for tax positions taken during the current year and $453 for acquired unrecognized tax benefits attributable to eSilicon. Substantially all of the unrecognized tax benefits as of March 31, 2020, if recognized, would affect the Company’s effective tax rate.

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the U.S.

The Company operates under a tax holiday in Singapore. The Company renewed the tax holiday period, which begins on May 1, 2020 through April 2030.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law.  The CARES Act includes measures concerning income tax, employer payroll taxes, and loan programs.  The effect of the CARES Act is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

13. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Common stock options	856,865	1,127,625
Unvested restricted stock units and market value stock units	2,921,835	2,808,654
Convertible debt	10,830,038	10,830,038
	14,608,738	14,766,317

14. Stock–Based Compensation

In June 2010, the Company's Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The compensation committee of the Board administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At March 31, 2020, 5,789,572 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three months ended  March 31, 2020 and 2019.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	905,141	$13.68	1.81	$54,616
Exercised	(103,318)	$9.63
Outstanding at March 31, 2020	801,823	$14.20	1.70	$52,093
Vested and Exercisable at March 31, 2020	801,823	$14.20	1.70	$52,093

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $6,834 and $2,745, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $983 and $646 for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) to members of the Board and its employees. Most of the Company’s outstanding RSUs vest over four years with vesting contingent upon continuous service, and RSUs granted to non-employee directors after the initial grant vest on the first anniversary of the date of grant or immediately prior to our next annual meeting of stockholders, if earlier. The Company estimates the fair value of RSUs using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	3,822,325	$41.38
Granted	1,292,394	$85.22
Vested	(96,567)	$61.60
Canceled	(32,051)	$61.35
Outstanding at March 31, 2020	4,986,101	$52.22
Expected to vest at March 31, 2020	4,879,425

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on a non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service.  As of March 31, 2020, the total performance-based units outstanding was 72,053.

Market Value Stock Units

In February 2020, the compensation committee of the Board approved long-term market value stock unit (“MVSU”) awards to certain executive officers and employees, subject to certain market and service conditions, in the maximum total amount of 346,201 units. Recipients may earn between 0% to 225% of the target number of shares based on the Company’s achievement of total shareholder return (“TSR”) in comparison to the TSR of companies in the S&P 500 Index over a period of approximately two years and three years in length.  The two-year and three-year MVSU grants will end on February 9, 2022 and 2023, respectively. If the Company’s absolute TSR is negative for the performance period, then the maximum number of shares that may be earned is the target number of shares.  The fair value of the MVSU awards was estimated using a Monte Carlo simulation model and compensation is being recognized ratably over the service period. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the two- and three-year periods. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with two- and three-year measurement periods. The total amount of compensation to recognize over the service period, and the assumptions used to value the grants are as follows:

	Two-Year Term	Three-Year Term
Total target shares	53,448	101,775
Fair value per share	$119.90	$125.30
Total amount to be recognized over the service period	$6,408	$12,752
Risk free interest rate	1.41%	1.38%
Expected volatility	41.37%	43.79%
Dividend yield	—	—

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company immediately after the election to purchase common stock, and (ii) no employee may be granted rights to purchase more than $25 of fair value of common stock in each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000 shares. Total common stock issued under the ESPP during the three months ended March 31, 2020 and 2019 was 74,896 and 121,549, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of the ESPP purchases is estimated at the start of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.51%	2.50%
Expected life (in years)	0.49	0.49
Dividend yield	—	—
Expected volatility	39%	45%
Estimated fair value	$21.71	$11.11

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s condensed consolidated statements of income (loss) as follows:

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$1,911	$805
Research and development	13,079	10,732
Sales and marketing	5,201	4,148
General and administrative	3,838	3,073
	$24,029	$18,758

Total unrecognized compensation cost related to unvested restricted stock units at March 31, 2020, prior to the consideration of expected forfeitures, is approximately $228,157 and is expected to be recognized over a weighted-average period of 2.86 years.

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

The Existing Convertible Notes are carried on the condensed consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Existing Convertible Notes are not marked to fair value at the end of each reporting period. As of  March 31, 2020 and December 31, 2019, the fair value of the Existing Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. The fair value of the Existing Convertible Notes as of  March 31, 2020 and  December 31, 2019 was $873,972 and $845,296, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

March 31, 2020	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$9,713	$3,215	$6,498
Commercial paper	7,443	—	7,443
Investment in marketable debt securities:
U.S. Treasury securities	1,785	1,785	—
Municipal bonds	6,640	—	6,640
Corporate notes/bonds	120,684	—	120,684
Asset backed securities	3,155	—	3,155
Commercial paper	5,872	—	5,872
	$155,292	$5,000	$150,292

December 31, 2019	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$190,598	$67,494	$123,104
Commercial paper	9,465	—	9,465
Municipal bonds	1,250	—	1,250
Investments in marketable securities:
U.S. Treasury securities	3,759	3,759	—
Municipal bonds	6,119	—	6,119
Corporate notes/bonds	119,449	—	119,449
Asset-backed securities	4,268	—	4,268
Commercial paper	6,464	—	6,464
Certificate of deposit	72	72	—
	$341,444	$71,325	$270,119

As discussed in note 4, the Company has a marketable equity investment. The marketable equity investment is classified as Level 1 in the fair value hierarchy. As discussed in note 4, the Company has non-marketable equity investments, which are classified within Level 4 in the fair value hierarchy because the Company estimates the value based on valuation methods using the observable transaction price at the most recent transaction date.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended March 31,
	2020	2019
China	$67,841	$37,817
United States	41,604	20,446
Thailand	13,930	12,619
Other	16,055	11,341
	$139,430	$82,223

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of March 31, 2020, $29,740 of long-lived tangible assets are located outside the United States, of which $21,687 are located in Taiwan. As of December 31, 2019, $33,826 of long-lived tangible assets are located outside the United States, of which $27,750 are located in Taiwan.

17. Commitments and Contingencies

Noncancelable Purchase Obligations

 The Company has noncancelable service agreements, including software licenses, colocation and cloud services used in research and development activities expiring in various years through 2025. As of March 31, 2020, future minimum payments under the noncancelable agreements are as follows:

2020 (remaining)	$1,613
2021	1,368
2022	787
2023	491
2024	401
Thereafter	171
Total	$4,831

The Company depends upon third-party subcontractors to manufacture its wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of March 31, 2020, the total value of open purchase orders for wafers was approximately $17,418.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Claims Against eSilicon

In connection with the Company's acquisition of eSilicon, eSilicon and the Company have received written communications from certain former stockholders of eSilicon demanding to inspect eSilicon’s books and records and indicating that such stockholders will be seeking appraisal of shares they held in eSilicon. Certain of these former eSilicon stockholders also have stated that they may assert claims against eSilicon’s directors and senior officers for alleged breaches of fiduciary duty and other violations in connection with the merger between eSilicon and a subsidiary of the Company. The Company is unaware of any petition for appraisal and/or lawsuit being filed by any former eSilicon stockholder. The Company believes that the claims in such written communications are without merit, and plan to vigorously defend against lawsuits arising out of or relating to the merger agreement and/or the merger that may be filed in the future.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of  March 31, 2020 and December 31, 2019.

18. Subsequent Events

Offering of Convertible Senior Notes

On April 24, 2020, the  Company issued $506,000 aggregate principal amount of its 0.75% Convertible Senior Notes due 2025 (“Convertible Notes 2020”) in a private placement.  The Convertible Notes 2020 will bear interest at a rate of 0.75% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes 2020 will mature on April 15, 2025, unless earlier repurchased, redeemed or converted.

The Convertible Notes 2020 will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding October 15, 2024, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Notes 2020 on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture 2020 (as defined below)) per $1 principal amount of Convertible Notes 2020 for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the Convertible Notes 2020 for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after October 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes 2020 at any time, regardless of the foregoing circumstances. Upon conversion of a Convertible Note 2020, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Convertible Notes 2020 in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount.

 The conversion rate for the Convertible Notes 2020 is initially 8.0059 shares of common stock per $1 principal amount of the Convertible Notes 2020, which represents an initial conversion price of approximately $124.91 per share. The conversion rate for the Convertible Notes 2020 will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or following the Company’s issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the Convertible Notes 2020 for a holder who elects to convert in connection with such a corporate event or notice of redemption, as the case may be.

The Company may not redeem the Convertible Notes 2020 prior to April 20, 2023. The Company may redeem for cash all or any portion of the Convertible Notes 2020, at its option, on or after April 20, 2023 if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes 2020 to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Upon the occurrence of certain fundamental changes, the holders of the Convertible Notes 2020 may require the Company to repurchase all or a portion of the Convertible Notes 2020 for cash at a price equal to 100% of the principal amount of the Convertible Notes 2020, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Notes 2020 are governed by an Indenture dated April 24, 2020 (the “Indenture 2020”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Indenture 2020 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.  The Indenture 2020 contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes 2020 then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2020, to be due and payable. Upon events of default involving specified bankruptcy events involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2020 will be due and payable immediately.  Notwithstanding the foregoing, the Indenture 2020 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2020 consists exclusively of the right to receive additional interest on the Convertible Notes 2020.

Capped Call Transactions

In connection with the issuance of the Convertible Notes 2020, the Company entered into privately negotiated capped call transactions (“2020 Capped Call Transactions”). The 2020 Capped Call Transactions in the aggregate related to 100% of the total number of shares of the Company’s common stock underlying the Convertible Notes 2020 and are expected generally to reduce the potential dilution to the common stock upon any conversion of the Convertible Notes 2020 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes 2020, as the case may be, in the event that the market price of the common stock, as measured under the terms of the 2020 Capped Call Transactions, is greater than the strike price of the 2020 Capped Call Transactions, which initially corresponds to the initial conversion price of the Convertible Notes 2020 of approximately $124.91 per share, with such reduction and/or offset subject to a cap based on the cap price of the 2020 Capped Call Transactions. The cap price under the 2020 Capped Call Transactions will initially be $188.54 per share and, is subject to certain adjustments under the terms of the 2020 Capped Call Transactions. The Company paid $55,660 for the 2020 Capped Call Transactions.

Exchange Transactions

Contemporaneously with the pricing of the offering of the Convertible Notes 2020, the Company entered into privately negotiated transactions with certain holders of the Convertible Notes 2015 to exchange $99,500 in aggregate principal amount of the Convertible Notes 2015 for an aggregate of approximately $99,945 in cash, representing the principal amount exchanged and accrued and unpaid interest thereon, and approximately 1.4 million shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements include statements regarding the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on our personnel, on our suppliers, and on our customers and their respective end markets, our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, our competitive position, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, our plans to expand international operations, enhancements of existing products, the benefits of outsourcing, our ability to forecast demand and its effects, the impact of U.S. government export restrictions on Huawei, our acquisitions and investments in other companies or technologies, including our acquisition of eSilicon Corporation and the anticipated benefits thereof, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, expectations regarding settlement of existing convertible notes, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, and our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of the COVID-19 pandemic, factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of changes in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, the risks set forth throughout this report, including the risks set forth under Part II, “Item 1A. Risk Factors” and the risks set forth from time to time in our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2019.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this report. We do not intend to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iKON™, InphiNityCore™, Canopus™, ColorZ®, ColorZ-Lite™, iMB™, OmniConnect™, Polaris™, Tri-rate®, Vega™, M200 LightSpeed-III™, Porrima™ and the Inphi logo are among the trademarks, registered trademarks, or service marks owned by Inphi.

Overview

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the quarter ended March 31, 2020. During the quarter ended March 31, 2020, COVID-19 had a significant impact on the global economy, including accelerating the shift to cloud computing and driving a sharp increase in demand for bandwidth.  Our  operating results for the quarter ended March 31, 2020 were not significantly affected by the COVID-19 pandemic. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees.  We also took certain actions in response to the pandemic, which are set forth above in “Note Regarding COVID-19.”

Looking forward, we believe that our business will continue to be favorably impacted by the increased demand for bandwidth caused by the impact of the COVID-19 pandemic, however, given the dynamic nature of COVID-19, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions.  Additionally, while the impact of the pandemic may increase demand for our products either in the short-term or in the long-term, it may also adversely affect our ability to meet that demand, as measures taken in response to the pandemic may affect the operations of our suppliers and customers, as their own workforces are disrupted.  As a result, our supply chain may be interrupted and we may experience delays in the delivery of our product.  The impact of the pandemic on the global economy and on our business, as well as on the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge.  We will monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

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

In January 2020, we completed the acquisition of eSilicon Corporation (“eSilicon”) for approximately $214.6 million. A portion of the consideration has been placed in an escrow fund for up to 12 months (or up to 36 months in certain circumstances) following the closing for the satisfaction of certain indemnification obligations. We acquired eSilicon to accelerate our roadmap in developing electro-optics solutions for cloud and telecommunications customers.

          A detailed discussion of our business may be found in Part I, “Item 1. Business.” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Quarterly Update

As discussed in more detail below, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, we delivered the following financial performance:

•	Revenue increased by $57.2 million, or 70%, to $139.4 million in the three months ended March 31, 2020.

•	Gross profit as a percentage of revenue decreased from 58% to 53% in the three months ended March 31, 2020.

•	Total operating expenses increased by $26.9 million, or 43%, to $90.0 million in the three months ended March 31, 2020.

•	Loss from operations increased by $0.8 million, to $16.3 million in the three months ended March 31, 2020.

•	Loss per share decreased to $0.44 from $0.51 in the three months ended March 31, 2020.

The increase in our revenue for the three months ended March 31, 2020 was primarily the result of increases in telecommunication, cloud and legacy products, including eSilicon products.

The decrease in gross profit as a percentage of revenue in the three months ended March 31, 2020  was due to amortization of inventory fair value step-up of acquired inventories and amortization of acquired intangibles related to the eSilicon acquisition and change in product and revenue mix.

Total operating expenses for the three months ended March 31, 2020 increased year-over-year primarily due to an increase in headcount and stock-based compensation expense as a result of new equity grants.  Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From April 2019 to March 2020, our headcount increased by 103 new employees, primarily in the engineering department. In addition, the acquisition of eSilicon added 238 employees, including transition employees.  We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our loss per share decreased primarily due to higher gross profit, partially offset by higher operating expenses. In addition, in the three months ended March 31, 2020, other income increased due to gain realized on the eSilicon investment.

Our cash, cash equivalents and restricted cash were $100.0 million at March 31, 2020, compared with $282.7 million at December 31, 2019.  Cash provided by operating activities was $35.0 million during the three months ended March 31, 2020 compared to $25.9 million during the three months ended March 31, 2019. Cash used in investing activities during the three months ended March 31, 2020 was $203.7 million due to the acquisition of eSilicon of $206.6 million, purchases of property and equipment of $13.4 million, marketable securities of $6.9 million, and equity investment of $5.0 million, partially offset by maturities and sales of marketable securities of $13.2 million, and proceeds from the eSilicon investment of $15.0 million. Cash used in financing activities during the three months ended March 31, 2020 was $14.0 million primarily due to payments of obligations relating to purchase of intangible assets of $15.9 million, minimum tax withholding paid on behalf of employees for net share settlement of $3.0 million and payments of obligations relating to equipment financing of $0.1 million, partially offset by proceeds from ESPP purchases and exercise of stock options of $5.1 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to credit losses, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, allowance for distributors’ price discounts, valuation of equity securities, recognition and disclosure of fair value of convertible debt, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources.  In March 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization.  While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions noted above.  The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2020. On January 1, 2020, we adopted ASU 2016-13, Credit Losses (Topic 326). The effects of this adoption are discussed in note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statements of income (loss) as a percentage of each line item to the revenue:

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Cost of revenue	47	42
Gross profit	53	58
Operating expenses:
Research and development	45	54
Sales and marketing	11	15
General and administrative	9	8
Total operating expenses	65	77
Loss from operations	(12)	(19)
Interest expense	(6)	(10)
Other income, net	3	3
Loss before income taxes	(15)	(26)
Provision for income taxes	—	2
Net loss	(15)%	(28)%

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$139,430	$82,223	$57,207	70%

Revenue for the three months ended March 31, 2020 increased by $57.2 million primarily due to an increase in the number of units sold, partially offset by decrease in average selling price (“ASP”). Revenue for the three months ended March 31, 2020  increased primarily due to increases in revenue from cloud products by $40.3 million, telecommunication products by $8.2 million and legacy products by $8.7 million. The number of units sold increased for the three months ended March 31, 2020 by 631% due to eSilicon products sold. The ASP decreased by 77% due to an increase in the number of units sold of lower ASP eSilicon products. In addition, non-product revenue increased by $6.4 million due to new license and nonrecurring engineering development agreements.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$65,733	$34,592	$31,141	90%
Gross profit	$73,697	$47,631	$26,066	55%
Gross profit as a percentage of revenue	53%	58%	—	(5%)

Cost of revenue and gross profit for the three months ended March 31, 2020 increased primarily due to higher revenue as discussed above. Gross profit as a percentage of revenue for both the three months ended March 31, 2020 decreased from 58% to 53% due mainly to amortization of inventory fair value step-up related to acquired eSilicon inventories of $2.3 million sold during the three months ended March 31, 2020 and amortization of acquired intangibles of $5.6 million.

Research and Development

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$62,693	$44,399	$18,294	41%

Research and development expense for the three months ended March 31, 2020 increased due to increases in personnel costs and stock-based compensation of $9.1 million and $2.3 million, respectively, mainly as a result of the eSilicon acquisition, new hires and new equity awards granted to employees. Software tools expense increased by $4.6 million mainly due to cost of termination of eSilicon contracts.  Information technology and allocated expenses increased by $3.0 million due to the eSilicon acquisition, increased design activities and higher engineering activities.

 Sales and Marketing

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$14,909	$11,879	$3,030	26%

Sales and marketing expense for the three months ended March 31, 2020 increased primarily due to an increase in personnel costs and stock-based compensation by $1.4 million and $1.1 million, respectively, mainly as a result of the eSilicon acquisition, new hires and new equity awards granted to employees.

General and Administrative

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$12,392	$6,833	$5,559	81%

General and administrative expenses for the three months ended March 31, 2020 increased primarily due to increase in salary and stock-based compensation by $1.2 million and $0.8 million, respectively, mainly as a result of the eSilicon acquisition, new hires and new equity awards granted to employees.  Professional service fees increased by $1.2 million due to the eSilicon acquisition.  In addition, allocated expenses such as facility, human resources and information technology expenses increased by $1.6 million due to the acquisition of eSilicon and new building lease for the Company's head office in California.

Provision for Income Tax

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for income taxes	$45	$1,220	$(1,175)	(96%)

We normally determine our interim provision for income tax using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred a pretax loss during the three months ended March 31, 2020 and 2019 from our U.S. operations and will not recognize tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute our March 31, 2020 and 2019 interim tax provision.

The income tax expense of $0.05 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively, reflects an effective tax rate of (0.2%) and (5.7%), respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes paid at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and GILTI inclusion.

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents, restricted cash and investments in marketable securities of $238.2 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015 and 2016, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The consolidated statement of cash flows for the three months ended March 31, 2019 has been revised to correct a prior period classification error as discussed in note 1 of the Notes to Unaudited, Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  Accordingly, the discussion below reflects the impact of those revisions.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$35,011	$25,915
Net cash provided by (used in) investing activities	(203,729)	27,092
Net cash used in financing activities	(13,986)	(7,177)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(182,704)	$45,830

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2020 primarily reflected depreciation and amortization of $29.5 million, stock-based compensation expense of $24.0 million, accretion of convertible debt and amortization of issuance expenses of $7.4 million, loss on termination software lease contracts of $3.4 million, decrease in prepaid expenses and other assets of $20.0 million and increase in accounts payable of $1.7 million, partially offset by a net loss of $20.3 million, realized gain on an equity investment of $5.0 million, increases in accounts receivable of $2.3 million and inventories of $2.7 million, decreases in accrued expenses of $16.3 million and deferred revenue of $5.1 million. Our prepaid expenses and other current assets decreased due to collection of receivables from eSilicon stockholders to pay eSilicon employees and usage of prepaid expenses.  Our accounts receivable increased due to higher revenue. Our accounts payable and inventories increased due to build-up of inventories for future shipments and addition of eSilicon inventories. Accrued expenses decreased due to payment to eSilicon employees as part of the acquisition.  Our deferred revenue decreased due to services provided or shipment of products.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020 primarily consisted of acquisition of eSilicon of $206.6 million, purchases of marketable securities of $6.9 million and equity investment of $5.0 million and purchases of property and equipment of $13.4 million,  partially offset by proceeds from maturities and sales of marketable securities of $13.2 million and proceeds from eSilicon investment of $15.0 million.

Net cash provided by investing activities during the three months ended March 31, 2019 primarily consisted of proceeds from maturities and sales of marketable securities of $79.5 million, partially offset by purchases of marketable securities of $48.1 million, purchases of property and equipment of $4.4 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020 primarily consisted of minimum tax withholding paid on behalf of employees for net share settlement of $3.0 million and payment of obligations related to purchase of intangible assets and equipment financing of $16.0 million, partially offset by proceeds from the exercise of stock options and ESPP purchases of $5.1 million.

Net cash used in financing activities during the three months ended March 31, 2019 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock of $4.0 million and payment of obligations related to purchase of intangible assets and equipment financing of $7.3 million, partially offset by proceeds from the exercise of stock options and  ESPP purchases of $4.1 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of March 31, 2020 consisted of $236.1 million of cash, cash equivalents and investments in marketable securities, of which $30.9 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our outstanding contractual obligations as of December 31, 2019 are included in our Annual Report on Form 10-K for the year ended December 31, 2019. See note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding certain contractual obligations as of March 31, 2020.

 Off-Balance Sheet Arrangements

 As of March 31, 2020, we had no material off-balance sheet arrangements, other than certain noncancelable purchase obligations as discussed in note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Recent Authoritative Accounting Guidance

See note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $236.1 million and $282.7 million at March 31, 2020 and December 31, 2019, respectively, which were held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of March 31, 2020 consisted of money market funds, U.S. treasury securities, municipal bonds, corporate bonds/notes, commercial papers and asset-backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be a credit loss. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless we intend to sell or it is more likely than not that we will be required to sell such securities before recovery or unless declines in value have resulted from credit losses. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of March 31, 2020, we had outstanding debt of $517.5 million of the Existing Convertible Notes. The fair value of the Existing Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Existing Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Existing Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Existing Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The information required by this Item 1 is set forth under note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and is hereby incorporated by reference herein. For an additional discussion of certain risks associated with legal proceedings, see Item 1A. Risk Factors below.

Item 1A.   Risk Factors

You should carefully consider the risks described in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Other than as set forth herein, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing effects of the COVID-19 pandemic could disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.

Our business, the businesses of our customers, and the businesses of our suppliers could be materially and adversely affected by the effects of the COVID-19 pandemic and the related governmental, business and community responses to it.  Additionally, the economies and financial markets of many countries have been impacted by the pandemic, and the longevity and significance of the resulting economic impact is currently unknown.  A significant economic downturn could materially and adversely affect our end customers, and thus could negatively impact demand for our products and our operating results. While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our securities. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value of our securities.

Many state governments in the U.S. have issued “shelter in place” or “stay at home” orders that generally require residents to remain in their homes, subject to certain exceptions for essential services. For example, in California, where our corporate headquarters are, a “stay at home” order is currently in effect that requires a majority of our employees to work from home until further notice.  The continuing impact of these, and similar orders may adversely impact the efficiency and effectiveness of our organization, as well as the operations of our suppliers and customers. For example, we face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration.  Additionally, our ability to participate in informal collaborative discussions with our customers, such as in-person attendance at industry trade shows, standards meetings, or during routine visits by our sales team, may be truncated or impossible in areas with stay at home orders in place.  We may experience delays in the qualification and testing of our products by our customers if our customers are unable to perform these processes remotely, which may, in turn, affect our revenues.

The ongoing effects of the pandemic also may have a negative impact on the operations of our suppliers.  For example, our principal foundries are located in Taiwan, and our international headquarters, which purchases all wafer material and owns the material until the manufacturing process is complete and the product is shipped to a customer, are located in Singapore.  The business of our principal foundries in Taiwan, and the business of our international headquarters in Singapore could be significantly and negatively impacted if the pandemic worsens in Taiwan or in Singapore, or if additional and more restrictive governmental orders are imposed on companies operating there.

The demand for our product is already difficult to ascertain and the additional pressures on our supply chain, as well as the operations of our customers, due to the impact of or response to the COVID-19 pandemic, could result in temporary or long-term disruption in our supply chain, delays in the delivery of our product, or  delays in the qualification and testing of our products in our customer’s systems.  If the impact of an outbreak continues for an extended period, it could adversely impact the growth of our revenues.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.

We have substantial existing indebtedness. After the issuance of convertible senior notes and related exchanges of existing convertible senior notes in April 2020, we had outstanding $924.0 million in aggregate principal of convertible senior notes. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

●	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

●	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

●	a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and

●	we may elect to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand.

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

Item 6. Exhibits

     (a)  Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description
2.1	Amendment No. 1 to Agreement and Plan of Merger dated January 10, 2020 (incorporated by reference to exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2020).

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL).

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

May 8, 2020