Form 10-Q
period 2020-06-30
INPHI Corp
filed 2020-08-10
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of August 4, 2020 was 51,930,086.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2020

NOTE REGARDING COVID-19

In March 2020, the World Health Organization declared the outbreak of coronavirus first reported in Wuhan, China (“COVID-19”), a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$133,885	$282,723
Restricted cash	100	—
Investments in marketable securities (amortized cost of $87,084 and $139,448 as of June 30, 2020 and December 31, 2019, respectively)	88,040	140,131
Accounts receivable, net	85,413	60,295
Inventories	90,419	55,013
Prepaid expenses and other current assets	18,175	17,463
Total current assets	416,032	555,625
Property and equipment, net	109,334	79,563
Goodwill	181,689	104,502
Intangible assets, net	277,649	168,290
Right of use assets, net	33,974	33,576
Other assets, net	32,221	34,450
Total assets	$1,050,899	$976,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,159	$18,771
Deferred revenue	5,271	3,719
Accrued employee expenses	22,023	13,164
Other accrued expenses	13,768	5,125
Convertible debt	48,277	217,467
Other current liabilities	42,843	33,531
Total current liabilities	177,341	291,777
Convertible debt	455,246	258,711
Other long-term liabilities	68,901	78,917
Total liabilities	701,488	629,405
Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 51,870,076 and 45,909,466 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	52	46
Additional paid-in capital	634,729	587,862
Accumulated deficit	(287,144)	(242,807)
Accumulated other comprehensive income	1,774	1,500
Total stockholders’ equity	349,411	346,601
Total liabilities and stockholders’ equity	$1,050,899	$976,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$175,292	$86,285	$314,722	$168,508
Cost of revenue	82,360	37,176	148,093	71,768
Gross profit	92,932	49,109	166,629	96,740
Operating expenses:
Research and development	69,176	44,705	131,869	89,104
Sales and marketing	15,024	11,154	29,933	23,033
General and administrative	12,991	7,480	25,383	14,313
Total operating expenses	97,191	63,339	187,185	126,450
Loss from operations	(4,259)	(14,230)	(20,556)	(29,710)
Interest expense	(10,159)	(8,552)	(19,059)	(16,975)
Loss on early extinguishment of debt	(13,297)	—	(13,297)	—
Other income, net	3,913	1,617	8,869	3,995
Loss before income taxes	(23,802)	(21,165)	(44,043)	(42,690)
Provision (benefit) for income taxes	249	(587)	294	633
Net loss	$(24,051)	$(20,578)	$(44,337)	$(43,323)
Earnings per share:
Basic	$(0.49)	$(0.46)	$(0.93)	$(0.97)
Diluted	$(0.49)	$(0.46)	$(0.93)	$(0.97)

Weighted-average shares used in computing earnings per share:
Basic	48,928,224	45,191,674	47,477,159	44,823,562
Diluted	48,928,224	45,191,674	47,477,159	44,823,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(24,051)	$(20,578)	$(44,337)	$(43,323)

Other comprehensive income (loss):
Available for sale investments:
Realized gain reclassified into earnings, net of tax	(296)	—	(296)	—
Change in unrealized gain or loss	1,465	566	570	1,106
Comprehensive loss	$(22,882)	$(20,012)	$(44,063)	$(42,217)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2019	45,909,466	$46	$587,862	$(242,807)	$1,500	$346,601
Issuance of common stock from exercise of stock options	103,318	—	995	—	—	995
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	60,651	—	(2,490)	—	—	(2,490)
Issuance of common stock from employee stock purchase plan purchases	74,896	—	4,112	—	—	4,112
Stock-based compensation expense	—	—	24,029	—	—	24,029
Net loss	—	—	—	(20,286)	—	(20,286)
Other comprehensive loss, net	—	—	—	—	(895)	(895)
Balance at March 31, 2020	46,148,331	$46	$614,508	$(263,093)	$605	$352,066

Issuance of common stock from exercise of stock options	77,051	—	904	—	—	904
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	702,180	1	(39,840)	—	—	(39,839)
Conversion feature of convertible debt, net of issuance costs	—	—	100,616	—	—	100,616
Purchase of capped calls	—	—	(55,660)	—	—	(55,660)
Impact of convertible debt repurchases	4,942,490	5	(14,025)	—	—	(14,020)
Conversion of convertible debt to common stock	24	—	—	—	—	—
Stock-based compensation expense	—	—	28,226	—	—	28,226
Net loss	—	—	—	(24,051)	—	(24,051)
Other comprehensive income, net	—	—	—	—	1,169	1,169
Balance at June 30, 2020	51,870,076	$52	$634,729	$(287,144)	$1,774	$349,411

Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2018	44,292,722	$44	$536,157	$(169,896)	$389	$366,694
Issuance of common stock from exercise of stock options	78,205	—	646	—	—	646
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	168,227	1	(4,017)	—	—	(4,016)
Issuance of common stock from employee stock purchase plan purchases	121,549	—	3,477	—	—	3,477
Stock-based compensation expense	—	—	18,758	—	—	18,758
Net loss	—	—	—	(22,745)	—	(22,745)
Other comprehensive income, net	—	—	—	—	540	540
Balance at March 31, 2019	44,660,703	$45	$555,021	$(192,641)	$929	$363,354

Issuance of common stock from exercise of stock options	45,317	—	486	—	—	486
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	695,379	1	(18,386)	—	—	(18,385)
Stock-based compensation expense	—	—	17,961	—	—	17,961
Net loss	—	—	—	(20,578)	—	(20,578)
Other comprehensive income, net	—	—	—	—	566	566
Balance at June 30, 2019	45,401,399	$46	$555,082	$(213,219)	$1,495	$343,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(44,337)	$(43,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,410	48,518
Stock-based compensation	52,255	36,719
Deferred income taxes	244	446
Accretion of convertible debt and amortization of debt issuance costs	15,931	13,805
Net unrealized loss (gain) on equity investments	(1,744)	75
Realized gain on an equity investment	(4,999)	—
Amortization of discount on marketable securities	(42)	(516)
Loss on termination of software lease contracts	3,370	—
Loss on early extinguishment of debt	13,297	—
Other noncash items	(328)	302
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(24,818)	(5,737)
Inventories	(14,194)	(11,043)
Prepaid expenses and other assets	19,591	(469)
Income tax payable/receivable	10	126
Accounts payable	10,434	7,130
Accrued expenses	(7,130)	194
Deferred revenue	(5,949)	813
Other liabilities	(1,076)	2,362
Net cash provided by operating activities	72,925	49,402

Cash flows from investing activities
Purchases of property and equipment	(27,849)	(12,610)
Purchases of marketable securities	(39,511)	(141,764)
Sales of marketable securities	65,509	15,029
Maturities of marketable securities	26,736	109,352
Purchases of intangible assets	(277)	(450)
Purchase of equity investments	(5,999)	—
Proceeds from eSilicon investment	14,999	—
Acquisitions of business, net of cash	(223,731)	—
Net cash used in investing activities	(190,123)	(30,443)

Cash flows from financing activities
Proceeds from exercise of stock options	1,899	1,132
Proceeds from employee stock purchase plan purchases	4,112	3,477
Proceeds from issuance of convertible debt, net of cost	492,743	—
Payment for convertible debt repurchases	(407,782)	—
Payment of obligations related to equipment financing	(198)	(238)
Payment of obligations related to purchase of intangible assets	(23,595)	(13,158)
Purchase of capped call options	(55,660)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(43,059)	(22,566)
Net cash used in financing activities	(31,540)	(31,353)
Net decrease in cash and cash equivalents	(148,738)	(12,394)
Cash, cash equivalents and restricted cash at beginning of period	282,723	172,018
Cash, cash equivalents and restricted cash at end of period	$133,985	$159,624

Supplemental cash flow information:
Interest paid	$3,097	$3,196
Income taxes paid	629	126
Supplemental disclosure of non-cash investing and financing activities:
Software license intangible assets	1,000	2,433
Settlement of net receivable from eSilicon as part of purchase consideration	5,250	—

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

On May 18, 2020, the Company purchased  certain assets and rights of  Arrive Technologies, Inc. ("Arrive") for $20,141.  The revenue and expenses related to this purchase from May 18, 2020 onwards are included in the condensed consolidated statement of income (loss).

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position as of June 30, 2020, its consolidated results of operations and stockholders’ equity for the three and six months ended  June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended  June 30, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Revisions

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the preparation of the Company’s 2019 year-end consolidated financial statements, a classification error in the Company’s previously issued consolidated statements of cash flows was identified. Specifically, it was determined that payments made under the Company’s multiyear agreements for the purchase of internal use intangible assets should have been classified as use of cash for financing activities and not as use of cash for investing activities as originally presented. Such classification error had no impact on the Company’s consolidated balance sheets, statements of income (loss), statements of comprehensive income (loss) or statements of stockholders’ equity. Although the Company assessed the materiality of the error and concluded that the error was not material to the previously issued annual or interim financial statements, the Company did revise its previously issued 2018 and 2017 annual financial statements to correct for such classification error in connection with the filing of its 2019 Annual Report on Form 10-K, and disclosed that it would be revising its unaudited quarterly condensed consolidated statements of cash flows in connection with the filing of its Quarterly Reports on Form 10-Q in fiscal year 2020.  In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying 2019 unaudited condensed consolidated statement of cash flows to correct for such classification error. The effect of the revisions on the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2019 was as follows: (i) cash used in investing activities decreased by $13,158 from $43,601 to $30,443, and (ii) cash used in financing activities increased by $13,158 from $18,195 to $31,353.

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

There have been no other significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2020.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of June 30, 2020 was $1,202.  The allowance for doubtful accounts as of December 31, 2019 was $1,152. The activities in this account, including the current-period provision for expected credit losses for the three and six months ended June 30, 2020, were not material.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Debt Securities

The Company performs an evaluation of its available-for-sale debt securities in unrealized loss position.  The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through the statement of income (loss).  For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense.  Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  There was no allowance for credit loss as of June 30, 2020.  Accrued interest receivable on available-for-sale debt securities as of  June 30, 2020 was $629 and excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities is reported within Prepaid expenses and other current assets on the condensed consolidated balance sheets. Any interest accrued that is past due by more than 90 days is written off through reversal of interest income.

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

In August 2020, the FASB issued guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.   The guidance will reduce the number of accounting models for convertible debt instruments and convertible preferred stock.  This will result in fewer embedded conversion features being separately recognized from the host contract compared with current GAAP. More convertible debt instruments will be reported as a single liability instrument, and more convertible preferred stock will be reported as a single equity instrument with no separate accounting for embedded conversion features.  FASB also made changes to the disclosures for convertible instruments and earnings-per-share guidance.  The guidance will be effective for fiscal years beginning after December 15, 2021, though early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

3.  Acquisitions

eSilicon

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

The Company incurred acquisition costs of $1,550, of which $1,015 was incurred in the year ended  December 31, 2019 and $535 was included in general and administrative expense in the condensed consolidated statement of income (loss) for the six months ended June 30, 2020.

eSilicon contributed revenue of $41,178 and pre-tax loss of $996 to the Company for the three months ended June 30, 2020.  eSilicon contributed revenue of $59,851 and pre-tax loss of $14,991 for the period from January 10, 2020 to June 30, 2020.

Prior to the acquisition, the Company owned a minority equity interest in eSilicon.  The fair value of the equity interest immediately before the acquisition date was $14,999, which resulted in a gain of $4,999 and was included in Other income, net in the condensed consolidated statement of income (loss) for the six months ended June 30, 2020.  The fair value was determined based on the proceeds received as a holder of eSilicon's preferred stock.

Arrive

On May 18, 2020, the Company purchased  certain assets and rights of Arrive for $20,141. The Company acquired Arrive for the purpose of expanding its presence into strategic geographic regions for talent acquisition.  An amount of $3,000 was withheld by the Company for 12 months  following the closing for the satisfaction of certain potential indemnification claims. The condensed consolidated financial statements include the results of operations of Arrive from the acquisition date.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The acquisition has been accounted for using the purchase method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company allocated the purchase price to tangible and intangible assets acquired based on their estimated fair values. The fair value of the identifiable intangible asset acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of the estimated fair value of tax related items, the Company may revise the preliminary purchase price allocation during the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material as the Company finalizes the fair values of the tangible and intangible assets acquired.

The following table summarizes the preliminary purchase price allocation as of the acquisition date:

Inventories	$126
Intangible asset	8,840
Total identifiable net assets	8,966
Goodwill	11,175
Net assets acquired	$20,141

The estimated fair value of developed technology was $8,840 with an estimated useful life of five years.  The developed technology was valued using the multi-period excess earnings method under the income approach. This method involves discounting the direct cash flows expected to be generated by the technologies over their remaining lives, net of returns on contributory assets. The estimated useful life was determined to be five years based on the estimated life of the product, assuming that the existing customers will remain with the Company until the product becomes obsolete.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and is attributable to the workforce of Arrive, the Company’s going concern value with the opportunity to leverage its workforce to develop new technologies and the ability of the Company to grow the business faster and more profitable than was possible by Arrive as a stand-alone company. Since this is an asset purchase agreement, the goodwill is amortized and is deductible for tax purposes.

The Company incurred acquisition costs of $180 included in general and administrative expense in the condensed consolidated statement of income (loss) for the three and six months ended June 30, 2020.

Arrive contributed revenue of $571 and pre-tax loss of $121 to the Company for the period from May 18, 2020 to June 30, 2020.

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019, assuming the eSilicon and Arrive acquisitions have been completed as of January 1, 2019. The pro forma information includes adjustments to revenue, amortization and depreciation for intangible assets and property and equipment acquired, amortization of the purchase accounting effect on inventory acquired from eSilicon and interest income for reduction in short-term investments to fund the acquisition.

	Pro Forma Three Months Ended		Pro Forma Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)		(unaudited)
Revenue	$177,537	$97,443	$322,201	$223,228
Net loss	$(21,683)	$(47,229)	$(47,881)	$(84,902)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and are based on the historical financial information of the Company, eSilicon and Arrive, reflecting the results of operations for the three and six months ended June 30, 2020 and 2019. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisitions as of the beginning of the period presented. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisitions.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

4. Investments

The following table summarizes the investments in marketable securities by investment category:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$—	$—	$3,752	$3,759
Municipal bonds	19,083	19,220	6,062	6,119
Corporate notes/bonds	60,307	61,090	118,859	119,449
Asset backed securities	2,579	2,612	4,239	4,268
Commercial paper	5,115	5,118	6,464	6,464
Certificate of deposit	—	—	72	72
Total investments	$87,084	$88,040	$139,448	$140,131

As of June 30, 2020, there were no investments that had unrealized loss position. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at June 30, 2020 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$53,653	$53,963
Due between one and five years	33,431	34,077
	$87,084	$88,040

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of June 30, 2020 was $1,606 and $388, respectively.  The fair value of the investment and unrealized loss as of December 31, 2019 was $1,662 and $332, respectively.  This investment is included in Other assets, net in the condensed consolidated balance sheets.

The Company has non-marketable equity investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income, net in the condensed consolidated statement of income (loss).  As of June 30, 2020, non-marketable equity investments had a carrying value of approximately $23,593, of which $11,093 was remeasured to fair value based on an observable transaction during the three months ended June 30, 2020.  These investments are included in Other assets, net in the condensed consolidated balance sheets.  An unrealized gain of $1,801 was recorded in Other income and included as an adjustment to the carrying value of non-marketable equity investments for the three and six months ended June 30, 2020.

5. Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$38,416	$18,593
Work in process	31,336	19,081
Finished goods	20,667	17,339
	$90,419	$55,013

6. Property and Equipment, net

Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Laboratory and production equipment	$173,919	$144,866
Office, software and computer equipment	41,941	37,241
Furniture and fixtures	1,952	1,617
Leasehold improvements	17,646	8,282
	235,458	192,006
Less accumulated depreciation and amortization	(126,124)	(112,443)
	$109,334	$79,563

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense of property and equipment for the three and six months ended  June 30, 2020 was $6,385 and $13,265, respectively.  Depreciation and amortization expense of property and equipment for the three and six months ended  June 30, 2019 was $5,566 and $11,058, respectively.

As of June 30, 2020 and December 31, 2019, computer software costs included in property and equipment were $8,009 and $7,339, respectively. Amortization expense of capitalized computer software costs was $253 and $503 for the three and six months ended  June 30, 2020, respectively.  Amortization expense of capitalized computer software costs was $86 and $186 for the three and six months ended June 30, 2019, respectively.

Property and equipment not yet paid in cash as of June 30, 2020 and December 31, 2019 was $11,829 and $4,728, respectively.

7. Intangible Assets

The following table presents details of intangible assets:

	June 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$229,270	$137,108	$92,162	$186,800	$123,365	$63,435
Customer relationships	70,540	36,273	34,267	70,540	31,409	39,131
Contract manufacturing rights	102,388	9,675	92,713	—	—	—
Trade name	2,310	1,905	405	2,310	1,766	544
Patents	1,579	1,063	516	1,579	1,010	569
Software	78,646	21,060	57,586	74,022	9,411	64,611
	$484,733	$207,084	$277,649	$335,251	$166,961	$168,290

The following table presents amortization of intangible assets for the three and six months ended  June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$12,175	$9,724	$23,558	$19,448
Research and development	6,959	5,514	13,584	10,916
Sales and marketing	2,432	2,432	4,864	4,864
General and administrative	95	148	192	298
	$21,661	$17,818	$42,198	$35,526

Based on the amount of intangible assets subject to amortization at June 30, 2020, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2020 (remaining)	$43,885
2021	80,795
2022	69,413
2023	42,315
2024	27,122
Thereafter	14,119
$277,649

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	4.5
Customer relationship	3.5
Contract manufacturing rights	4.5
Trade name	1.5
Patents	7.4
Software	2.2

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

8. Leases

The Company has operating leases for office facilities. The leases have remaining lease terms of one year to ten years and some may include options to extend the lease for up to five years.

Information related to operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,375	$1,044	$4,526	$2,098
Cash paid for leases	1,741	927	3,320	2,191
Right of use assets obtained in exchange for lease obligations	2,001	—	3,743	224

Weighted average remaining lease term and weighted average discount are as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (years)	7.88	8.52
Weighted average discount rate	3.7%	3.9%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 are as follows:

2020 (remaining)	$3,726
2021	6,694
2022	6,900
2023	6,873
2024	6,621
Thereafter	23,914
Total future minimum lease payments	54,728
Less: Imputed interest	7,966
Lease incentive recognized as offset to lease liability	2,576
Present value of lease obligations	$44,186

As of   June 30, 2020, the Company has additional operating leases for office facilities that have not yet commenced of $661. These operating leases will commence in the third quarter of 2020 with lease terms between three to five years.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Product Warranty Obligation

As of  June 30, 2020 and December 31, 2019, the product warranty liability was $110. There was no change in product warranty liability during the three and six months ended  June 30, 2020 and 2019.

10. Convertible Debt

The carrying amount of the Company’s long-term debt consists of the following:

	June 30, 2020	December 31, 2019
Principal	$619,956	$517,500
Less:
Unamortized debt discount	(105,568)	(38,105)
Unamortized debt issuance costs	(10,865)	(3,217)
Net carrying amount of long-term debt	503,523	476,178
Less current portion of long-term debt	48,277	217,467
Long-term debt, non-current portion	$455,246	$258,711

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

Interest expense for the Convertible Notes 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$370	$646	$1,013	$1,286
Amortization of debt discount	1,704	2,877	4,740	5,667
Amortization of debt issuance costs	153	259	427	510
Total interest expense	$2,227	$3,782	$6,180	$7,463

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In September 2016, the Company issued $287,500 of 0.75% convertible senior notes due 2021 (the “Convertible Notes 2016”). The Convertible Notes 2016 will mature on September 1, 2021, unless earlier converted or repurchased. Interest on the Convertible Notes 2016 is payable on March 1 and September 1 of each year, beginning on March 1, 2017. The initial conversion rate is 17.7508 shares of common stock per $1 principal amount of the Convertible Notes 2016, which represents an initial conversion price of approximately $56.34 per share.

Interest expense for the Convertible Notes 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$397	$533	$934	$1,066
Amortization of debt discount	2,877	3,577	6,649	7,050
Amortization of debt issuance costs	236	293	545	578
Total interest expense	$3,510	$4,403	$8,128	$8,694

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

In April 2020, the Company issued $506,000 of 0.75% convertible senior notes due 2025 (“Convertible Notes 2020” and, together with the Convertible Notes 2015 and Convertible Notes 2016, the “Convertible Notes”). The Convertible Notes 2020 will mature April 15, 2025, unless earlier converted or repurchased. Interest on the Convertible Notes 2020 is payable on April 15 and October 15 of each year, beginning on October 15, 2020. The initial conversion rate is 8.0059 shares of common stock per $1 principal amount of Convertible Notes 2020, which represents an initial conversion price of approximately $124.91 per share.  The Convertible Notes 2020 will be subject to repurchase at the option of the holders following certain fundamental corporate changes, at a fundamental change in repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.

Prior to the close of business on the business day immediately preceding October 15, 2024, holders may convert all or any portion of their Convertible Notes 2020 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Notes 2020 on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture 2020 (as defined below)) per $1 principal amount of Convertible Notes 2020 for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the Convertible Notes 2020 for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after October 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes 2020 at any time, regardless of the foregoing circumstances. Upon conversion of a Convertible Notes 2020, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Convertible Notes 2020 in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Convertible Notes 2020 are governed by an Indenture dated April 24, 2020 (the “Indenture 2020”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Indenture 2020 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.  The Indenture 2020 contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes 2020 then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2020, to be due and payable. Upon events of default involving specified bankruptcy events involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2020 will be due and payable immediately.  Notwithstanding the foregoing, the Indenture 2020 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2020 consists exclusively of the right to receive additional interest on the Convertible Notes 2020.  As of June 30, 2020, none of the conditions allowing holders of the Convertible Notes 2020 to convert had been met.

In accounting for the issuance of the Convertible Notes 2020, the Company separated the Convertible Notes 2020 into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes 2020 as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes 2020 using the effective interest method. The gross proceeds of $506,000 were accordingly allocated between long-term debt of $402,624 and stockholders' equity of $103,376.  Issuance costs of $13,507 were allocated between long-term debt of $10,747 and equity of $2,760.

Interest expense for the Convertible Notes 2020 for the three and six months ended June 30, 2020 are as follows:

Contractual interest expense	$759
Amortization of debt discount	3,234
Amortization of debt issuance costs	336
Total interest expense	$4,329

In connection with the issuance of the Convertible Notes 2020, the Company entered into capped call transactions (“Capped Call 2020”) in private transactions. Under the Capped Call 2020, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes 2020, with a strike price approximately equal to the conversion price of the Convertible Notes 2020 and with a cap price equal to $188.54 per share. The Capped Call 2020 were purchased for $55,660 and recorded as a reduction to additional paid-in-capital in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

The purchased Capped Call 2020 allows the Company to receive shares of its common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess of the market price per share of the common stock, as measured under the terms of the Capped Call 2020 over the strike price of the Capped Call 2020 during the relevant valuation period. The purchased Capped Call 2020 is intended to reduce the potential dilution to common stock upon future conversion of the Convertible Notes 2020 by effectively increasing the initial conversion price to $188.54 as well as to offset potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes 2020 in applicable events.

The Capped Call 2020 is a separate transaction entered into by the Company with the option counterparties, is not part of the terms of the Convertible Notes 2020 and will not change the holders' rights under the Convertible Notes 2020.

During the three months June 30, 2020, the Company repurchased $180,454 and $223,090 aggregate principal amount of the Convertible Notes 2015 and Convertible Notes 2016, respectively.  The repurchase was accounted for as debt extinguishment.  The Company paid $407,782 cash (excluding payment for accrued interest) and issued 4,942,490 shares of common stock.  The total repurchase consideration was allocated to the liability and equity components of respective Convertible Notes.  The total repurchase consideration allocated to the liability component was based on the fair value of the liability component using discount rates based on the Company's estimated rate for a similar liability with the same maturity, but without the conversion option.  The repurchase consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate repurchase consideration.  The loss on extinguishment was determined by comparing the allocated purchase consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The net carrying amount of the liability component of the convertible debt immediately prior to the repurchase was as follows:

	Convertible Notes 2015	Convertible Notes 2016
Principal	$180,454	$223,090
Unamortized debt discount	(5,596)	(15,694)
Unamortized debt issuance costs	(504)	(1,287)
Total	$174,354	$206,109

The loss on early extinguishment of debt is calculated as follows:

	Convertible Notes 2015	Convertible Notes 2016
Repurchase consideration allocated to the liability component	$177,622	$216,138
Net carrying value of debt	(174,354)	(206,109)
Loss on early extinguishment	$3,268	$10,029

The repurchase consideration allocated to the equity component of $299,458 and $269,875 for the Convertible Notes 2015 and Convertible Notes 2016, respectively, was recorded as a reduction to additional paid-in capital in the Company's balance sheet.  The  total value of common stock issued in relation to the repurchases was $295,660 and $259,653 for the Convertible Notes 2015 and Convertible Notes 2016, respectively.

The conversion condition for the Convertible Notes 2015 and Convertible Notes 2016 was met during the three months ended June 30, 2020.  During the three months ended June 30, 2020, the Company received conversion request on the aggregate principal amount for the Convertible Notes 2016 of $2,211, which remain unsettled as of  June 30, 2020.

11. Other Liabilities

Other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Software license agreements liability	$28,500	$25,810
Operating lease liability	3,128	2,545
Others	11,215	5,176
	$42,843	$33,531

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Other long-term liabilities consist of the following:

	June 30, 2020	December 31, 2019
Income tax payable	$1,067	$692
Software license agreements liability	24,823	36,144
Operating lease liability	41,058	41,074
Others	1,953	1,007
	$68,901	$78,917

12. Income Taxes

The Company normally determines its interim income tax provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and six months ended  June 30, 2020 and 2019 from its U.S. operations and will not recognize a tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s  June 30, 2020 and 2019 interim tax provision.

The Company recorded an income tax provision of $249 and $294 in the three and six months ended  June 30, 2020, respectively. The effective tax rates were (1.0%) and (0.7%) in the three and six months ended  June 30, 2020, respectively. The difference between the effective tax rates and the 21% federal statutory rate was primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation and global intangible low-taxed income ("GILTI") inclusion. The income tax expense for the three and six months ended June 30, 2020 included a reversal of certain unrecognized tax benefit as a result of the Internal Revenue Service exam conclusion with a no change report.  The reversal of the unrecognized tax benefit had no impact on the Company’s income tax provision as a result of the full federal valuation allowance.  The income tax expense for the three and six months ended June 30, 2020 included an accrual for unrecognized tax benefit for foreign taxes and an income tax benefit for the remeasurement of certain net foreign deferred tax liability based on the renewed tax holiday period in Singapore.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 During the three and six months ended  June 30, 2020, the gross amount of the Company’s unrecognized tax benefits decreased approximately $5,204 and $3,653,  respectively, primarily as a result of the Internal Revenue Service exam conclusion, partially offset by the results of the tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of June 30, 2020, if recognized, would affect the Company’s effective tax rate.

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

13. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock options	764,328	1,056,682	810,597	1,092,153
Unvested restricted stock units and market value stock units	2,938,459	2,772,493	2,930,147	2,790,574
Convertible debt	10,041,179	10,830,038	10,435,608	10,830,038
	13,743,966	14,659,213	14,176,352	14,712,765

14. Stock–Based Compensation

In June 2010, the Company's Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The compensation committee of the Board administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At June 30, 2020, 5,729,552  shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three and six months ended  June 30, 2020 and 2019.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	905,141	$13.68	1.81	$54,616
Exercised	(180,369)	$10.53
Outstanding at June 30, 2020	724,772	$14.46	1.52	$74,677
Vested and Exercisable at June 30, 2020	724,772	$14.46	1.52	$74,677

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $14,451 and $4,506, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $1,899 and $1,132 for the six months ended June 30, 2020 and 2019, respectively.

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) to members of the Board and its employees. Most of the Company’s outstanding RSUs vest over four years with vesting contingent upon continuous service, and RSUs granted to non-employee directors after the initial grant vest on the first anniversary of the date of grant or immediately prior to the Company's next annual meeting of stockholders, if earlier. The Company estimates the fair value of RSUs using the market price of the common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	3,822,325	$41.38
Granted	1,380,565	$86.59
Vested	(1,205,934)	$41.96
Canceled	(61,070)	$56.19
Outstanding at June 30, 2020	3,935,886	$56.82
Expected to vest at June 30, 2020	3,860,310

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on a non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service.  As of June 30, 2020, the total performance-based units outstanding was 43,338.

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company immediately after the election to purchase common stock, and (ii) no employee may be granted rights to purchase more than $25 of fair value of common stock in each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000 shares. Total common stock issued under the ESPP during the six months ended June 30, 2020 and 2019 was 74,896 and 121,549, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of the ESPP purchases is estimated at the start of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.51%	2.50%
Expected life (in years)	0.49	0.49
Dividend yield	—	—
Expected volatility	39%	45%
Estimated fair value	$21.71	$11.11

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s condensed consolidated statements of income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$1,986	$1,674	$3,897	$2,479
Research and development	16,432	9,925	29,511	20,657
Sales and marketing	5,261	3,269	10,462	7,417
General and administrative	4,547	3,093	8,385	6,166
	$28,226	$17,961	$52,255	$36,719

Total unrecognized compensation cost related to unvested restricted stock units at June 30, 2020, prior to the consideration of expected forfeitures, is approximately $209,046 and is expected to be recognized over a weighted-average period of 2.74 years.

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

The convertible notes are carried on the condensed consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The convertible notes are not marked to fair value at the end of each reporting period. As of  June 30, 2020 and December 31, 2019, the fair value of the convertible notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. The fair value of the outstanding convertible notes as of  June 30, 2020 and  December 31, 2019 was $888,791 and $845,296, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

June 30, 2020	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$6,155	$5,519	$636
Commercial paper	8,198	—	8,198
Investment in marketable debt securities:
Municipal bonds	19,220	—	19,220
Corporate notes/bonds	61,090	—	61,090
Asset backed securities	2,612	—	2,612
Commercial paper	5,118	—	5,118
	$102,393	$5,519	$96,874

December 31, 2019	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$190,598	$67,494	$123,104
Commercial paper	9,465	—	9,465
Municipal bonds	1,250	—	1,250
Investments in marketable securities:
U.S. Treasury securities	3,759	3,759	—
Municipal bonds	6,119	—	6,119
Corporate notes/bonds	119,449	—	119,449
Asset-backed securities	4,268	—	4,268
Commercial paper	6,464	—	6,464
Certificate of deposit	72	72	—
	$341,444	$71,325	$270,119

As discussed in note 4, the Company has a marketable equity investment. The marketable equity investment is classified as Level 1 in the fair value hierarchy. As discussed in note 4, the Company has non-marketable equity investments, which are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using the observable transaction price at the most recent transaction date.

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
China	$102,019	$38,449	$169,860	$76,266
United States	33,477	20,520	75,081	40,967
Thailand	18,801	14,225	32,731	26,844
Other	20,995	13,091	37,050	24,431
	$175,292	$86,285	$314,722	$168,508

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of June 30, 2020, $53,226 of long-lived tangible assets are located outside the United States, of which $43,945 are located in Taiwan. As of December 31, 2019, $33,826 of long-lived tangible assets are located outside the United States, of which $27,750 are located in Taiwan.

17. Commitments and Contingencies

Noncancelable Purchase Obligations

 The Company has noncancelable service agreements, including software licenses, colocation and cloud services used in research and development activities expiring in various years through 2025. As of June 30, 2020, future minimum payments under the noncancelable agreements are as follows:

2020 (remaining)	$187
2021	280
2022	226
2023	130
2024	95
Thereafter	55
Total	$973

The Company depends upon third-party subcontractors to manufacture its wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of June 30, 2020, the total value of open purchase orders for wafers was approximately $31,278.

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

As to the proceeding at the USPTO, reexamination has been ordered for all of the patents that Netlist alleged to infringe. At present, the USPTO has determined that almost all of the originally filed claims are not valid, and determined certain amended claims to be patentable. The Reexamination Certificate for U.S. Patent No. 7,532,537 was issued on August 2, 2016 based on amended claims. The Reexamination Certificate for U.S. Patent No. 7,636,274 was issued on November 5, 2018, indicating that all claims, 1 through 97, were cancelled. The Court of Appeals for the Federal Circuit decided the appeals of various parties, and affirmed the decision of the Patent Trial and Appeal Board on June 15, 2020 with respect to the reexamination proceeding for U.S. Patent No. 7,619,912.  The Patent Office is expected to proceed in a manner that is consistent with the decision of the Court of Appeals for the Federal Circuit.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of  June 30, 2020 and December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements include statements regarding the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on our personnel, on our suppliers, and on our customers and their respective end markets, our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, our competitive position, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, our plans to expand international operations, enhancements of existing products, the benefits of outsourcing, our ability to forecast demand and its effects, the impact of U.S. government export restrictions on Huawei, our acquisitions and investments in other companies or technologies, including our acquisitions of eSilicon Corporation and Arrive Technologies, Inc. and the anticipated benefits thereof, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, expectations regarding settlement of convertible notes, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, and our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of the COVID-19 pandemic, factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of changes in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, the risks set forth throughout this report, including the risks set forth under Part II, “Item 1A. Risk Factors” and the risks set forth from time to time in our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2019.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this report. We do not intend to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the six months ended June 30, 2020. During the six months ended June 30, 2020, COVID-19 had a significant impact on the global economy, including accelerating the shift to cloud computing and driving a sharp increase in demand for bandwidth.  Our  operating results for the three and six months ended June 30, 2020 were not significantly affected by the COVID-19 pandemic. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees.  We also took certain actions in response to the pandemic, which are set forth above in “Note Regarding COVID-19.”

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

In May 2020, we purchased certain assets and rights of Arrive Technologies, Inc. ("Arrive") for approximately $20.1 million.  A portion of the consideration was withheld for 12 months following the closing for the satisfaction of certain potential indemnification claims.  We acquired Arrive for the expansion of our presence into strategic geographic regions for talent acquisition.

During the three months ended June 30, 2020, we issued $506.0 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2025 in a private placement.  We also repurchased some of our Convertible Notes 2015 and 2016.

 A detailed discussion of our business may be found in Part I, “Item 1. Business.” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Quarterly Update

As discussed in more detail below, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, we delivered the following financial performance:

•

Revenue increased by $89.0 million, or 103%, to $175.3 million in the three months ended June 30, 2020. In the six months ended June 30, 2020, revenue increased by $146.2 million, or 87% to $314.7 million.

•	Gross profit as a percentage of revenue decreased from 57% to 53% in the three and six months ended June 30, 2020.

•

Total operating expenses increased by $33.9 million, or 53%, to $97.2 million in the three months ended June 30, 2020.  In the six months ended June 30, 2020, total operating expenses increased by $60.7 million, or 48% to $187.2 million.

•

Loss from operations decreased by $10.0 million to $4.3 million in the three months ended June 30, 2020.  In the six months ended June 30, 2020, loss from operations decreased by $9.2 million to $20.6 million.

•	During the three months ended June 30, 2020, we repurchased some of our Convertible Notes 2015 and 2016 which resulted in a loss on early extinguishment of $13.3 million.

•	Loss per share increased to $0.49 from $0.46 in the three months ended June 30, 2020. In the six months ended June 30, 2020, loss per share decreased to $0.93 from $0.97.

The increase in our revenue for the three months and six months ended June 30, 2020 was primarily the result of increases in telecommunication, cloud and legacy products, including eSilicon products.

The decrease in gross profit as a percentage of revenue in the three and six months ended June 30, 2020  was due to amortization of inventory fair value step-up of acquired inventories and amortization of acquired intangibles related to the eSilicon acquisition and change in product and revenue mix.

Total operating expenses for the three and six months ended June 30, 2020 increased year-over-year primarily due to an increase in headcount and stock-based compensation expense as a result of new equity grants.  Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From July 2019 to June 2020, our headcount increased by 121 new employees, primarily in the engineering department. In addition, the acquisitions of eSilicon and Arrive added 335 employees, including transition employees.  We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our loss per share for the three months ended June 30, 2020 increased primarily due to higher operating expenses and loss on early extinguishment of debt, partially offset by higher gross profit. Our loss per share for the six months ended June 30, 2020 decreased primarily due to higher gross profit and gain realized on the eSilicon investment, partially offset higher operating expenses and loss on early extinguishment of debt.

Our cash, cash equivalents and restricted cash were $134.0 million at June 30, 2020, compared with $282.7 million at December 31, 2019.  Cash provided by operating activities was $72.9 million during the six months ended June 30, 2020 compared to $49.4 million during the six months ended June 30, 2019. Cash used in investing activities during the six months ended June 30, 2020 was $190.1 million due to the acquisitions of business of $223.7 million, purchases of property and equipment of $27.8 million, marketable securities of $39.5 million, and equity investment of $6.0 million, partially offset by maturities and sales of marketable securities of $92.2 million, and proceeds from the eSilicon investment of $15.0 million. Cash used in financing activities during the six months ended June 30, 2020 was $31.5 million primarily due to convertible debt repurchases of $407.8 million, payments of obligations relating to purchase of intangible assets of $23.6 million, minimum tax withholding paid on behalf of employees for net share settlement of $43.1 million, purchase of capped call options of $55.7 million, and payments of obligations relating to equipment financing of $0.2 million, partially offset by proceeds from convertible debt, net of cost of $492.7 million, proceeds from ESPP purchases and exercise of stock options of $6.0 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to credit losses, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, allowance for distributors’ price discounts, valuation of equity securities, recognition and disclosure of fair value of convertible debt, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources.  In March 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization.  While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions noted above.  The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2020. On January 1, 2020, we adopted ASU 2016-13, Credit Losses (Topic 326). The effects of this adoption are discussed in note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statements of income (loss) as a percentage of each line item to the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	47	43	47	43
Gross profit	53	57	53	57
Operating expenses:
Research and development	39	52	42	53
Sales and marketing	9	13	10	14
General and administrative	7	9	8	8
Total operating expenses	55	74	60	75
Loss from operations	(2)	(17)	(7)	(18)
Interest expense	(6)	(10)	(6)	(10)
Loss on early extinguishment of debt	(8)	—	(4)	—
Other income, net	2	2	3	2
Loss before income taxes	(14)	(25)	(14)	(26)
Provision for income taxes	—	(1)	—	—
Net loss	(14)%	(24)%	(14)%	(26)%

Comparison of Three and Six Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$175,292	$86,285	$89,007	103%

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$314,722	$168,508	$146,214	87%

Revenue for the three and six months ended June 30, 2020 increased by $89.0 million and $146.2 million, respectively, primarily due to an increase in the number of units sold, partially offset by decrease in average selling price (“ASP”). Revenue for the three months ended June 30, 2020 increased primarily due to increases in revenue from cloud products by $36.6 million, telecommunication products by $36.4 million and legacy products by $16.0 million. The number of units sold increased for the three months ended June 30, 2020 by 424% primarily due to eSilicon products sold. The ASP decreased by 61% due to an increase in the number of units sold of lower ASP eSilicon products. In addition, non-product revenue increased by $3.5 million due to new license and nonrecurring engineering development agreements.

In the six months ended June 30, 2020, revenue increased primarily due to increases in revenue from cloud products by $82.3 million, telecommunication products by $45.2 million and legacy products by $18.7 million.  The number of units sold increased for the six months ended June 30, 2020 by 513% primarily due to eSilicon products sold. The ASP decreased by 70% due to an increase in the number of units sold of lower ASP eSilicon products. In addition, non-product revenue increased by $9.9 million due to new license and nonrecurring engineering development agreements.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$82,360	$37,176	$45,184	122%
Gross profit	$92,932	$49,109	$43,823	89%
Gross profit as a percentage of revenue	53%	57%	—	(4%)

	Six Months Ended		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$148,093	$71,768	$76,325	106%
Gross profit	$166,629	$96,740	$69,889	72%
Gross profit as a percentage of revenue	53%	57%	—	(4%)

Cost of revenue and gross profit for the three and six months ended June 30, 2020 increased primarily due to higher revenue as discussed above. Gross profit as a percentage of revenue for both the three and six months ended June 30, 2020 decreased from 57% to 53% due mainly to amortization of inventory fair value step-up related to acquired eSilicon inventories of $2.0 million and $4.3 million sold during the three and six months ended June 30, 2020, respectively, and amortization of acquired intangibles of $6.2 million and $11.8 million for the three and six months ended June 30, 2020, respectively.

  Research and Development

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$69,176	$44,705	$24,471	55%

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$131,869	$89,104	$42,765	48%

Research and development expense for the three and six months ended June 30, 2020 increased compared to the corresponding 2019 periods primarily due to increase in personnel costs and stock-based compensation of $16.6 million and $28.0 million, respectively, mainly as a result of the eSilicon acquisition, new hires and new equity awards granted to employees. Software tools expense increased by $1.7 million and $6.3 million for the three and six months ended June 30, 2020, respectively, mainly due to new software license subscriptions and cost of termination of eSilicon contracts.  Information technology and allocated expenses increased by $4.5 million and $7.5 million for the three and six months ended June 30, 2020, respectively, due to the eSilicon acquisition, increased design activities and higher engineering activities.  Testing, laboratory supplies, packaging and pre-production engineering mask costs increased by $1.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively, due to increased research and development activities.

 Sales and Marketing

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$15,024	$11,154	$3,870	35%

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$29,933	$23,033	$6,900	30%

Sales and marketing expense for the three and six months ended June 30, 2020 increased compared to the corresponding 2019 periods primarily due to increase in personnel costs and stock-based compensation by $3.4 million and $5.8 million, respectively, mainly as a result of the eSilicon acquisition, new hires and new equity awards granted to employees.  In addition, commission expense increased by $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, due to higher revenue.

General and Administrative

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$12,991	$7,480	$5,511	74%

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$25,383	$14,313	$11,070	77%

General and administrative expenses for the three and six months ended June 30, 2020 increased compared to the corresponding 2019 periods primarily due to increase in salary and stock-based compensation by $3.0 million and $4.9 million, respectively, mainly as a result of the eSilicon and Arrive acquisitions, new hires and new equity awards granted to employees.  Professional service fees increased by $1.0 million and $2.2 million for the three and six months ended June 30, 2020, respectively, due to the eSilicon and Arrive acquisitions.  In addition, allocated expenses such as facility, human resources and information technology expenses increased by $0.8 million and $2.4 million for the three and six months ended June 30, 2020, respectively, due to the acquisition of eSilicon and new building lease for the Company's head office in California.

Provision (benefit) for Income Tax

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$249	$(587)	$836	142%

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for income taxes	$294	$633	$(339)	(54%)

We normally determine our interim provision for income tax using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred a pretax loss during the three and six months ended June 30, 2020 and 2019 from our U.S. operations and will not recognize tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute our June 30, 2020 and 2019 interim tax provision.

The income tax expense of $ 0.2 million and $ 0.3 million for the three and six months ended June 30, 2020, respectively, reflects an effective tax rate of (1.0%) and (0.7%), respectively. The effective tax rates for the three and six months ended June 30, 2020  differed from the statutory rate of 21%, primarily due to the change in valuation allowance, foreign income taxes paid at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and GILTI inclusion.  The income tax expense for the three months ended June 30, 2020 included a reversal of certain unrecognized tax benefit as a result of the Internal Revenue Service exam conclusion with a no change report.  The reversal of the unrecognized tax benefit had no impact on the income tax provision as a result of the full federal valuation allowance.  The income tax expense for the three months ended June 30, 2020 included an accrual for unrecognized tax benefit for foreign taxes and an income tax benefit for the remeasurement of certain net foreign deferred tax liability based on the renewed tax holiday period in Singapore.

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

Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents, restricted cash and investments in marketable securities of $222.0 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015, 2016 and 2020, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The consolidated statement of cash flows for the six months ended June 30, 2019 has been revised to correct a prior period classification error as discussed in note 1 of the Notes to Unaudited, Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  Accordingly, the discussion below reflects the impact of those revisions.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$72,925	$49,402
Net cash used in investing activities	(190,123)	(30,443)
Net cash used in financing activities	(31,540)	(31,353)
Net decrease in cash, cash equivalents and restricted cash	$(148,738)	$(12,394)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2020 primarily reflected depreciation and amortization of $62.4 million, stock-based compensation expense of $52.3 million, accretion of convertible debt and amortization of issuance expenses of $15.9 million, loss on termination software lease contracts of $3.4 million, loss on early extinguishment of debt of $13.3 million, decrease in prepaid expenses and other assets of $19.6 million and increase in accounts payable of $10.4 million, partially offset by a net loss of $44.3 million, realized gain on an equity investment of $5.0 million, unrealized gain on equity investments of $1.7 million, increases in accounts receivable of $24.8 million and inventories of $14.2 million, decreases in accrued expenses of $7.1 million, deferred revenue of $5.9 million and other liabilities of $1.1 million. Our prepaid expenses and other current assets decreased due to collection of receivables from eSilicon stockholders to pay eSilicon employees and usage of prepaid expenses.  Our accounts receivable increased due to higher revenue. Our accounts payable and inventories increased due to build-up of inventories for future shipments and addition of eSilicon inventories. Accrued expenses decreased due to payment to eSilicon employees as part of the acquisition.  Our deferred revenue decreased due to services provided or shipment of products.  Other liabilities decreased due to payments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020 primarily consisted of acquisitions of business of $223.7 million, purchases of marketable securities of $39.5 million and equity investments of $6.0 million and purchases of property and equipment of $27.8 million, partially offset by proceeds from maturities and sales of marketable securities of $92.2 million and proceeds from eSilicon investment of $15.0 million.

Net cash used in investing activities during the six months ended June 30, 2019 primarily consisted of purchases of marketable securities of $141.8 million, purchases of property and equipment of $12.6 million, payments related to purchase of intangible assets of $0.4 million, partially offset by proceeds from maturities and sales of marketable securities of $124.4 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2020 primarily consisted of payment for debt retirement and conversion of $407.8 million, minimum tax withholding paid on behalf of employees for net share settlement of $43.1 million, purchase of capped call options of $55.7 million, payment of obligations related to purchase of intangible assets and equipment financing of $23.8 million, partially offset by proceeds from convertible debt, net of cost of $492.7 million,  proceeds from the exercise of stock options and ESPP purchases of $6.0 million.

Net cash used in financing activities during the six months ended June 30, 2019 primarily consisted of minimum tax withholding paid on behalf of employees for restricted stock of $22.6 million and payment of obligations related to purchase of intangible assets and equipment financing of $13.4 million, partially offset by proceeds from the exercise of stock options and  ESPP purchases of $4.6 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of June 30, 2020 consisted of $221.9 million of cash, cash equivalents and investments in marketable securities, of which $40.8 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our outstanding contractual obligations as of December 31, 2019 are included in our Annual Report on Form 10-K for the year ended December 31, 2019. See note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding certain contractual obligations as of June 30, 2020.

 Off-Balance Sheet Arrangements

 As of June 30, 2020, we had no material off-balance sheet arrangements, other than certain noncancelable purchase obligations as discussed in note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Recent Authoritative Accounting Guidance

See note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $221.9 million and $282.7 million at June 30, 2020 and December 31, 2019, respectively, which were held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of June 30, 2020 consisted of money market funds, municipal bonds, corporate bonds/notes, commercial papers and asset-backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be a credit loss. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless we intend to sell or it is more likely than not that we will be required to sell such securities before recovery or unless declines in value have resulted from credit losses. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of June 30, 2020, we had outstanding debt of $620.0 million of the Convertible Notes. The fair value of the Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

Item 1A.   Risk Factors

You should carefully consider the risks described in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Other than as set forth herein, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

Item 6. Exhibits

Exhibit
Number	Description
3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

4.1	Indenture dated April 24, 2020 between the Registrant and U.S. Bank National Association, as trustee (including form of Note) (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.1	Form of Base Capped Call Confirmation dated April 21, 2020 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.2	Form of Additional Capped Call Confirmation dated April 22, 2020 (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.3	Form of Amendment dated April 24, 2020 to Base Capped Call Confirmations dated December 2, 2015.

10.4	Form of Amendment dated May 20, 2020 to Base Capped Call Confirmations dated September 6, 2016.

10.5	Form of Amendment No. 2 dated May 21, 2020 to Base Capped Call Confirmations dated September 6, 2016.

10.6+	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL).

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

August 7, 2020