Form 10-Q
period 2020-09-30
INPHI Corp
filed 2020-11-05
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34942

```````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````````

Inphi Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 Rio Robles

San Jose, California 95134

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 217-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IPHI	The Nasdaq Stock Market LLC

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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of November 3, 2020 was 52,112,378.

INPHI CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$147,907	$282,723
Investments in marketable securities (amortized cost of $74,326 and $139,448 as of September 30, 2020 and December 31, 2019, respectively)	75,077	140,131
Accounts receivable, net	95,239	60,295
Inventories	108,565	55,013
Prepaid expenses and other current assets	16,046	17,463
Total current assets	442,834	555,625
Property and equipment, net	126,177	79,563
Goodwill	181,688	104,502
Intangible assets, net	256,170	168,290
Right of use assets, net	32,263	33,576
Other assets, net	31,549	34,450
Total assets	$1,070,681	$976,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,863	$18,771
Deferred revenue	3,238	3,719
Accrued employee expenses	17,983	13,164
Other accrued expenses	16,134	5,125
Convertible debt	107,699	217,467
Other current liabilities	43,717	33,531
Total current liabilities	232,634	291,777
Convertible debt	400,426	258,711
Other long-term liabilities	64,940	78,917
Total liabilities	698,000	629,405
Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 52,062,081 and 45,909,466 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	52	46
Additional paid-in capital	661,586	587,862
Accumulated deficit	(290,524)	(242,807)
Accumulated other comprehensive income	1,567	1,500
Total stockholders’ equity	372,681	346,601
Total liabilities and stockholders’ equity	$1,070,681	$976,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$180,691	$94,231	$495,413	$262,739
Cost of revenue	79,151	39,749	227,244	111,517
Gross profit	101,540	54,482	268,169	151,222
Operating expenses:
Research and development	66,832	44,895	198,701	133,999
Sales and marketing	15,341	12,311	45,274	35,344
General and administrative	13,125	8,165	38,508	22,478
Total operating expenses	95,298	65,371	282,483	191,821
Income (loss) from operations	6,242	(10,889)	(14,314)	(40,599)
Interest expense	(8,266)	(8,971)	(27,325)	(25,946)
Loss on early extinguishment of debt	(149)	—	(13,446)	—
Other income (expense), net	(19)	4,299	8,850	8,294
Loss before income taxes	(2,192)	(15,561)	(46,235)	(58,251)
Provision for income taxes	1,188	619	1,482	1,252
Net loss	$(3,380)	$(16,180)	$(47,717)	$(59,503)
Earnings per share:
Basic	$(0.07)	$(0.36)	$(0.97)	$(1.32)
Diluted	$(0.07)	$(0.36)	$(0.97)	$(1.32)

Weighted-average shares used in computing earnings per share:
Basic	51,971,621	45,517,862	48,986,248	45,057,539
Diluted	51,971,621	45,517,862	48,986,248	45,057,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,380)	$(16,180)	$(47,717)	$(59,503)

Other comprehensive income (loss):
Available for sale investments:
Realized gain reclassified into earnings, net of tax	—	—	(296)	—
Change in unrealized gain or loss	(207)	144	363	1,250
Comprehensive loss	$(3,587)	$(16,036)	$(47,650)	$(58,253)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2019	45,909,466	$46	$587,862	$(242,807)	$1,500	$346,601
Issuance of common stock from exercise of stock options	103,318	—	995	—	—	995
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	60,651	—	(2,490)	—	—	(2,490)
Issuance of common stock from employee stock purchase plan purchases	74,896	—	4,112	—	—	4,112
Stock-based compensation expense	—	—	24,029	—	—	24,029
Net loss	—	—	—	(20,286)	—	(20,286)
Other comprehensive loss, net	—	—	—	—	(895)	(895)
Balance at March 31, 2020	46,148,331	$46	$614,508	$(263,093)	$605	$352,066

Issuance of common stock from exercise of stock options	77,051	—	904	—	—	904
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	702,180	1	(39,840)	—	—	(39,839)
Conversion feature of convertible debt, net of issuance costs	—	—	100,616	—	—	100,616
Purchase of capped calls	—	—	(55,660)	—	—	(55,660)
Impact of convertible debt repurchases	4,942,490	5	(14,025)	—	—	(14,020)
Conversion of convertible debt to common stock	24	—	—	—	—	—
Stock-based compensation expense	—	—	28,226	—	—	28,226
Net loss	—	—	—	(24,051)	—	(24,051)
Other comprehensive income, net	—	—	—	—	1,169	1,169
Balance at June 30, 2020	51,870,076	$52	$634,729	$(287,144)	$1,774	$349,411

Issuance of common stock from exercise of stock options	27,055	—	285	—	—	285
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	90,309	—	(6,234)	—	—	(6,234)
Issuance of common stock from employee stock purchase plan purchases	53,996	—	3,781	—	—	3,781
Stock-based compensation expense	—	—	29,046	—	—	29,046
Conversion of convertible debt to common stock	20,645	—	(21)	—	—	(21)
Net loss	—	—	—	(3,380)	—	(3,380)
Other comprehensive loss, net	—	—	—	—	(207)	(207)
Balance at September 30, 2020	52,062,081	$52	$661,586	$(290,524)	$1,567	$372,681

Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

	Shares	Amount
Balance at December 31, 2018	44,292,722	$44	$536,157	$(169,896)	$389	$366,694
Issuance of common stock from exercise of stock options	78,205	—	646	—	—	646
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	168,227	1	(4,017)	—	—	(4,016)
Issuance of common stock from employee stock purchase plan purchases	121,549	—	3,477	—	—	3,477
Stock-based compensation expense	—	—	18,758	—	—	18,758
Net loss	—	—	—	(22,745)	—	(22,745)
Other comprehensive income, net	—	—	—	—	540	540
Balance at March 31, 2019	44,660,703	$45	$555,021	$(192,641)	$929	$363,354

Issuance of common stock from exercise of stock options	45,317	—	486	—	—	486
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	695,379	1	(18,386)	—	—	(18,385)
Stock-based compensation expense	—	—	17,961	—	—	17,961
Net loss	—	—	—	(20,578)	—	(20,578)
Other comprehensive income, net	—	—	—	—	566	566
Balance at June 30, 2019	45,401,399	$46	$555,082	$(213,219)	$1,495	$343,404

Issuance of common stock from exercise of stock options	65,923	—	775	—	—	775
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	96,717	—	(3,176)	—	—	(3,176)
Issuance of common stock from employee stock purchase plan purchases	87,172	—	2,897	—	—	2,897
Stock-based compensation expense	—	—	19,878	—	—	19,878
Net loss	—	—	—	(16,180)	—	(16,180)
Other comprehensive income, net	—	—	—	—	144	144
Balance at September 30, 2019	45,651,211	$46	$575,456	$(229,399)	$1,639	$347,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INPHI CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(47,717)	$(59,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	93,235	73,358
Stock-based compensation	81,301	56,597
Deferred income taxes	1,158	936
Accretion of convertible debt and amortization of debt issuance costs	22,584	21,015
Net unrealized gain on equity investments	(1,943)	(2,077)
Realized gain on an equity investment	(4,999)	—
Amortization of premium (discount) on marketable securities	47	(856)
Loss on termination of software lease contracts	3,370	—
Loss on early extinguishment of debt	13,446	—
Other noncash items	126	323
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(34,644)	4,942
Inventories	(32,340)	(23,663)
Prepaid expenses and other assets	21,191	785
Income tax payable/receivable	(153)	215
Accounts payable	11,885	2,627
Accrued expenses	(9,903)	(11)
Deferred revenue	(7,982)	(1,042)
Other liabilities	2,281	1,343
Net cash provided by operating activities	110,943	74,989

Cash flows from investing activities
Purchases of property and equipment	(52,515)	(17,227)
Purchases of marketable securities	(41,909)	(216,126)
Sales of marketable securities	65,588	21,920
Maturities of marketable securities	41,724	157,327
Purchases of intangible assets	(628)	(1,137)
Purchase of equity investments	(5,999)	(3,000)
Proceeds from eSilicon investment	14,999	—
Acquisitions of business, net of cash	(223,731)	—
Net cash used in investing activities	(202,471)	(58,243)

Cash flows from financing activities
Proceeds from exercise of stock options	2,177	1,907
Proceeds from employee stock purchase plan purchases	7,893	6,374
Proceeds from issuance of convertible debt, net of cost	492,743	—
Payment for convertible debt repurchases	(410,002)	—
Payment of obligations related to equipment financing	(278)	(334)
Payment of obligations related to purchase of intangible assets	(30,991)	(19,895)
Purchase of capped call options	(55,660)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(49,170)	(25,698)
Net cash used in financing activities	(43,288)	(37,646)
Net decrease in cash and cash equivalents	(134,816)	(20,900)
Cash and cash equivalents at beginning of period	282,723	172,018
Cash and cash equivalents at end of period	$147,907	$151,118

Supplemental cash flow information:
Interest paid	$3,660	$4,842
Income taxes paid	1,058	177
Supplemental disclosure of non-cash investing and financing activities:
Software license intangible assets	1,509	15,350
Settlement of net receivable from eSilicon as part of purchase consideration	5,250	—
Marketable equity investment acquired as settlement of receivable from customer	—	1,500

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position as of September 30, 2020, its consolidated results of operations and stockholders’ equity for the three and nine months ended  September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended  September 30, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Revisions

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the preparation of the Company’s 2019 year-end consolidated financial statements, a classification error in the Company’s previously issued consolidated statements of cash flows was identified. Specifically, it was determined that payments made under the Company’s multiyear agreements for the purchase of internal use intangible assets should have been classified as use of cash for financing activities and not as use of cash for investing activities as originally presented. Such classification error had no impact on the Company’s consolidated balance sheets, statements of income (loss), statements of comprehensive income (loss) or statements of stockholders’ equity. Although the Company assessed the materiality of the error and concluded that the error was not material to the previously issued annual or interim financial statements, the Company did revise its previously issued 2018 and 2017 annual financial statements to correct for such classification error in connection with the filing of its 2019 Annual Report on Form 10-K, and disclosed that it would be revising its unaudited quarterly condensed consolidated statements of cash flows in connection with the filing of its Quarterly Reports on Form 10-Q in fiscal year 2020.  In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying 2019 unaudited condensed consolidated statement of cash flows to correct for such classification error. The effect of the revisions on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2019 was as follows: (i) cash used in investing activities decreased by $19,895 from $78,138 to $58,243, and (ii) cash used in financing activities increased by $19,895 from $17,751 to $37,646.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for a summary of significant accounting policies. On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), and accordingly, modified its policy on accounting for allowance for doubtful accounts on trade accounts receivable and available-for-sale debt securities as stated below. As described under the “Recent Accounting Pronouncements” below, the impact of adopting ASC 326 for the Company was not material.

There have been no other significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2020.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of September 30, 2020 was $1,202.  The allowance for doubtful accounts as of December 31, 2019 was $1,152. The activities in this account, including the current-period provision for expected credit losses for the three and nine months ended September 30, 2020, were not material.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Debt Securities

The Company performs an evaluation of its available-for-sale debt securities in unrealized loss position.  The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through the statement of income (loss).  For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense.  Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  There was no allowance for credit loss as of September 30, 2020.  Accrued interest receivable on available-for-sale debt securities as of September 30, 2020 was $454 and excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities is reported within Prepaid expenses and other current assets on the condensed consolidated balance sheets. Any interest accrued that is past due by more than 90 days is written off through reversal of interest income.

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

The Company incurred acquisition costs of $1,550, of which $1,015 was incurred in the year ended  December 31, 2019 and $535 was included in general and administrative expense in the condensed consolidated statement of income (loss) for the nine months ended September 30, 2020.

eSilicon contributed revenue of $31,455 and pre-tax income of $1,108 to the Company for the three months ended September 30, 2020.  eSilicon contributed revenue of $91,306 and pre-tax loss of $13,884 for the period from January 10, 2020 to September 30, 2020.

Prior to the acquisition, the Company owned a minority equity interest in eSilicon.  The fair value of the equity interest immediately before the acquisition date was $14,999, which resulted in a gain of $4,999 and was included in Other income, net in the condensed consolidated statement of income (loss) for the nine  months ended September 30, 2020.  The fair value was determined based on the proceeds received as a holder of eSilicon's preferred stock.

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

The Company incurred acquisition costs of $180 included in general and administrative expense in the condensed consolidated statement of income (loss) for the nine months ended September 30, 2020.

Arrive contributed revenue of $975 and pre-tax loss of $1,087 to the Company for the three months ended September 30, 2020.  Arrive contributed revenue of $1,546 and pre-tax loss of $1,207 to the Company for the period from May 18, 2020 to September 30, 2020.

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, assuming the eSilicon and Arrive acquisitions have been completed as of January 1, 2019. The pro forma information includes adjustments to revenue, amortization and depreciation for intangible assets and property and equipment acquired, amortization of the purchase accounting effect on inventory acquired from eSilicon and interest income for reduction in short-term investments to fund the acquisition.

	Pro Forma Three Months Ended		Pro Forma Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)		(unaudited)
Revenue	$180,691	$121,206	$502,892	$344,433
Net loss	$(2,447)	$(25,497)	$(50,328)	$(110,400)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and are based on the historical financial information of the Company, eSilicon and Arrive, reflecting the results of operations for the three and nine months ended September 30, 2020 and 2019. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisitions as of the beginning of the period presented. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisitions.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

4. Investments

The following table summarizes the investments in marketable securities by investment category:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$—	$—	$3,752	$3,759
Municipal bonds	18,963	19,093	6,062	6,119
Corporate notes/bonds	49,325	49,925	118,859	119,449
Asset backed securities	2,500	2,520	4,239	4,268
Commercial paper	3,538	3,539	6,464	6,464
Certificate of deposit	—	—	72	72
Total investments	$74,326	$75,077	$139,448	$140,131

As of September 30, 2020, there were no investments that had an unrealized loss position. The Company reviews the investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of available-for-sale securities at September 30, 2020 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$58,928	$59,357
Due between one and five years	15,398	15,720
	$74,326	$75,077

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of September 30, 2020 was $1,804 and $190, respectively.  The fair value of the investment and unrealized loss as of December 31, 2019 was $1,662 and $332, respectively.  This investment is included in Other assets, net in the condensed consolidated balance sheets.

The Company has non-marketable equity investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in Other income, net in the condensed consolidated statement of income (loss).  As of September 30, 2020, non-marketable equity investments had a carrying value of approximately $23,593, of which $11,093 was remeasured to fair value based on an observable transaction during the nine months ended September 30, 2020.  These investments are included in Other assets, net in the condensed consolidated balance sheets.  An unrealized gain of $1,801 was recorded in Other income and included as an adjustment to the carrying value of non-marketable equity investments for the nine months ended September 30, 2020.

5. Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$49,900	$18,593
Work in process	36,178	19,081
Finished goods	22,487	17,339
	$108,565	$55,013

6. Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Laboratory and production equipment	$183,647	$144,866
Office, software and computer equipment	46,261	37,241
Furniture and fixtures	1,869	1,617
Leasehold improvements	20,351	8,282
	252,128	192,006
Less accumulated depreciation and amortization	(125,951)	(112,443)
	$126,177	$79,563

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Depreciation and amortization expense of property and equipment for the three and nine months ended  September 30, 2020 was $6,540 and $19,805, respectively.  Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2019 was $5,668 and $16,726, respectively.

As of September 30, 2020 and December 31, 2019, computer software costs included in property and equipment were $8,222 and $7,339, respectively. Amortization expense of capitalized computer software costs was $254 and $757 for the three and nine months ended  September 30, 2020, respectively.  Amortization expense of capitalized computer software costs was $94 and $280 for the three and nine months ended  September 30, 2019, respectively.

Property and equipment not yet paid in cash as of September 30, 2020 and December 31, 2019 was $11,010 and $4,728, respectively.

7. Intangible Assets

The following table presents details of intangible assets:

	September 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$229,270	$144,368	$84,902	$186,800	$123,365	$63,435
Customer relationships	70,540	38,704	31,836	70,540	31,409	39,131
Contract manufacturing rights	102,388	14,795	87,593	—	—	—
Trade name	2,310	1,974	336	2,310	1,766	544
Patents	1,579	1,086	493	1,579	1,010	569
Software	79,075	28,065	51,010	74,022	9,411	64,611
	$485,162	$228,992	$256,170	$335,251	$166,961	$168,290

The following table presents amortization of intangible assets for the three and nine months ended  September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$12,380	$9,724	$35,938	$29,172
Research and development	7,083	5,806	20,667	16,722
Sales and marketing	2,432	2,432	7,296	7,296
General and administrative	93	147	285	445
	$21,988	$18,109	$64,186	$53,635

Based on the amount of intangible assets subject to amortization at September 30, 2020, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2020 (remaining)	$21,942
2021	80,982
2022	69,614
2023	42,365
2024	27,122
Thereafter	14,145
$256,170

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	4.4
Customer relationship	3.3
Contract manufacturing rights	4.3
Trade name	1.2
Patents	7.2
Software	2.0

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

8. Leases

The Company has operating leases for office facilities. The leases have remaining lease terms of one year to ten years and some may include options to extend the lease for up to five years.

Information related to operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$2,394	$1,170	$6,920	$3,268
Cash paid for leases	1,820	1,028	5,147	3,219
Right of use assets obtained in exchange for lease obligations	418	2,927	4,161	3,151

Weighted average remaining lease term and weighted average discount are as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (years)	7.88	8.52
Weighted average discount rate	3.8%	3.9%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 are as follows:

2020 (remaining)	$1,785
2021	6,878
2022	7,087
2023	7,050
2024	6,734
Thereafter	23,984
Total future minimum lease payments	53,518
Less: Imputed interest	7,896
Lease incentive recognized as offset to lease liability	3,139
Present value of lease obligations	$42,483

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Product Warranty Obligation

As of  September 30, 2020 and December 31, 2019, the product warranty liability was $110. There was no change in product warranty liability during the three and nine months ended  September 30, 2020 and 2019.

10. Convertible Debt

The carrying amount of the Company’s long-term debt consists of the following:

	September 30, 2020	December 31, 2019
Principal	$617,737	$517,500
Less:
Unamortized debt discount	(99,360)	(38,105)
Unamortized debt issuance costs	(10,252)	(3,217)
Net carrying amount of long-term debt	508,125	476,178
Less current portion of long-term debt	107,699	217,467
Long-term debt, non-current portion	$400,426	$258,711

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

Interest expense for the Convertible Notes 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$139	$650	$1,152	$1,936
Amortization of debt discount	686	2,960	5,426	8,627
Amortization of debt issuance costs	62	267	489	777
Total interest expense	$887	$3,877	$7,067	$11,340

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

Interest expense for the Convertible Notes 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$110	$541	$1,044	$1,608
Amortization of debt discount	855	3,682	7,504	10,732
Amortization of debt issuance costs	70	302	615	879
Total interest expense	$1,035	$4,525	$9,163	$13,219

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Convertible Notes 2020 are governed by an Indenture dated April 24, 2020 (the “Indenture 2020”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Indenture 2020 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.  The Indenture 2020 contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes 2020 then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2020, to be due and payable. Upon events of default involving specified bankruptcy events involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2020 will be due and payable immediately.  Notwithstanding the foregoing, the Indenture 2020 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2020 consists exclusively of the right to receive additional interest on the Convertible Notes 2020.  As of September 30, 2020, none of the conditions allowing holders of the Convertible Notes 2020 to convert had been met.

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

Interest expense for the Convertible Notes 2020 for the three and nine months ended September 30, 2020 are as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Contractual interest expense	$1,042	$1,801
Amortization of debt discount	4,511	7,745
Amortization of debt issuance costs	469	805
Total interest expense	$6,022	$10,351

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

During the three months ended June 30, 2020, the Company repurchased $180,454 and $223,090 aggregate principal amount of the Convertible Notes 2015 and Convertible Notes 2016, respectively.  During the three months ended September 30, 2020, the Company repurchased $2,219 aggregate principal amount of the Convertible Notes 2016.  The repurchase was accounted for as debt extinguishment.  The Company paid a total of $410,002 cash (excluding payment for accrued interest) and issued a total of 4,963,135 shares of common stock.  The total repurchase consideration was allocated to the liability and equity components of respective Convertible Notes.  The total repurchase consideration allocated to the liability component was based on the fair value of the liability component using discount rates based on the Company's estimated rate for a similar liability with the same maturity, but without the conversion option.  The repurchase consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate repurchase consideration.  The loss on extinguishment was determined by comparing the allocated purchase consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The net carrying amount of the liability component of the convertible debt immediately prior to the repurchase was as follows:

	Convertible Notes 2015	Convertible Notes 2016
Principal	$180,454	$225,309
Unamortized debt discount	(5,596)	(15,850)
Unamortized debt issuance costs	(504)	(1,299)
Total	$174,354	$208,160

The loss on early extinguishment of debt is calculated as follows:

	Convertible Notes 2015	Convertible Notes 2016
Repurchase consideration allocated to the liability component	$177,622	$218,338
Net carrying value of debt	(174,354)	(208,160)
Loss on early extinguishment	$3,268	$10,178

The repurchase consideration allocated to the equity component of $299,458 and $272,348 for the Convertible Notes 2015 and Convertible Notes 2016, respectively, was recorded as a reduction to additional paid-in capital in the Company's balance sheet.  The total value of common stock issued in relation to the repurchases was $295,660 and $262,105 for the Convertible Notes 2015 and Convertible Notes 2016, respectively.

The conversion condition for the Convertible Notes 2015 and Convertible Notes 2016 was met during the three months ended September 30, 2020.  During the three months ended September 30, 2020, the Company received conversion requests on the aggregate principal amount for the Convertible Notes 2016 of $1,674, which remain unsettled as of  September 30, 2020.

11. Other Liabilities

Other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Software license agreements liability	$25,292	$25,810
Operating lease liability	2,321	2,545
Others	16,104	5,176
	$43,717	$33,531

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Other long-term liabilities consist of the following:

	September 30, 2020	December 31, 2019
Income tax payable	$1,035	$692
Software license agreements liability	20,793	36,144
Operating lease liability	40,162	41,074
Others	2,950	1,007
	$64,940	$78,917

12. Income Taxes

The Company normally determines its interim income tax provision using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. The Company incurred pretax loss during the three and nine months ended  September 30, 2020 and 2019 from its U.S. operations and will not recognize a tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute the Company’s  September 30, 2020 and 2019 interim tax provision.

The Company recorded an income tax provision of $1,188 and $1,482 in the three and nine months ended  September 30, 2020, respectively. The effective tax rates were (54.2%) and (3.2%) in the three and nine months ended  September 30, 2020, respectively. The difference between the effective tax rates and the 21% federal statutory rate was primarily due to change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in expected operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation and global intangible low-taxed income ("GILTI") inclusion. The income tax expense for the nine months ended September 30, 2020 included a reversal of certain unrecognized tax benefit as a result of the Internal Revenue Service exam conclusion with a no change report.  The reversal of the unrecognized tax benefit had no impact on the Company’s income tax provision as a result of the full federal valuation allowance.  The income tax expense for the nine months ended September 30, 2020 included an accrual for unrecognized tax benefit for foreign taxes and an income tax benefit for the remeasurement of certain net foreign deferred tax liability based on the renewed tax holiday period in Singapore.

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

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 During the three and nine months ended  September 30, 2020, the gross amount of the Company’s unrecognized tax benefits decreased approximately $1,203 and $4,856,  respectively.  The decrease for the three months ended September 30, 2020 was primarily a result of the remeasurement of certain foreign unrecognized tax benefits, partially offset by the results of tax positions taken during the current year.  The decrease for the nine months ended September 30, 2020 was primarily a result of the Internal Revenue Service exam conclusion and the remeasurement of certain foreign unrecognized tax benefits, partially offset by the results of tax positions taken during the current year.  Substantially all of the unrecognized tax benefits as of September 30, 2020, if recognized, would affect the Company’s effective tax rate.

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

13. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock options	711,969	999,357	777,721	1,061,221
Unvested restricted stock units and market value stock units	2,758,458	2,781,820	2,872,917	2,787,656
Convertible debt	6,402,006	10,830,038	9,091,074	10,830,038
	9,872,433	14,611,215	12,741,712	14,678,915

14. Stock–Based Compensation

In June 2010, the Company's Board of Directors (the “Board”) adopted the Company’s 2010 Stock Incentive Plan, which was amended and restated in July 2017 (the “2010 Plan”). The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The compensation committee of the Board administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At September 30, 2020, 5,695,657  shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the three and nine months ended  September 30, 2020 and 2019.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	905,141	$13.68	1.81	$54,616
Exercised	(207,424)	$10.53
Outstanding at September 30, 2020	697,717	$14.62	1.29	$68,120
Vested and Exercisable at September 30, 2020	697,717	$14.62	1.29	$68,120

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $17,326 and $7,953, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $2,177 and $1,907 for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table summarizes information regarding outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	3,822,325	$41.38
Granted	1,426,180	$87.74
Vested	(1,350,279)	$43.86
Canceled	(72,790)	$55.49
Outstanding at September 30, 2020	3,825,436	$57.51
Expected to vest at September 30, 2020	3,786,642

The RSUs include performance-based stock units subject to achievement of pre-established revenue goal and earnings per share on a non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service.  As of September 30, 2020, the total performance-based units outstanding was 39,338.

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

Employee Stock Purchase Plan

In December 2011, the Board adopted the Company's Employee Stock Purchase Plan, which was amended and restated in April 2015, and further amended and restated in April 2018 (the “ESPP”). Participants purchase the Company's stock using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the ESPP, the "look-back" period for the stock purchase price is six months. Offering and purchase periods will begin on February 10 and August 10 of each year. Participants will be granted the right to purchase common stock at a price per share that is 85% of the lesser of the fair market value of the Company's common stock at the beginning or the end of each six-month period.

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company immediately after the election to purchase common stock, and (ii) no employee may be granted rights to purchase more than $25 of fair value of common stock in each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000 shares. Total common stock issued under the ESPP during the nine months ended September 30, 2020 and 2019 was 128,892 and 208,721, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of the ESPP purchases is estimated at the start of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.12%	1.93%	0.88%	2.26%
Expected life (in years)	0.50	0.50	0.49	0.49
Dividend yield	—	—	—	—
Expected volatility	62%	39%	50%	43%
Estimated fair value	$38.02	$16.50	$29.17	$13.35

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s condensed consolidated statements of income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$2,136	$1,953	$6,033	$4,432
Research and development	16,484	10,297	45,995	30,954
Sales and marketing	5,858	4,312	16,320	11,729
General and administrative	4,568	3,316	12,953	9,482
	$29,046	$19,878	$81,301	$56,597

Total unrecognized compensation cost related to unvested restricted stock units at September 30, 2020, prior to the consideration of expected forfeitures, is approximately $185,745 and is expected to be recognized over a weighted-average period of 2.64 years.

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

The Convertible Notes are carried on the condensed consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of  September 30, 2020 and December 31, 2019, the fair value of the Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. The fair value of the outstanding Convertible Notes as of  September 30, 2020 and  December 31, 2019 was $873,967 and $845,296, respectively.

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis:

September 30, 2020	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$10,640	$10,004	$636
Commercial paper	17,028	—	17,028
Investment in marketable debt securities:
Municipal bonds	19,093	—	19,093
Corporate notes/bonds	49,925	—	49,925
Asset backed securities	2,520	—	2,520
Commercial paper	3,539	—	3,539
	$102,745	$10,004	$92,741

December 31, 2019	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$190,598	$67,494	$123,104
Commercial paper	9,465	—	9,465
Municipal bonds	1,250	—	1,250
Investments in marketable securities:
U.S. Treasury securities	3,759	3,759	—
Municipal bonds	6,119	—	6,119
Corporate notes/bonds	119,449	—	119,449
Asset-backed securities	4,268	—	4,268
Commercial paper	6,464	—	6,464
Certificate of deposit	72	72	—
	$341,444	$71,325	$270,119

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

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
China	$102,391	$34,503	$272,251	$110,769
United States	37,446	32,936	112,527	73,902
Thailand	21,286	14,816	54,017	41,661
Other	19,568	11,976	56,618	36,407
	$180,691	$94,231	$495,413	$262,739

Inphi Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of September 30, 2020, $65,765 of long-lived tangible assets are located outside the United States, of which $55,910 are located in Taiwan. As of December 31, 2019, $33,826 of long-lived tangible assets are located outside the United States, of which $27,750 are located in Taiwan.

17. Commitments and Contingencies

Noncancelable Purchase Obligations

 The Company has noncancelable service agreements, including software licenses, colocation and cloud services used in research and development activities expiring in various years through 2024. As of September 30, 2020, future minimum payments under the noncancelable agreements are as follows:

2020 (remaining)	$243
2021	720
2022	69
2023	4
2024	2
Total	$1,038

The Company depends upon third-party subcontractors to manufacture its wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of September 30, 2020, the total value of open purchase orders for wafers was approximately $39,308.

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

While the Company intends to defend the lawsuit vigorously, in view of the USPTO and Federal Circuit proceedings, whether or not determined in the Company’s favor or settled, the lawsuit could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect the Company’s business.

Due to the nature of litigation, the Company is currently unable to predict the final outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of  September 30, 2020 and December 31, 2019.

18. Subsequent Events

Pending Merger with Marvell Technology

On October 29, 2020, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Marvell Technology Group Ltd., a Bermuda exempted company (“Marvell”), Maui HoldCo, Inc., a Delaware corporation and a wholly-owned subsidiary of Marvell (“HoldCo”), Maui Acquisition Company Ltd, a Bermuda exempted company and a wholly-owned subsidiary of HoldCo (“Bermuda Merger Sub”), and Indigo Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of HoldCo (“Delaware Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Bermuda Merger Sub will merge with and into Marvell, with Marvell surviving the merger as a wholly-owned subsidiary of HoldCo (the “Bermuda Merger”), followed immediately by the merger of Delaware Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of HoldCo (the “Delaware Merger” and, together with the Bermuda Merger, the “Mergers”).  The Mergers will result in a combined company domiciled in the United States, with Marvell shareholders owning approximately 83% of the combined company, and the Company’s stockholders owning approximately 17% of the combined company.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, (i) at the effective time of the Bermuda Merger, all issued and outstanding common shares of Marvell (other than shares held by Marvell in Marvell’s treasury or held by HoldCo, Bermuda Merger Sub or any other subsidiary of Marvell) will be automatically converted into the right to receive one share of common stock of HoldCo (“HoldCo Common Stock”) and (ii) at the effective time of the Delaware Merger, all outstanding shares of common stock of the Company (other than (x) shares held by the Company (or held in the Company’s treasury) or held by Marvell, Delaware Merger Sub or any other subsidiary of Marvell or held, directly or indirectly, by any subsidiary of the Company or (y) shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law) will be automatically converted into the right to receive 2.323 shares of HoldCo Common Stock and $66.0 in cash per share, without interest, plus cash in lieu of any fractional shares of HoldCo Common Stock.

If the Merger Agreement is terminated under certain circumstances, an alternative acquisition proposal had previously been made with respect to the Company, and within 12 months of the termination of the Merger Agreement, the Company enters into a definitive agreement for certain extraordinary corporate transactions or completes any such transaction, the Company would be obligated to pay Marvell a fee equal to $300,000. The Company would also be obligated to pay this fee if the Merger Agreement is terminated because of certain triggering events by the Company, including the Board changing or withdrawing its recommendation regarding the Mergers, or failing to reaffirm its’ support for the Mergers in certain circumstances. Additionally, the Company would be obligated to pay this fee if it elects to terminate the Merger Agreement to enter into certain superior acquisition transactions.

If the Merger Agreement is terminated because of certain triggering events by Marvell, including Marvell’s board of directors changing or withdrawing its recommendation regarding the Mergers, or failing to reaffirm its support for the Mergers in certain circumstances, Marvell would be obligated to pay the Company a fee equal to $400,000. Marvell would also be obligated to pay this fee if it elects to terminate the Merger Agreement to enter into certain superior acquisition transactions. Additionally, if the Merger Agreement is terminated due to failure to receive certain regulatory approvals or because of the existence of certain government orders or litigations, Marvell would be obligated to pay the Company a fee equal to $460,000.

If the Merger Agreement is terminated due to the failure to obtain the Company’s stockholder approval or Marvell’s shareholder approval, the party whose stockholders did not approve the transaction will be obligated to reimburse the other party for its fees, costs and other expenses related to the Merger Agreement (including legal fees, financial advisory fees, and consultant fees), up to a maximum of $25,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements include statements regarding the potential benefits of the proposed acquisition by Marvell of us, including future financial and operating results, plans, objectives, expectations and intentions, the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on our personnel, on our suppliers, and on our customers and their respective end markets, our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog semiconductor solutions, our competitive position, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, our plans to expand international operations, enhancements of existing products, the benefits of outsourcing, our ability to forecast demand and its effects, the impact of U.S. government export restrictions on Huawei, our acquisitions and investments in other companies or technologies, including our acquisitions of eSilicon Corporation and Arrive Technologies, Inc. and the anticipated benefits thereof, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, expectations regarding settlement of convertible notes, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, and our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the satisfaction of the conditions to closing the acquisition by Marvell of us (including the failure to obtain necessary regulatory and stockholder approvals) in the anticipated timeframe or at all, risks related to the ability to realize the anticipated benefits of the acquisition, including the possibility that the expected benefits to the combined company from the proposed acquisition will not be realized or will not be realized within the expected time period, disruption from the transaction making it more difficult to maintain business, contractual and operational relationships, the unfavorable outcome of any legal proceedings that have been or may be instituted against Marvell, us or the combined company, the ability to retain key personnel, negative effects of this announcement or the consummation of the proposed acquisition on the market price of the capital stock of us or Marvell, and on our and Marvell’s operating results, risks relating to the value of the HoldCo Common Stock to be issued in the transaction, significant transaction costs, fees, expenses and charges, unknown liabilities, the risk of litigation and/or regulatory actions related to the proposed acquisition, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, the impact of the COVID-19 pandemic, factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of changes in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, the risks set forth throughout this report, including the risks set forth under Part II, “Item 1A. Risk Factors” and the risks set forth from time to time in our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2019.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this report. We do not intend to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, COVID-19 had a significant impact on the global economy, including accelerating the shift to cloud computing and driving a sharp increase in demand for bandwidth.  Our  operating results for the three and nine months ended September 30, 2020 were not significantly affected by the COVID-19 pandemic. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees.  We also took certain actions in response to the pandemic, which are set forth above in “Note Regarding COVID-19.”

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

In April 2020, we issued $506.0 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2025 in a private placement.  We also repurchased some of our Convertible Notes 2015 and Convertible Notes 2016 during the nine months ended September 30, 2020.

 A detailed discussion of our business may be found in Part I, “Item 1. Business.” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Quarterly Update

As discussed in more detail below, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, we delivered the following financial performance:

•

Revenue increased by $86.5 million, or 92%, to $180.7 million in the three months ended September 30, 2020. In the nine months ended September 30, 2020, revenue increased by $232.7 million, or 89%, to $495.4 million.

•

Gross profit as a percentage of revenue decreased from 58% to 56% in the three months ended September 30, 2020.  In the nine months ended September 30, 2020, gross profit as a percentage of revenue decreased from 58% to 54%.

•

Total operating expenses increased by $29.9 million, or 46%, to $95.3 million in the three months ended September 30, 2020.  In the nine months ended September 30, 2020, total operating expenses increased by $90.7 million, or 47%, to $282.5 million.

•

Loss from operations decreased by $17.1 million to income from operations of $6.2 million in the three months ended September 30, 2020.  In the nine months ended September 30, 2020, loss from operations decreased by $26.3 million to $14.3 million.

•

During the nine months ended September 30, 2020, we repurchased and converted some of our Convertible Notes 2015 and Convertible Notes 2016 which resulted in a loss on early extinguishment of $13.4 million.

•	Loss per share decreased to $0.07 from $0.36 in the three months ended September 30, 2020. In the nine months ended September 30, 2020, loss per share decreased to $0.97 from $1.32.

The increase in our revenue for the three months and nine months ended September 30, 2020 was primarily the result of increases in telecommunication, cloud and legacy products, including eSilicon products.

The decrease in gross profit as a percentage of revenue in the three and nine months ended September 30, 2020  was due to amortization of inventory fair value step-up of acquired inventories and amortization of acquired intangibles related to the eSilicon acquisition and change in product and revenue mix.

Total operating expenses for the three and nine months ended September 30, 2020 increased year-over-year primarily due to an increase in headcount and stock-based compensation expense as a result of new equity grants.  Our expenses primarily consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From July 2019 to September 2020, our headcount increased by 102 new employees, primarily in the engineering department. In addition, the acquisitions of eSilicon and Arrive added 318 employees, including transition employees.  We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products and to support the growth of our business. Our loss per share for the three months ended September 30, 2020 decreased primarily due to higher gross profit, partially offset by higher operating expenses and lower interest income and unrealized gain on equity investment. Our loss per share for the nine months ended September 30, 2020 decreased primarily due to higher gross profit, partially offset by higher operating expenses and loss on early extinguishment of debt.

Our cash and cash equivalents were $147.9 million at September 30, 2020, compared with $282.7 million at December 31, 2019.  Cash provided by operating activities was $110.9 million during the nine months ended September 30, 2020 compared to $75.0 million during the nine months ended September 30, 2019. Cash used in investing activities during the nine months ended September 30, 2020 was $202.5 million due to the acquisitions of business of $223.7 million, purchases of property and equipment of $52.5 million, marketable securities of $41.9 million, and equity investment of $6.0 million, partially offset by maturities and sales of marketable securities of $107.3 million, and proceeds from the eSilicon investment of $15.0 million. Cash used in financing activities during the nine months ended September 30, 2020 was $43.3 million primarily due to convertible debt repurchases of $410.0 million, payments of obligations relating to purchase of intangible assets of $31.0 million, minimum tax withholding paid on behalf of employees for net share settlement of $49.2 million, purchase of capped call options of $55.7 million, and payments of obligations relating to equipment financing of $0.3 million, partially offset by proceeds from convertible debt, net of cost of $492.7 million, proceeds from ESPP purchases and exercise of stock options of $10.1 million.

Recent Development

On October 29, 2020, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Marvell Technology Group Ltd., a Bermuda exempted company (“Marvell”), Maui HoldCo, Inc., a Delaware corporation and a wholly-owned subsidiary of Marvell (“HoldCo”), Maui Acquisition Company Ltd, a Bermuda exempted company and a wholly-owned subsidiary of HoldCo (“Bermuda Merger Sub”), and Indigo Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of HoldCo (“Delaware Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Bermuda Merger Sub will merge with and into Marvell, with Marvell surviving the merger as a wholly-owned subsidiary of HoldCo (the “Bermuda Merger”), followed immediately by the merger of Delaware Merger Sub with and into Inphi, with Inphi surviving the merger as a wholly-owned subsidiary of HoldCo (the “Delaware Merger” and, together with the Bermuda Merger, the “Mergers”).  The Mergers will result in a combined company domiciled in the United States, with Marvell shareholders owning approximately 83% of the combined company, and our stockholders owning approximately 17% of the combined company.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, (i) at the effective time of the Bermuda Merger, all issued and outstanding common shares of Marvell (other than shares held by Marvell in Marvell’s treasury or held by HoldCo, Bermuda Merger Sub or any other subsidiary of Marvell) will be automatically converted into the right to receive one share of common stock of HoldCo (“HoldCo Common Stock”) and (ii) at the effective time of the Delaware Merger, all outstanding shares of our common stock (other than (x) shares held by us (or held in our treasury) or held by Marvell, Delaware Merger Sub or any other subsidiary of Marvell or held, directly or indirectly, by any of our subsidiaries or (y) shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law) will be automatically converted into the right to receive 2.323 shares of HoldCo Common Stock and $66.0 in cash per share, without interest, plus cash in lieu of any fractional shares of HoldCo Common Stock.

The Merger Agreement contains customary representations and warranties of Marvell and us relating to their and our respective businesses and public filings, in each case generally subject to a materiality and “Material Adverse Effect” qualifiers. Additionally, the Merger Agreement provides for customary pre-closing covenants of us, including a covenant to conduct its business in the ordinary course in all material respects and in accordance with past practice and to refrain from taking certain actions without Marvell’s consent. We have agreed not to solicit proposals, provide information to third parties, or enter into discussions, relating to alternative transaction proposals, or recommend or enter into agreements relating to certain specified alternative transactions, subject, to certain exceptions that would permit us to consider and recommend certain superior proposals if the failure to do so would be inconsistent with our board of directors’ fiduciary duties, or to terminate the Merger Agreement to accept certain superior proposals if the failure to do so would be inconsistent with our board of directors fiduciary duties.

Consummation of the Mergers is subject to various conditions, including, among others, (a) adoption of the Merger Agreement by our stockholders; (b) the approval of the Bermuda Merger by Marvell’s shareholders; (c) the effectiveness of a registration statement on Form S-4 to be filed with the SEC by HoldCo in connection with the issuance of HoldCo Common Stock in the Mergers; (d) the approval of the listing of HoldCo Common Stock on The Nasdaq Stock Market LLC; and (e) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other regulatory clearances. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its covenants and obligations under the Merger Agreement and the absence of a “Material Adverse Effect” on the other party (as defined in the Merger Agreement).

The Merger Agreement also provides the parties with rights to terminate the Merger Agreement in certain circumstances, including if the Mergers have not been consummated by June 29, 2021 (which may be extended up to March 1, 2022 in order to satisfy certain regulatory closing conditions), if either party fails to obtain the necessary approvals for the Mergers from its stockholders, or if there is an order permanently restraining, enjoining, or otherwise prohibiting either Merger.

If the Merger Agreement is terminated under certain circumstances, an alternative acquisition proposal had previously been made with respect to us, and within 12 months of the termination of the Merger Agreement, we enter into a definitive agreement for certain extraordinary corporate transactions or completes any such transaction, we would be obligated to pay Marvell a fee equal to $300.0 million. We would also be obligated to pay this fee if the Merger Agreement is terminated because of certain triggering events by us, including our board of directors changing or withdrawing its recommendation regarding the Mergers, or failing to reaffirm its’ support for the Mergers in certain circumstances. Additionally, we would be obligated to pay this fee if we elect to terminate the Merger Agreement to enter into certain superior acquisition transactions.

If the Merger Agreement is terminated because of certain triggering events by Marvell, including Marvell’s board of directors changing or withdrawing its recommendation regarding the Mergers, or failing to reaffirm its support for the Mergers in certain circumstances, Marvell would be obligated to pay us a fee equal to $400.0 million. Marvell would also be obligated to pay this fee if it elects to terminate the Merger Agreement to enter into certain superior acquisition transactions. Additionally, if the Merger Agreement is terminated due to failure to receive certain regulatory approvals or because of the existence of certain government orders or litigations, Marvell would be obligated to pay us a fee equal to $460.0 million.

If the Merger Agreement is terminated due to the failure to obtain our stockholder approval or Marvell’s shareholder approval, the party whose stockholders did not approve the transaction will be obligated to reimburse the other party for its fees, costs and other expenses related to the Merger Agreement (including legal fees, financial advisory fees, and consultant fees), up to a maximum of $25.0 million.

In connection with the Mergers, Marvell delivered to us a copy of (i) an executed 364-day bridge facility commitment letter, dated as of October 29, 2020, among Marvell, HoldCo and JPMorgan Chase Bank, N.A. (“JPMorgan”) and (ii) an executed facilities commitment letter, dated as of October 29, 2020, among Marvell, HoldCo and JPMorgan, pursuant to which JPMorgan has committed, subject to customary conditions, to lend initially to Marvell and on and after the closing date of the Mergers, HoldCo, up to $4,000.0 million of bridge and term loans for the purpose of funding the Mergers on the closing date (the “Debt Financing”). Marvell’s obligations pursuant to the Merger Agreement are not conditioned on Marvell obtaining the Debt Financing.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to credit losses, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and intangible assets valuation, allowance for distributors’ price discounts, valuation of equity securities, recognition and disclosure of fair value of convertible debt, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies and business combinations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources.  In March 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization.  While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions noted above.  The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2020. On January 1, 2020, we adopted ASU 2016-13, Credit Losses (Topic 326). The effects of this adoption are discussed in note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth a summary of our statements of income (loss) as a percentage of each line item to the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	44	42	46	42
Gross profit	56	58	54	58
Operating expenses:
Research and development	37	47	40	51
Sales and marketing	9	13	9	13
General and administrative	7	9	8	9
Total operating expenses	53	69	57	73
Income (loss) from operations	3	(11)	(3)	(15)
Interest expense	(5)	(10)	(6)	(10)
Loss on early extinguishment of debt	—	—	(3)	—
Other income (expense), net	—	5	2	3
Loss before income taxes	(2)	(16)	(10)	(22)
Provision for income taxes	—	1	—	1
Net loss	(2)%	(17)%	(10)%	(23)%

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$180,691	$94,231	$86,460	92%

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$495,413	$262,739	$232,674	89%

Revenue for the three and nine months ended September 30, 2020 increased by $86.5 million and $232.7 million, respectively, primarily due to an increase in the number of units sold, partially offset by a decrease in average selling price (“ASP”). Revenue for the three months ended September 30, 2020 increased primarily due to increases in revenue from cloud products by $39.3 million, telecommunication products by $29.8 million and legacy products by $17.4 million. The number of units sold increased for the three months ended September 30, 2020 by 725% primarily due to eSilicon products sold. The ASP decreased by 75% due to an increase in the number of units sold of lower ASP eSilicon products. This was partially offset by a decrease in non-product revenue by $3.7 million due to completion of certain license and nonrecurring engineering development agreements.

In the nine months ended September 30, 2020, revenue increased primarily due to increases in revenue from cloud products by $121.6 million, telecommunication products by $74.9 million and legacy products by $36.1 million.  The number of units sold increased for the nine months ended September 30, 2020 by 578% primarily due to eSilicon products sold. The ASP decreased by 71% due to an increase in the number of units sold of lower ASP eSilicon products. In addition, non-product revenue increased by $6.3 million due to new license and nonrecurring engineering development agreements.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$79,151	$39,749	$39,402	99%
Gross profit	$101,540	$54,482	$47,058	86%
Gross profit as a percentage of revenue	56%	58%	—	(2%)

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$227,244	$111,517	$115,727	104%
Gross profit	$268,169	$151,222	$116,947	77%
Gross profit as a percentage of revenue	54%	58%	—	(4%)

Cost of revenue and gross profit for the three and nine months ended September 30, 2020 increased primarily due to higher revenue as discussed above. Gross profit as a percentage of revenue for both the three and nine months ended September 30, 2020 decreased due mainly to amortization of inventory fair value step-up related to acquired eSilicon inventories of $0.1 million and $4.5 million sold during the three and nine months ended September 30, 2020, respectively, and amortization of acquired intangibles of $6.2 million and $18.0 million for the three and nine months ended September 30, 2020, respectively.

  Research and Development

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$66,832	$44,895	$21,937	49%

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$198,701	$133,999	$64,702	48%

Research and development expense for the three and nine months ended September 30, 2020 increased compared to the corresponding 2019 periods primarily due to increase in personnel costs and stock-based compensation of $13.6 million and $42.1 million, respectively, mainly as a result of the eSilicon acquisition, new hires and new equity awards granted to employees. Software tools expense increased by $1.4 million and $7.7 million for the three and nine months ended September 30, 2020, respectively, mainly due to new software license subscriptions and cost of termination of eSilicon contracts.  Information technology and allocated expenses increased by $4.1 million and $11.7 million for the three and nine months ended September 30, 2020, respectively, due to the eSilicon acquisition, increased design activities and higher engineering activities.  Testing, laboratory supplies, packaging and pre-production engineering mask costs increased by $2.3 million and $3.7 million for the three and nine months ended September 30, 2020, respectively, due to increased research and development activities.

 Sales and Marketing

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$15,341	$12,311	$3,030	25%

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$45,274	$35,344	$9,930	28%

Sales and marketing expense for the three and nine months ended September 30, 2020 increased compared to the corresponding 2019 periods primarily due to increase in personnel costs and stock-based compensation by $2.5 million and $8.3 million, respectively, mainly as a result of the eSilicon acquisition, new hires and new equity awards granted to employees.  In addition, commission expense increased by $0.8 million and $1.2 million for the three and nine months ended September 30, 2020, respectively, due to higher revenue.

General and Administrative

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$13,125	$8,165	$4,960	61%

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$38,508	$22,478	$16,030	71%

General and administrative expenses for the three and nine months ended September 30, 2020 increased compared to the corresponding 2019 periods primarily due to increase in salary and stock-based compensation by $1.6 million and $6.5 million, respectively, mainly as a result of the eSilicon and Arrive acquisitions, new hires and new equity awards granted to employees.  Professional service fees increased by $2.1 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, due to the acquisitions.  In addition, allocated expenses such as facility, human resources and information technology expenses increased by $0.7 million and $3.2 million for the three and nine months ended September 30, 2020, respectively, due to the acquisition of eSilicon and new building lease for the Company's head office in California.

Provision for Income Tax

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,188	$619	$569	92%

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,482	$1,252	$230	18%

We normally determine our interim provision for income tax using an estimated single annual effective tax rate for all tax jurisdictions. ASC 740 provides that when an entity operates in a jurisdiction that has generated ordinary losses on a year-to-date basis or on the basis of the results anticipated for the full fiscal year and no benefit can be recognized on those losses, a separate effective tax rate should be computed and applied to ordinary income (or loss) in that jurisdiction. We incurred a pretax loss during the three and nine months ended September 30, 2020 and 2019 from our U.S. operations and will not recognize tax benefit of the losses due to the full valuation allowance established against deferred tax assets. Thus, a separate effective tax rate was applied to losses from the U.S. jurisdiction to compute our September 30, 2020 and 2019 interim tax provision.

The income tax expense of $1.2 million and $1.5 million for the three and nine months ended September 30, 2020, respectively, reflects an effective tax rate of (54.2%) and (3.2%), respectively. The effective tax rates for the three and nine months ended September 30, 2020  differed from the statutory rate of 21%, primarily due to the change in valuation allowance, foreign income taxes paid at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, windfall tax benefits from stock-based compensation, and GILTI inclusion. The income tax expense for the nine months ended September 30, 2020 included a reversal of certain unrecognized tax benefit as a result of the Internal Revenue Service exam conclusion with a no change report.  The reversal of the unrecognized tax benefit had no impact on the income tax provision as a result of the full federal valuation allowance. The income tax expense for the nine months ended September 30, 2020 included an accrual for unrecognized tax benefit for foreign taxes and an income tax benefit for the remeasurement of certain net foreign deferred tax liability based on the renewed tax holiday period in Singapore.

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

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and investments in marketable securities of $223.0 million. Our primary uses of cash are to fund operating expenses, purchase inventory and acquire property and equipment and business acquisitions. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue. In 2015, 2016 and 2020, we issued convertible debt, which resulted in an increase in cash, cash equivalents and investments in marketable securities. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the payment cycles of our major customers.

The consolidated statement of cash flows for the nine months ended September 30, 2019 has been revised to correct a prior period classification error as discussed in note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  Accordingly, the discussion below reflects the impact of those revisions.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$110,943	$74,989
Net cash used in investing activities	(202,471)	(58,243)
Net cash used in financing activities	(43,288)	(37,646)
Net decrease in cash and cash equivalents	$(134,816)	$(20,900)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2020 primarily reflected depreciation and amortization of $93.2 million, stock-based compensation expense of $81.3 million, accretion of convertible debt and amortization of issuance expenses of $22.6 million, loss on termination software lease contracts of $3.4 million, loss on early extinguishment of debt of $13.4 million, decrease in prepaid expenses and other assets of $21.2 million, increase in accounts payable of $11.9 million and other liabilities of $2.3 million, partially offset by a net loss of $47.7 million, realized gain on an equity investment of $5.0 million, unrealized gain on equity investments of $1.9 million, increases in accounts receivable of $34.6 million and inventories of $32.3 million, decreases in accrued expenses of $9.9 million, and deferred revenue of $8.0 million. Our prepaid expenses and other current assets decreased due to collection of receivables from eSilicon stockholders to pay eSilicon employees and usage of prepaid expenses.  Our accounts receivable increased due to higher revenue. Our accounts payable and inventories increased due to build-up of inventories for future shipments and addition of eSilicon inventories. Accrued expenses decreased due to payment to eSilicon employees as part of the acquisition.  Our deferred revenue decreased due to services provided or shipment of products.  Other liabilities increased due to estimated liabilities due to sales channel pricing or returns.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 primarily consisted of acquisitions of business of $223.7 million, purchases of marketable securities of $41.9 million and equity investments of $6.0 million and purchases of property and equipment of $52.5 million, partially offset by proceeds from maturities and sales of marketable securities of $107.3 million and proceeds from eSilicon investment of $15.0 million.

Net cash used in investing activities during the nine months ended September 30, 2019 primarily consisted of purchases of marketable securities of $216.1 million and equity investment of $3.0 million, purchases of property and equipment of $17.2 million, purchases of intangible assets of $1.1 million, partially offset by proceeds from maturities and sales of marketable securities of $179.2 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2020 primarily consisted of payment for debt retirement and conversion of $410.0 million, minimum tax withholding paid on behalf of employees for net share settlement of $49.2 million, purchase of capped call options of $55.7 million, payment of obligations related to purchase of intangible assets and equipment financing of $31.3 million, partially offset by proceeds from convertible debt, net of cost of $492.7 million,  proceeds from the exercise of stock options and ESPP purchases of $10.1 million.

Net cash used in financing activities during the nine months ended September 30, 2019 primarily consisted of minimum tax withholding paid on behalf of employees for net share settlement of $25.7 million and payment of obligations related to purchase of intangible assets and equipment financing of $20.2 million, partially offset by proceeds from the exercise of stock options and  ESPP purchases of $8.3 million.

 Operating and Capital Expenditure Requirements

Our principal source of liquidity as of September 30, 2020 consisted of $223.0 million of cash, cash equivalents and investments in marketable securities, of which $48.6 million is held by our foreign subsidiaries. Based on our current operating plan, we believe that our existing cash and cash equivalents from operations will be sufficient to finance our operational cash needs through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, Risk Factors. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States. There may be adverse tax effects upon repatriation of these funds to the United States.

 Contractual Payment Obligations

Our outstanding contractual obligations as of December 31, 2019 are included in our Annual Report on Form 10-K for the year ended December 31, 2019. See note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding certain contractual obligations as of September 30, 2020.

The Merger Agreement with Marvell provides Marvell and us with certain termination rights and, under certain circumstances specified in the Merger Agreement, we could be required to pay Marvell a termination fee of up to $300.0 million. Also, we recorded acquisition-related costs associated with the pending merger with Marvell primarily for outside legal and external financial advisory fees and expect additional acquisition-related costs will be incurred through the closing of the Mergers.

 Off-Balance Sheet Arrangements

 As of September 30, 2020, we had no material off-balance sheet arrangements, other than certain noncancelable purchase obligations as discussed in note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Recent Authoritative Accounting Guidance

See note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $223.0 million and $422.9 million at September 30, 2020 and December 31, 2019, respectively, which were held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of September 30, 2020 consisted of money market funds, municipal bonds, corporate bonds/notes, commercial papers and asset-backed securities. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be a credit loss. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless we intend to sell or it is more likely than not that we will be required to sell such securities before recovery or unless declines in value have resulted from credit losses. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss), reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change.

In a low interest rate environment, as short-term investments mature, reinvestment may occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of September 30, 2020, we had outstanding debt of $617.7 million of the Convertible Notes. The fair value of the Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

Our proposed acquisition by Marvell is subject to a number of conditions beyond our control. Failure to complete the acquisition could materially and adversely affect our future business, results of operations, financial condition and stock price.

As described elsewhere in this Quarterly Report on Form 10-Q, on October 29, 2020, we entered into the Merger Agreement with Marvell, HoldCo, Bermuda Merger Sub and Delaware Merger Sub, providing for the merger of Bermuda Merger Sub with and into Marvell, with Marvell surviving the Bermuda Merger as a wholly-owned subsidiary of HoldCo, and immediately after the consummation of the Bermuda Merger, the merger of Delaware Merger Sub with and into us, with us surviving the Delaware Merger as a wholly owned subsidiary of HoldCo. The consummation of the Mergers are conditioned on the receipt of the approval of our stockholders and Marvell shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement.

We cannot predict whether and when the conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Mergers, or in the event the proposed Mergers are not completed or are delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed because:

●	management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to preparing for integration of our operations with those of Marvell;

●

we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed Mergers and we may have difficulty hiring and retaining new employees;

●	we could potentially lose customers or vendors, and new customer or vendor contracts could be delayed or decreased;

●

we have agreed to restrictions in the Merger Agreement that limit how we conduct our business prior to the consummation of the Mergers, including, among other things, restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, enter into material contracts outside of the ordinary course of business, amend our organizational documents and incur indebtedness; these restrictions may not be in our best interests as an independent company and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

●

we have incurred and expect to continue to incur expenses related to the Mergers, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Mergers are completed;

●

we may be required to pay a termination fee of $300.0 million to Marvell if the Merger Agreement is terminated under certain circumstances, which would negatively affect our financial results and liquidity;

●

we may be required to pay an expense payment of up to $25.0 million to Marvell if our stockholders do not approve the Merger Agreement and either we or Marvell terminate the Merger Agreement, which would negatively affect our financial results and liquidity;

●	activities related to the Mergers and related uncertainties may lead to a loss of revenues and market position that we may not be able to regain if the proposed Mergers do not occur;

●

we may not be able to pursue alternative business opportunities, including strategic acquisitions, or make appropriate changes to our business because of certain covenants restricting our business in the Merger Agreement; and

●	the failure to, or delays in, consummating the Mergers may result in a negative impression of us with customers, potential customers or the investment community.

Since a portion of the consideration to our stockholders consists of HoldCo Common Stock, with HoldCo consisting of Marvell and Inphi following the Mergers, our stock price will be adversely affected by a decline in Marvell’s stock price and any adverse developments in Marvell’s business. Changes in Marvell’s stock price and business may result from a variety of factors, including changes in its business operations and changes in general market and economic conditions. In addition, our stock price may fluctuate significantly based on announcements by us, Marvell or other third parties regarding the proposed Mergers.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

The Merger Agreement contains provisions that could discourage a potential competing acquiror.

The Merger Agreement contains “no solicitation” provisions that restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of our common stock or to pursue an unsolicited offer, subject to certain limited exceptions. In addition, Marvell has an opportunity to modify the terms of the Mergers in response to any competing acquisition proposals before our board of directors may withdraw or change its recommendation with respect to the Merger Agreement. Upon the termination of the Merger Agreement to pursue an alternative transaction, including in connection with a “superior proposal”, we will be required to pay $300.0 million as a termination fee. These provisions could discourage a potential third-party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher per share price than what would be received in the Delaware Merger. These provisions might also result in a potential third-party acquiror proposing to pay a lower price per share to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Delaware Merger.

Our executive officers and directors have interests in the Delaware Merger that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of our board of directors may be deemed to have interests in the Delaware Merger that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. Our board of directors was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and in reaching its decision to approve the Merger Agreement and the transactions thereunder. These interests relate to or arise from, among other things:

●	the consideration payable to certain of our executive officers pursuant to retention agreements entered into in connection with the proposed Delaware Merger;

●	the consideration to be received in respect of equity awards held by our executive officers and directors;

●	the acceleration of vesting of equity awards held by our executive officers and directors in connection with the completion of the Mergers;

●	the right to continued indemnification and insurance coverage for our executive officers and directors following the completion of the Delaware Merger; and

●	the proposed appointment of Ford Tamer, our Chief Executive Officer and member of our board of directors, to the board of directors of HoldCo upon consummation of the Delaware Merger.

We will incur significant costs in connection with the Mergers, whether or not they are consummated.

We will incur substantial expenses related to the Mergers, whether or not they are completed.  In addition, we will incur financial advisory fees that are payable upon consummation of the Mergers. Finally, we may also be required to pay $300.0 million to Marvell if we terminate the Merger Agreement in certain circumstances or up to $25.0 million in expenses to Marvell if our stockholders do not approve the Merger Agreement and either we or Marvell terminate the Merger Agreement. Payment of these expenses by us as a standalone entity would adversely affect our operating results and financial condition and would likely adversely affect our stock price.

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

We have substantial existing indebtedness. As of September 30, 2020, we had outstanding $617.7 million in aggregate principal of convertible senior notes. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

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

Item 6. Exhibits

Exhibit
Number	Description
2.1*	Agreement and Plan of Merger and Reorganization dated as of October 29, 2020 by and among Marvell Technology Group Ltd., Maui HoldCo, Inc., Maui Acquisition Company Ltd., Indigo Acquisition Corp. and the Registrant (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2020).

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL).

* Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

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

November 5, 2020