Form 10-K
period 2020-12-31
INPHI Corp
filed 2021-02-25
CIK 1160958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34942

Inphi Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 Rio Robles

San Jose, California 95134

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 217-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered

Common Stock, $0.001 par value	IPHI	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐      No  ☑

As of June 30, 2020, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $6.1 billion, based on the closing price of $117.50 per share of common stock as reported on the New York Stock Exchange for June 30, 2020.

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 22, 2021 was 53,608,372.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Delinquent Section 16(a) Reports (if any)), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

INPHI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2020

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

●	Our revenue and operating results can fluctuate from period to period, which could cause our share price to fluctuate.

●	We incurred net losses in the past. We may incur net losses in the future.

●	More than half our business is conducted internationally. Changes in current or future laws or regulations or the imposition of new laws or regulations, including new or changed tax regulations, environmental laws, export control laws, anti-corruption laws and conflict minerals rules or new interpretations thereof, by federal or state agencies or foreign governments could impair our ability to compete in international markets.

●

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

●	We do not have long-term purchase commitments from our customers and if our customers cancel or change their purchase commitments, our revenue and operating results could suffer.

●

We may face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle and result in the loss of significant rights and which could harm our relationships with our customers and distributors.

●

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

●

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.

●

The complexity of our products could result in undetected defects and we may be subject to warranty claims and product liability, which could result in a decrease in customers and revenue, unexpected expenses and loss of market share. In addition, our product liability insurance may not adequately cover our costs arising from product defects or otherwise.

●

We rely on our relationships with industry and technology leaders to enhance our product offerings and our inability to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

●

If we fail to accurately anticipate and respond to market trends or fail to develop and introduce new or enhanced products to address these trends on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

●

If sufficient market demand for 100G/200G/400G/800G solutions does not develop or develops more slowly than expected, or if we fail to accurately predict market requirements or market demand for 100G/200G/400G/800G solutions, our business, competitive position and operating results would suffer.

●

Our target markets may not grow or develop as we currently expect and are subject to market risks including new competition, any of which could materially harm our business, revenue and operating results.

●

We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products and our reputation. Further, any problems the third parties may have which are outside of our control may also affect our ability to deliver products.  Our revenue and operating results would suffer if these third parties fail to deliver products or components in a timely manner and at reasonable cost or if manufacturing capacity is reduced or eliminated as we may be unable to obtain alternative manufacturing capacity.

●	Our costs may increase substantially if the wafer foundries that supply our products do not achieve satisfactory product yields or quality.

●

We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse effect on our business, revenue and operating results.

●

Many of our customers depend on us as the sole source for a number of our products. If we are unable to deliver these products as the sole supplier or as one of a limited number of suppliers, our relationships with these customers and our business would suffer.

●

Our proposed acquisition by Marvell Technology Group Ltd., a Bermuda exempted company (“Marvell”) is subject to a number of conditions beyond our control. Failure to complete the acquisition could materially and adversely affect our future business, results of operations, financial condition and stock price.

●	The ongoing effects of the COVID-19 pandemic could disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.

PART I

Item 1.	Business

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements include statements regarding the potential benefits of the proposed acquisition by Marvell of us, including future financial and operating results, plans, objectives, expectations and intentions, the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on our personnel, on our suppliers, and on our customers and their respective end markets, our anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog and mixed signal semiconductor solutions, our competitive position, demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, our plans to expand international operations, enhancements of existing products, the benefits of outsourcing, our ability to forecast demand and its effects, the impact of U.S. government export restrictions on Huawei, our acquisitions and investments in other companies or technologies, including our acquisitions of eSilicon Corporation and Arrive Technologies, Inc. and the anticipated benefits thereof, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, expectations regarding settlement of convertible notes, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, and our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the satisfaction of the conditions to closing the acquisition by Marvell of us (including the failure to obtain necessary regulatory and stockholder approvals) in the anticipated timeframe or at all, risks related to the ability to realize the anticipated benefits of the acquisition, including the possibility that the expected benefits to the combined company from the proposed acquisition will not be realized or will not be realized within the expected time period, disruption from the transaction making it more difficult to maintain business, contractual and operational relationships, the unfavorable outcome of any legal proceedings that have been or may be instituted against Marvell, us or the combined company, the ability to retain key personnel, negative effects of this announcement or the consummation of the proposed acquisition on the market price of the capital stock of us or Marvell, and on our and Marvell’s operating results, risks relating to the value of the HoldCo Common Stock (as defined below) to be issued in the transaction, significant transaction costs, fees, expenses and charges, unknown liabilities, the risk of litigation and/or regulatory actions related to the proposed acquisition, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, the impact of the COVID-19 pandemic, factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of changes in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, the risks set forth throughout this report, including the risks set forth under Part I, “Item 1A. Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this report. We do not intend to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

All references to “Inphi,” “we,” “us” or “our” mean Inphi Corporation.

Inphi®, iKON™, InphiNityCore™, Canopus™, ColorZ®, ColorZ-Lite™, iMB™, OmniConnect™, Polaris™, Tri-rate®, Vega™, M200 LightSpeed-III™, Porrima™, Capella™, Spica™, Alcor™ and the Inphi logo are among the trademarks, registered trademarks, or service marks owned by Inphi.

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

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the year ended December 31, 2020. During the year ended December 31, 2020, COVID-19 had a significant impact on the global economy, including accelerating the shift to cloud computing and driving a sharp increase in demand for bandwidth.  Our operating results for the year ended December 31, 2020 were not significantly affected by the COVID-19 pandemic. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees.  We also took certain actions in response to the pandemic, which are set forth above in “Note Regarding COVID-19.”

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

Our Company

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and cloud markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in communication and computing environments and enable the rollout of next generation communications and cloud infrastructures. Our solutions provide a vital high-speed interface between analog and mixed signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and data centers. We provide 25G to 600G high-speed analog and mixed signal semiconductor solutions for the communications market.

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

In April 2020, we issued $506.0 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2025 in a private placement.  We also repurchased some of our Convertible Notes 2015 and Convertible Notes 2016 during the year ended December 31, 2020.

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

Pending Merger with Marvell Technology Group Ltd. (“Marvell”)

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

Consummation of the Mergers is subject to various conditions, including, among others, (a) adoption of the Merger Agreement by our stockholders; (b) the approval of the Bermuda Merger by Marvell’s shareholders; (c) the effectiveness of a registration statement on Form S-4 filed with the SEC by HoldCo in connection with the issuance of HoldCo Common Stock in the Mergers; (d) the approval of the listing of HoldCo Common Stock on The Nasdaq Stock Market LLC; and (e) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other regulatory clearances. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its covenants and obligations under the Merger Agreement and the absence of a “Material Adverse Effect” on the other party (as defined in the Merger Agreement).

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

•

Analog Design Expertise. We believe that we are a leader in developing broadband analog and mixed signal semiconductors operating at high frequencies of up to 100 GHz. High-speed analog circuit design is extremely challenging because, as frequencies increase, semiconductors are increasingly sensitive to temperature, power supply noise, process variation and interaction with neighboring circuit elements. Development of components that work robustly at high frequencies requires an understanding of analog circuit design, including electromagnetic theory and practical experience in implementation and testing. Our analog design expertise has enabled us to design and commercially ship several first in the world technologies including the first 100G linear transimpedance amplifier (TIA) and the first 400G linear modulator driver that is deployed in volume globally in telecommunications networking infrastructures. We launched the world’s first 50/100/200/400G/800G 4-level Pulse Amplitude Modulation (PAM4) interconnect ICs for cloud interconnects. The chipset solution included multiple variants of the PAM4 PHY IC based on a highly adaptable and scalable InphiNityCore™ digital signal processing (DSP) engine and the OmniConnect™ transmitter for copper and optics media along with a companion linear TIA for Nx50G PAM4 interfaces.

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

•

Strong Relationships with Industry Leaders. We develop many of our high-speed analog and mixed signal semiconductor solutions for applications and systems that are driven by industry leaders in the communications and cloud markets. Through our established relationships with industry leaders, we have repeatedly demonstrated the ability to address their technological challenges. As a result, we are designed into several of their current systems and believe we are well-positioned to develop high-speed analog and mixed signal semiconductor solutions for their emerging architectures. We have ongoing, informal or formal collaborative discussions with communication, networking companies, and cloud companies in Tier-1 cloud providers, telecom operators, network system OEMs and optical module and component vendors to address their next generation 100G and beyond 100G efforts. Specifically, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. As a result of our development efforts with industry leaders, we help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs and systems manufacturers, as well as standards bodies such as the Institute of Electrical and Electronic Engineers (IEEE) and the Optical Internetworking Forum (OIF) to establish industry standards.

•

Broad Process Technology. We employ process technology experts, device technologists and circuit designers who have extensive experience in many process technologies including CMOS, SiGe, Silicon photonics (Sipho) and III-V technologies such as gallium arsenide or indium phosphide. We have developed specific internal models and design kits for each process to support a uniform design methodology across all of our semiconductor solutions. For example, our products using 16 nanometer CMOS technology require development of accurate models for sub-circuits such as integrated phase lock loops, varactors and inductors. In addition, for Sipho and III-V materials-based processes, in-house model development is a necessity and we believe also provides a substantial competitive advantage because these processes have complex material and device interactions. Combined with our fabless manufacturing strategy, our design expertise, proprietary model libraries and uniform design methodology allow us to use the best possible materials and substrates to design and develop our semiconductor solutions. We believe that our ability to design high-speed analog and mixed signal semiconductors in a wide range of materials and process technologies allows us to provide superior performance, power, cost and reliability for a specific set of market requirements.

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

As of December 31, 2020, we have a wide range of products in our portfolio, including products that have commercially shipped, products for which we have shipped engineering samples and products under development, that perform a wide range of functions such as amplifying, encoding, multiplexing, demultiplexing, and retiming signals at speeds up to 400 Gbps. These products are key enablers for servers, routers, switches, storage and other equipment that process, store and transport data traffic. We introduced 33 and 22 new products in 2020 and 2019, respectively. We design and develop our products for the communications and computing markets, which typically have two to three year design cycles, and product life cycles as long as five years or more.

We introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 13%, 15% and 18% of our total revenue in 2020, 2019 and 2018, respectively.  There were no other products that generated more than 10% of our total revenue in 2020, 2019 or 2018.

Customers

We sell our products directly to OEMs and indirectly to OEMs through module manufacturers, cloud providers, original design manufacturers (ODMs) and sub-systems providers. We work closely with technology leaders to design architectures and products that help solve bandwidth bottlenecks in and between systems. These technology leaders often design our products into reference designs, which they provide to their customers and suppliers. In the networking market, we work closely with OEMs to deliver high performance communication links. These OEMs design our products into their systems and then require their ODM and electronics manufacturing services suppliers to purchase and use that specific product from us. We also work directly with optical module manufacturers to design our products into their modules, which they sell to OEMs.

We work closely with our customers throughout design cycles that often last two to three years and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to not only be designed into their current systems, but also to continually develop next generation high-speed analog and mixed signal semiconductor solutions for their future products. During the year ended December 31, 2020, we sold our products to approximately 140 customers.

Sales to customers in Asia accounted for 69%, 64% and 57% of our total revenue in 2020, 2019 and 2018, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end-users outside of Asia.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. In the year ended December 31, 2020, we believe that sales to Microsoft Corporation (Microsoft) and Innolight Technology (Suzhou) Ltd. (Innolight), directly and indirectly, through subcontractors, accounted for approximately 12% and 14% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 65% of our total revenue.  We sell products to Cyberlink Electronics Limited (Cyberlink), a distributor who sells to various end customers.   Included in the 10 largest direct customers are sales to Cyberlink which accounted for approximately 15% of our total revenue for the year ended December 31, 2020.

In the year ended December 31, 2019, we believe that sales to Microsoft and Huawei Technologies Co., Ltd. (Huawei), directly and indirectly, through subcontractors, accounted for approximately 14% and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 70% of our total revenue.   We sell products to Fabrinet Co., Ltd. (Fabrinet), a subcontractor who sells to various end customers.  Included in the 10 largest direct customers are sales to Fabrinet, which accounted for approximately 11% of our total revenue for the year ended December 31, 2019.  In the year ended December 31, 2018, we believe that sales to Microsoft, Huawei, and Cisco Systems, Inc., directly and indirectly, through subcontractors, accounted for approximately 18%, 14% and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 74% of our total revenue.  Included in the 10 largest direct customers are sales to Cyberlink which accounted for approximately 11% of our total revenue for the year ended December 31, 2018.  No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2020, 2019 or 2018.

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

We sell our products worldwide through multiple channels, including our direct sales force and a network of sales representatives and distributors.  For the year ended December 31, 2020 we derived 82% of our total revenue from sales by our direct sales team and third-party sales representatives and 18% of our sales were made through third-party distributors.  We operate marketing representative offices in China, Japan, Taiwan, Germany and the United States and employ marketing personnel that meet with our customers locally and interact with our channel partners locally.  Our channel network includes more than one hundred sales and support professionals to support our products and customers. All of these sales professionals are sales agents and are employed by our distributors and sales representatives. We believe these distributors and sales representatives have the requisite technical experience in our target markets and are able to leverage existing relationships and understanding of our customers’ products to effectively sell our products. Given the breadth of our target markets, customers and products, we provide our direct and indirect sales teams with regular training and share product information with our customers and sales teams using web-based tools.

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

•

Wafer Fabrication. We currently utilize a wide range of semiconductor processes to develop and manufacture our products. Each of our foundries tends to specialize in a particular semiconductor wafer process technology. We choose the semiconductor process and foundry that we believe provides the best combination of performance attributes for any particular product. For most of our products, we utilize a single foundry for semiconductor wafer production. Our international headquarters in Singapore purchases all wafer material and owns the material until the manufacturing process is complete and the product is shipped to a customer either inside or outside North America or to physical inventory locations for the respective region. Our principal foundries are Taiwan Semiconductor Manufacturing Company Ltd. (TSMC) in Taiwan, WIN Semiconductors Corp. (WIN Semiconductors) in Taiwan, Tower Semiconductor Ltd. (Tower) in North America, GlobalFoundries in North America and Samsung Semiconductor Inc. (Samsung) in North America and Korea.

•

Package and Assembly. Upon the completion of processing at the foundry, the finished wafers are shipped to our third-party assemblers for packaging and assembly. Currently, our principal packaging and assembly contractors are STATS ChipPAC Ltd. (STATS ChipPAC) in Korea, Kyocera Corporation (Kyocera) in Japan, Tong Hsing Electronics Industries Ltd. (Tong Hsing) in Taiwan, Amkor Technology in Korea, LuxNet Corporation (LuxNet) in Taiwan, ASE Technology (ASE) in Taiwan and Malaysia and TF AMD Microelectronics (TF AMD) in Malaysia.

•

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, STATS ChipPAC in Korea, ISE Labs, Inc. (ISE Labs) in North America, Giga Solution Tech Co., Ltd. (Giga Solution) in Taiwan, WIN Semiconductors in Taiwan, ASEM Technology in Malaysia, Presto Engineering in North America, TF AMD in Malaysia and Global Testing Corporation (GTC) in Taiwan are our test partners. We also perform testing in our Irvine and Westlake Village, California facilities.

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

We have assembled a core team of experienced engineers and systems designers in 11 design centers located in the United States, Canada, Germany, Singapore, United Kingdom, Argentina, Romania, Italy and Vietnam. Our technical team typically has, on average, more than 18 years of industry experience with more than 45% having advanced degrees (master’s degree and above) and more than 18% having Ph.Ds. These engineers and designers are involved in advancing our core technologies, as well as applying these core technologies to our product development activities across a number of areas including telecommunications transport systems, enterprise networking equipment, data centers and enterprise servers, storage platforms, test and measurement and military systems.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc., Broadcom Ltd., Renesas Electronics Corporation, M/A-COM Technology Solutions Inc., MaxLinear, Inc., NTT Electronics Corporation, Qorvo, Inc. and Semtech Corp. as well as other smaller analog and mixed signal processing companies. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings.

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

We compete or plan to compete in different target markets to various degrees on the basis of a number of principal competitive factors, including:

•	product performance;

•	power budget;

•	features and functionality;

•	customer relationships;

•	size;

•	ease of system design;

•	product roadmap;

•	reputation and reliability;

•	product availability, time to production, testing and delivery;

•	customer support; and

•	price.

We believe we compete favorably with respect to each of these factors. We maintain our competitive position through our ability to successfully design, develop and market complex high-speed analog and mixed signal solutions for the customers that we serve.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2020, we had 984 issued and allowed patents and other patent applications pending in the United States. The 865 issued and allowed patents in the United States expire in the years beginning in 2021 through 2040. Many of our issued patents and pending patent applications relate to high-speed circuit and package designs.

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

Cybersecurity

We have designed and implemented and continue to maintain a security program consisting of policies, procedures, and technology meant to maintain the privacy, security and integrity of our information, systems, and networks. Among other things, the program includes controls designed to limit and monitor access to authorized systems, networks, and data, prevent inappropriate access or modification, and monitor for threats or vulnerability.  We experience thousands of attempts to breach our network every day which we have been successful in preventing from accessing our system.  As regards to the more recent so called “Solar Winds” attacks,  we have examined our systems and to date have seen no evidence that we have been breached or affected.

Employees

We believe in promoting a diverse, equitable, and inclusive work environment. We believe these practices are important to recruiting and retaining the talent to allow our organization to achieve its goals and objectives. We monitor the appropriate human capital needs of our departments and functions with particular focus on the areas where human capital resources are important to innovation, customers, and strategic execution.

At December 31, 2020, we employed 1,086 full-time equivalent employees, including 780 in research, product development and engineering, 61 in sales and marketing, 96 in general and administrative management and 149 in manufacturing engineering and operations. In certain countries, we have employees who are subject to labor union agreements. We consider relations with our employees to be good and have never experienced a work stoppage.

We have operations globally, requiring investment to assess local labor market conditions and recruit and retain the appropriate human capital. Having a business presence in multiple jurisdictions also requires us to monitor local labor and employment laws for which we often engage third-party advisors. We offer our employees’ wages and benefits packages that are in line with respective local labor markets and laws.

The COVID-19 pandemic has increased the resources required to keep our employees safe and healthy and we are making what we believe are the necessary investments to achieve this goal. In response to the pandemic, we have taken several actions, including supporting our employees to work from home when possible and implementing safety measures in all our facilities. We believe our proactive efforts have been successful in supporting our business growth despite the obstacles and challenges presented by COVID-19.

Other

We were incorporated in Delaware in November 2000 as TCom Communications, Inc. and changed our name to Inphi Corporation in February 2001. Our principal executive offices are located at 110 Rio Robles, San Jose, California 95134. Our telephone number at that location is (408) 217-7300. Our website address is www.inphi.com. Information on our website is not part of this report and should not be relied upon in determining whether to make an investment decision. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

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

As of December 31, 2020, we had an accumulated deficit of $302.6 million. We have incurred net losses in the past and may incur net losses in the future. We generated a net loss of $59.7 million, $72.9 million and $95.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major customers could negatively impact our revenue and operating results. In addition, if we offer more favorable prices to attract or retain customers, our average selling prices and gross margins would decline.

In the year ended December 31, 2020, we believe that sales to Microsoft and Innolight, directly and indirectly, through subcontractors, accounted for approximately 12% and 14% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 65% of our total revenue.  We sell products to Cyberlink, a distributor who sells to various end customers.   Included in the 10 largest direct customers are sales to Cyberlink which accounted for approximately 15% of our total revenue for the year ended December 31, 2020 .  In the year ended December 31, 2019, we believe that sales to Microsoft and Huawei, directly and indirectly, through subcontractors, accounted for approximately 14% and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 70% of our total revenue.  We sell products to Fabrinet, a subcontractor who sells to various end customers.  Included in the 10 largest direct customers are sales to Fabrinet, which accounted for approximately 11% of our total revenue for the year ended December 31, 2019 .  In the year ended December 31, 2018, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 18%, 14% and 11% of our total revenue, respectively, and that our 10 largest direct customers collectively accounted for approximately 74% of our total revenue.  Included in the 10 largest direct customers are sales to Cyberlink which accounted for approximately 11% of our total revenue for the year ended December 31, 2018.  No other single customer directly or indirectly accounted for more than 10% of our total revenue in 2020, 2019 or 2018.  We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or our customer concentration generally, may fluctuate in any given period.

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

In May 2019, the U.S. Department of Commerce added Huawei and certain of its non-U.S. affiliates to the Entity List, imposing U.S. export license requirements for exports or re-exports to listed entities of all items subject to the Export Administration Regulations (EAR). Since that time, additional Huawei non-U.S. affiliates have been added to the Entity List and further export control restrictions have been imposed against Huawei, including the expansion of the Department of Commerce’s “foreign-produced direct product rule.” Due to the volume of our sales, directly and indirectly, to Huawei, our business, financial condition and results of operations have been adversely affected in 2020 and could continue to be materially and adversely affected by these restrictions.

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of 10 years or more. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. For example, we introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 13%, 15% and 18% of our total revenue in 2020, 2019 and 2018, respectively.  There were no other products that generated more than 10% of our total revenue in 2020, 2019 or 2018.

Certain products mature and as a result, sales of these products declined and were supplanted in part by newer parts which we developed. This underscores the importance of the need for us to continually develop and introduce new products to diversify our revenue base as well as generate new revenue to replace and build upon the success of previously introduced products which may be rapidly maturing.

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

If sufficient market demand for 100G/200G/400G/800G solutions does not develop or develops more slowly than expected, or if we fail to accurately predict market requirements or market demand for 100G/200G/400G/800G solutions, our business, competitive position and operating results would suffer.

We are currently investing significant resources to develop semiconductor solutions supporting 100G/200G/400G/800G data transmission rates in order to increase the number of such solutions in our product line. If we fail to accurately predict market requirements or market demand for 100G/200G/400G/800G semiconductor solutions, or if our 100G/200G/400G/800G semiconductor solutions are not successfully developed or competitive in the industry, our business will suffer. If 100G/200G/400G/800G networks are deployed to a lesser extent or more slowly than we currently anticipate, we may not realize any benefits from our investment. As a result, our business, competitive position, market share and operating results would suffer.

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

We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We also perform testing in our Irvine and Westlake Village, California facilities. We generally use a single foundry for the production of each of our various semiconductors. Currently, our principal foundries are GlobalFoundries, TSMC, Tower, WIN Semiconductors and Samsung. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Kyocera, ASE, Giga Solution, ISE Labs, Presto, Tong Hsing, LuxNet, STATS ChipPAC, TF AMD and GTC.

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

Additionally, as many of our fabrication and assembly and test contractors are located in the Pacific Rim region, principally in Taiwan, our manufacturing capacity may be similarly reduced or eliminated due to natural disasters, including earthquakes, political unrest, war, fires or other industrial accidents, labor strikes, work stoppages or public health crises. This could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or testing from the affected contractor to another third-party vendor. There can be no assurance that alternative manufacturing capacity could be obtained on favorable terms, if at all.  The Company has experienced capacity shortages like this in the past due for instance to the 1991 Tsunami in Japan or more recently in 2020 due to fires in substrate supplier facilities in Taiwan.

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

Generally, in pricing our semiconductors, we assume that manufacturing yields will continue to increase, even as the complexity of our semiconductors increases. Once our semiconductors are initially qualified with our third-party wafer foundries, minimum acceptable yields are established. We are responsible for the costs of the wafers if the actual yield is above the minimum. If actual yields are below the minimum, we are not required to purchase the wafers. The minimum acceptable yields for our new products are generally lower at first and increase as we achieve full production. Unacceptably low product yields or other product manufacturing problems could substantially increase the overall production time and costs and adversely impact our operating results on sales of our products. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our operating results and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.

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

Our future success depends on our ability to attract and retain qualified personnel, including our management, sales and marketing, and finance, and particularly our design and technical personnel.  Granting equity awards as an incentive has been an important element to our ability to attract and retain employees. At the same time, this also introduces an element of dilution to shareholder interests which we also consider in establishing these programs.  We do not know whether we will be able to retain all of these personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring qualified engineers because there is a limited pool of engineers with the expertise required in our field, especially in the San Francisco Bay Area where our headquarters are located. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to attract and retain qualified design and technical personnel, could harm our business, financial condition and results of operations.

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

Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our primary competitors include Acacia Communications, Inc., Broadcom Ltd., Renesas Electronics Corporation, M/A-COM Technology Solutions Inc., MaxLinear, Inc., NTT Electronics Corporation, Qorvo, Inc. and Semtech Corp. as well as other analog and mixed signal processing companies. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

Our operating results may be impacted by a decline in the average selling prices of our semiconductors. If competition increases in our target markets, we may need to reduce the average unit price of our products in anticipation of competitive pricing pressures, new product introductions by us or our competitors and for other reasons. With respect to our new product offerings following our acquisitions of eSilicon and Arrive, we expect to offer higher volumes of products that have lower margins. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer.  In some cases for products in non-strategic markets, we have negotiated, and may continue to negotiate to sell contract manufacturing rights to a customer for a lump sum or royalties for a specific customer product in lieu of raising prices or continuing to sell at low gross margins.  To maintain our revenue and gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our costs as well as our customers’ costs. Failure to do so would cause our revenue and gross margins to decline.

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

For the year ended December 31, 2020, we derived approximately 82% of our total revenue from sales by our direct sales team and third-party sales representatives and 18% of our sales were made through third-party distributors.  For the year ended December 31, 2019, we derived approximately 87% of our total revenue from sales by our direct sales team and third-party sales representatives and 13% of our sales were made through third-party distributors. For the year ended December 31, 2018, we derived approximately 84% of our total revenue from sales by our direct sales team and third-party sales representatives and 16% of our sales were made through third-party distributors. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products, which may affect the extent to which they promote our products. Even where our relationships are formalized in contracts, our third-party sales representatives and distributors often have the right to terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors who will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current distributors or find additional or replacement third-party sales representatives and distributors, our business, financial condition and results of operations could be harmed. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

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

As part of our business strategy, we have pursued and are likely to continue to pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements that we believe will complement our business, semiconductor solutions or technologies. For example, we acquired eSilicon in January 2020 to accelerate our roadmap in developing electro-optics solutions for cloud and telecommunications customers.  We acquired Arrive in May 2020 to expand our presence into strategic geographic regions for talent acquisition.  We also acquired  ClariPhy Communications, Inc. (ClariPhy) in December 2016 to help expand our optical networking platform portfolio. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, including:

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

We may not achieve all of the anticipated benefits of any of our acquisitions in a timely manner or at all, including our acquisitions of eSilicon and Arrive, due to a number of factors including: failure to successfully integrate the acquired business, the assumption of known and unknown costs or liabilities associated with the acquisitions, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisitions, harm to our brands and reputation, the loss of key employees of the acquired companies, negative market reaction thereto, inability to successfully extend and expand product offerings, significant impairments of anticipated goodwill and other intangible assets, the possibility that we paid more for the acquired companies than the value we will derive from the acquisitions, and the use of resources that are needed in other parts of our business.

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

As described elsewhere in this Annual Report on Form 10-K, on October 29, 2020, we entered into the Merger Agreement with Marvell, HoldCo, Bermuda Merger Sub and Delaware Merger Sub, providing for the merger of Bermuda Merger Sub with and into Marvell, with Marvell surviving the Bermuda Merger as a wholly-owned subsidiary of HoldCo, and immediately after the consummation of the Bermuda Merger, the merger of Delaware Merger Sub with and into us, with us surviving the Delaware Merger as a wholly owned subsidiary of HoldCo. The consummation of the Mergers are conditioned on the receipt of the approval of our stockholders and Marvell shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement.

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

Litigation filed against us and Marvell could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.

We, Marvell, and members of our and their respective boards of directors are parties to various litigations related to the Merger Agreement and the Mergers, including putative shareholder class actions. Among other remedies, the plaintiffs in such matters are seeking to enjoin the Mergers. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Mergers from being completed in a timely manner. Moreover, litigation could be time consuming and expensive, could divert the attention of our and Marvell’s management away from our and their regular businesses, and, if adversely resolved against either us or Marvell, could have a material adverse effect on our or Marvell’s respective financial condition or the condition of the combined company.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as our convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the convertible notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their face amount over the term of the convertible notes. We will report lower net income or higher net loss in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the convertible notes.

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

We have substantial existing indebtedness. For example, in April 2020, September 2016 and December 2015, we issued $506.0 million, $287.5 million and $230.0 million, respectively, in aggregate principal of convertible senior notes. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

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

While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. With the acquisitions of eSilicon and Arrive, we may be subject to the General Data Protection Regulation in Europe (GDPR). The GDPR and the California Consumer Privacy Act will result in increased compliance costs. Our failure to adhere to or successfully implement processes in response to these and other changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

We may be unable to make the substantial and productive research and development investments, which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expenses were $269.1 million, $183.9 million and $167.9 million in 2020, 2019 and 2018, respectively. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, there is no assurance that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

A significant portion of our products are manufactured, assembled and tested outside the United States. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could harm our business.  For example, the United States and China trade negotiations, the United Kingdom’s exit from the European Union, United States federal government budget disruptions and market volatility as a result of political leadership in certain countries all could have an adverse impact on our operations and business.  Further, in March 2020, the World Health Organization declared the outbreak of coronavirus first reported in Wuhan, China ("COVID-19"), a pandemic, and the virus continues to spread in areas where we operate and sell our products and services.  Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.   The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the year ended December 31, 2020.   While the impact of the pandemic may increase demand for our products either in the short-term or in the long-term, it may also adversely affect our ability to meet that demand, as measures taken in response to the pandemic may affect the operations of our suppliers and customers, as their own workforces are disrupted.  As a result, our supply chain may be interrupted and we may experience delays in the delivery of our product.  The impact of the pandemic on the global economy and on our business, as well as on the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge.

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

We are also subject to export control laws, regulations and requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with the Export Administration Regulations and the International Traffic in Arms Regulations. We may not be successful in obtaining the necessary export licenses in all instances. Any limitation on our ability to export or sell our products imposed by these laws would adversely affect our business, financial condition and results of operations.  For example, in May 2019, added Huawei and certain of its non-U.S. affiliates to the Entity List.  Huawei has been our customer, with Huawei accounting for approximately 11% and 14% of our total revenue in the years ended December 31, 2019 and 2018, respectively, and we expect a reduction in revenue as a result of these matters, at least in the short-term. We are currently assessing the long-term impact of these matters. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. While we are not aware of any other current export or import regulations which would materially restrict our ability to sell our products in other countries, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected. In addition, we are subject to economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, that prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. Violations of these trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

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

General Risk Factors

The trading price and volume of our common stock is subject to price volatility. This volatility may affect the price at which you could trade our common stock.

The trading price of our common stock has experienced wide fluctuations. For example, the closing sale prices for our common stock have ranged from $58.59 to $160.98 in the twelve-month period ended December 31, 2020. Volatility in the market price of our common stock may occur in the future in response to many risk factors discussed herein and others beyond our control, including but not limited to:

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

We lease a 110,611 square feet office space in San Jose, California, which will expire on September 30, 2030.  We also lease 42,197 square feet of office space in Westlake Village, California under a lease that will expire on December 31, 2024. We also lease 26,574 and 8,038 square feet of office in Irvine, California under leases that will expire on September 1, 2024 and October 31, 2024, respectively.  We also have insignificant offices in certain countries where we operate.  We believe that our current facilities are sufficient to meet our needs for the foreseeable future. For additional information regarding our obligations under property leases, see Note 8 of Notes to our Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data.”

Item 3.	Legal Proceedings

Information regarding certain of our legal proceedings is set forth in Note 17 of Notes to our Consolidated Financial Statements, included in Part II, “Item 8, Financial Statements and Supplementary Data.”

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded on the Nasdaq Global Select Market under the symbol “IPHI”.  As of February 22, 2021, we had approximately 24 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Unregistered Sales of Equity Securities

On May 26, 2020, the Company settled the conversion of $1,000 principal value of its 2015 1.125% Convertible Senior Notes due 2020 (the “Convertible Notes 2015”) in which the Company issued 24 shares of Common Stock.  On December 1, 2020, the Company settled the remaining principal balance of approximately $49.5 million of its Convertible Notes 2015.  As part of the settlement, the Company issued 851,448 shares of Common Stock.  The Company issued shares of Common Stock to the holders of the Convertible Notes 2015 in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

The conversion condition for the 2016 0.75% Convertible Senior Notes due 2021 (the “Convertible Notes 2016”) was met during the year ended December 31, 2020.  During the year ended December 31, 2020, the Company settled approximately $3.9 million in aggregate principal amount of the Convertible Notes 2016 in which the Company issued 35,266 shares of Common Stock and paid the principal amount in cash.  From January 1 to February 25, 2021, the Company settled approximately $14.6 million in aggregate principal amount of the Convertible Notes 2016 in which the Company issued 187,680 shares of Common Stock and paid $11.0 million in cash.   The Company issued shares of Common Stock to holders of the Convertible Notes 2016 in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2015 in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on December 31, 2015 and ending on December 31, 2020. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

Item 6.	Selected Financial Data

The following selected financial data should be read together with Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected balance sheet data as of December 31, 2020 and 2019, and the selected statements of operations data for each of the years ended December 31, 2020, 2019, and 2018 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this report. Our consolidated statements of income (loss) have been retrospectively reclassified to present the results of operations of the memory product business as discontinued operations. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statement of Income (Loss) Data:

Revenue(1) (2)	$682,954	$365,635	$294,490	$348,201	$266,277
Cost of revenue(1) (2) (3) (4)	311,823	152,814	129,345	151,698	85,581
Gross profit	371,131	212,821	165,145	196,503	180,696
Operating expenses:
Research and development(1) (2) (3) (4)	269,147	183,875	167,924	200,539	108,013
Sales and marketing(1) (2) (3)	61,290	47,722	43,080	42,381	26,534
General and administrative(1) (2) (3)	57,519	30,672	28,302	23,782	21,201
Total operating expenses	387,956	262,269	239,306	266,702	155,748
Income (loss) from operations	(16,825)	(49,448)	(74,161)	(70,199)	24,948
Interest expense(5)	(35,221)	(34,920)	(32,209)	(29,842)	(17,406)
Loss on early extinguishment of debt(6)	(13,539)	—	—	—	—
Other income, net(7)	10,295	11,853	2,408	3,961	3,914
Income (loss) before income taxes from continuing operations	(55,290)	(72,515)	(103,962)	(96,080)	11,456
Provision (benefit) for income taxes(8)	4,454	396	(8,211)	(21,176)	(15,057)
Net income (loss) from continuing operations	(59,744)	(72,911)	(95,751)	(74,904)	26,513
Discontinued operations:
Gain from sale	—	—	—	—	78,544
Loss from discontinued operations	—	—	—	—	(3,802)
Provision for income taxes	—	—	—	—	(1,799)
Net income from discontinued operations	—	—	—	—	72,943
Net income (loss)	$(59,744)	$(72,911)	$(95,751)	$(74,904)	$99,456
Earnings per share:
Basic
Net income (loss) from continuing operations	$(1.20)	$(1.61)	$(2.19)	$(1.78)	$0.65
Net income from discontinued operations	—	—	—	—	1.80
Basic earnings per share	$(1.20)	$(1.61)	$(2.19)	$(1.78)	$2.45
Diluted
Net income (loss) from continuing operations	$(1.20)	$(1.61)	$(2.19)	$(1.78)	$0.60
Net income from discontinued operations	—	—	—	—	1.65
Diluted earnings per share	$(1.20)	$(1.61)	$(2.19)	$(1.78)	$2.25
Weighted-average shares used in computing earnings per share:
Basic	49,901,181	45,226,717	43,690,581	42,165,213	40,565,433
Diluted	49,901,181	45,226,717	43,690,581	42,165,213	44,124,881

(1)	On December 12, 2016, we completed the acquisition of ClariPhy Communications Inc. (ClariPhy) for $303.7 million in cash. The results of operations of ClariPhy and estimated fair value of assets acquired and liabilities assumed were included in consolidated financial statements from the acquisition date. The acquisition resulted in a significant change in consolidated statement of income (loss) in 2020, 2019, 2018 and 2017 which includes:

(i) charge to cost of goods sold resulting from the step-up inventory acquired from ClariPhy; and

(ii) charge to cost of goods sold and operating expenses from amortization of acquired intangibles.

Footnotes continued on the following page.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$103,529	$282,723	$172,018	$163,450	$144,867
Investments in marketable securities	63,389	140,131	235,339	241,737	249,476
Working capital	209,377	263,848	446,837	457,062	433,250
Total assets	1,008,236	976,006	889,873	917,506	990,595
Convertible debt	463,693	476,178	447,825	421,431	396,857
Other liabilities	190,833	153,227	75,354	84,674	131,214
Total stockholders’ equity	353,710	346,601	366,694	411,401	462,524

Footnotes continued from the prior page.

(2)	On January 10, 2020 and May 18, 2020, we completed the acquisition of eSilicon Corporation (eSilicon) for $214.6 million and Arrive Technologies Inc. (Arrive) for $20.1 million. The results of operations of eSilicon and Arrive and estimated fair value of assets acquired and liabilities assumed were included in consolidated financial statements from the acquisition dates. The acquisitions resulted in a significant change in consolidated statement of income (loss) in 2020 which includes:

(i) charge to cost of goods sold resulting from the step-up inventory acquired from eSilicon; and

(ii) charge to cost of goods sold and operating expenses from amortization of acquired intangibles.

(3)	Stock-based compensation expense is included in our results of operations as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Operating expenses:
Cost of revenue	$7,859	$6,208	$2,527	$2,045	$1,796
Research and development	62,768	42,265	37,397	28,846	17,390
Sales and marketing	22,990	15,561	13,470	8,340	4,405
General and administrative	17,630	12,821	10,490	5,602	4,407
Discontinued operations	—	—	—	—	2,194

(4)

Cost of revenue and research and development expenses for the year ended December 31, 2017 included an impairment charge of $47.0 million as a result of abandonment of a project related to certain developed technology and in-process research and development from the ClariPhy acquisition.

(5)

In April 2020, we issued $506.0 million of 0.75% convertible senior notes due April 15, 2025. The interest expense resulted mainly from convertible debt issued in December 2015, September 2016 and April 2020.

(6)	In 2020, we repurchased $180.5 million and $227.0 million aggregate principal amount of the Convertible Notes 2015 and Convertible Notes 2016, respectively, paying a total of $411.7 million cash (excluding payment for accrued interest) and issued approximately 5.0 million shares of common stock. The repurchase was accounted for as a debt extinguishment which resulted in loss from early extinguishment of debt of $13.5 million.

(7)	Other income, net included an impairment charge of $7.0 million related to a non-marketable equity investment for the year ended December 31, 2018.

(8)

The benefit for income taxes for the year ended December 31, 2016 included the release of valuation allowance against deferred tax assets as a result of the acquisition of ClariPhy. The benefit for income taxes for the year ended December 31, 2017 included revaluation of deferred tax liabilities to the new federal tax rate of 21% and tax benefit from intercompany transfer of intellectual property rights. The benefit for income taxes for the year ended December 31, 2018 included partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods.  The income tax expense for the year ended December 31, 2020 included an income tax benefit for the reversal of certain unrecognized tax benefits as a result of the Internal Revenue Service exam conclusion with a no change report, substantially offset by income tax expense for the accrual of certain federal unrecognized tax benefit.  The change in the unrecognized tax benefit had no impact on the Company’s income tax provision as a result of the full federal valuation allowance.  In addition, the income tax expense for the year ended December 31, 2020 included an accrual for unrecognized tax benefit for foreign taxes and an income tax benefit for the remeasurement of certain net foreign deferred tax liability based on the renewed tax holiday period in Singapore.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements include statements regarding our proposed acquisition by Marvell and the timing and impact thereof; anticipated trends and challenges in our business and the markets in which we operate, including the market for 25G to 600G high-speed analog and mixed signal semiconductor solutions,  demand for our current products, our plans for future products and anticipated features and benefits thereof, expansion of our product offerings and business activities, enhancements of existing products, our ability to forecast demand and its effects, the impact of U.S. government export restrictions on Huawei, our acquisitions and investments in other companies or technologies, including our acquisition of eSilicon, and the anticipated benefits thereof and increase in expenses related thereto, critical accounting policies and estimates, our expectations regarding our expenses and revenue, sources of revenue, our effective tax rate and tax benefits, the benefits of our products and services, our technological capabilities and expertise, our liquidity position and sufficiency thereof, including our anticipated cash needs and uses of cash, our ability to generate cash, our operating and capital expenditures and requirements and our needs for additional financing and potential consequences thereof, repatriation of cash balances from our foreign subsidiaries, our contractual obligations, our anticipated growth and growth strategies, including growing our end customer base, interest rate sensitivity, adequacy of our disclosure controls, our legal proceedings and warranty claims. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the satisfaction of the conditions to closing the acquisition by Marvell of us (including the failure to obtain necessary regulatory and stockholder approvals) in the anticipated timeframe or at all, risks related to the ability to realize the anticipated benefits of the acquisition, including the possibility that the expected benefits to the combined company from the proposed acquisition will not be realized or will not be realized within the expected time period, disruption from the transaction making it more difficult to maintain business, contractual and operational relationships, the unfavorable outcome of any legal proceedings that have been or may be instituted against Marvell, us or the combined company, the ability to retain key personnel, negative effects of this announcement or the consummation of the proposed acquisition on the market price of the capital stock of us or Marvell, and on our and Marvell’s operating results, risks relating to the value of the HoldCo Common Stock (as defined below)to be issued in the transaction, significant transaction costs, fees, expenses and charges, unknown liabilities, the risk of litigation and/or regulatory actions related to the proposed acquisition, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; factors affecting our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our solutions, the effect of changes in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to qualify for tax holidays and incentives, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this report, including the risks set forth under Part I, “Item 1A, Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date hereof. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and cloud markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing environments and enable the rollout of next generation communications and cloud infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and data centers. We provide 25G to 600G high-speed analog and mixed signal semiconductor solutions for the communications market. We have a wide range of products in our portfolio with many products sold in communication and cloud markets as of December 31, 2020. We have ongoing, informal collaborative discussions with industry and technology leaders in Tier-1 cloud providers, telecom operators, network system OEMs and optical module and component vendors to design architectures and products that solve bandwidth bottlenecks in existing and next generation communications systems. Although we do not have any formal agreements with these entities, we engage in informal discussions with these entities with respect to anticipated technological challenges, next generation customer requirements and industry conventions and standards. We help define industry conventions and standards within the markets we target by collaborating with technology leaders, OEMs, systems manufacturers and standards bodies.

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

•

In 2016, we completed the acquisition of ClariPhy Communications, Inc. With this acquisition, we are able to provide a complete coherent platform to our customers in telecommunication and cloud interconnect applications. We also introduced ColorZ® reference design, the industry’s first Silicon Photonics 100G PAM4 platform solution for 80 km DWDM Data Center Interconnect in QSFP28 form factor. Utilizing advanced Pulse Amplitude Modulation signaling, ColorZ® delivers up to 4Tb/s of bandwidth over a single fiber and allows multiple data centers located up to 80 km of each other to be connected and act like a single data center. We further introduced a highly integrated Silicon Photonics (SiPho) technology platform for 100Gbit/s data center applications. The single-chip SiPho optics includes multi-channel modulators, photodetectors, multiplexers, demultiplexers, optical power monitors and fiber coupling structures all integrated onto a single integrated circuit. We also announced the availability of the industry’s lowest power Clock and Data Recovery Retimer for module applications, IN012525-CQ CMOS CDR and 45GBaud Linear Coherent Product Family, the industry’s first linear ICs enabling 400G coherent solutions for next-generation telecommunication and cloud applications. We also announced the industry’s first 400GbE platform solution for next-generation 400G CFP8 modules. The platform solution includes our PAM4 DSP IC that supports IEEE P802.3bs 400G/s Ethernet standard alongside its companion market leading linear TIA and linear drivers for client based cloud interconnects. With the introduction of these new products, we are offering customers an end-to-end platform solution for moving data faster within and between data centers. We also announced the production availability of a new product in the 32GBaud Linear Coherent Product Family. The IN3217SZ, a quad linear Mach-Zehnder Modulator Driver in a SMT package, extends the product portfolio by utilizing cost effective packaging for the 100G/200G coherent long haul and metro optical interconnect applications. We also announced the sampling of IN6450TA, the world’s first 64GBaud dual channel linear TIA/VGA amplifier. The IN6450TA supports data rates of 400Gbps to 600Gbps on a single wavelength for long haul, metro, and data center interconnect networks using coherent technology.

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

•

In 2019, we announced our Porrima™ Gen2 Single-Lambda PAM4 platform with integrated laser drivers that reduces optical module Bill of Material (BOM) cost and enables sub-10 watt 400Gbps QSFP-DD optical transceiver modules for wired network infrastructure – including hyperscale cloud data center, service provider and enterprise networks. We also announced first to production of a 100Gbps and 400Gbps Single-Lambda PAM4 platform for the next frontier of data center and cloud networking. Our Porrima™ PAM4 platform is a complete 56GBaud solution, with linear TIA and drivers, for the optical network infrastructure including mass-scale cloud data center, service provider and enterprise networks.  We started sampling our new Canopus™ coherent DSP, the industry’s first merchant 7nm coherent DSP. Canopus paves the way for an industry-wide paradigm shift in deployment models by providing low power and high density QSFP-DD, OSFP and CFP2-DCO coherent pluggable modules for cloud and telecom customers.  We started engineering sampling of ColorZ® II, the industry's first 400ZR QSFP-DD pluggable coherent transceiver for cloud DCIs to major cloud operators and OEMs. COLORZ II enables large cloud operators to connect metro data centers at a fraction of the cost of traditional coherent transport systems and allows switch and router companies to offer the same density for both coherent DWDM and client optics in the same chassis.

•	In 2020, we completed the acquisition of eSilicon. With this acquisition, we are able to accelerate our roadmap in developing electro-optics solutions for cloud and telecommunications customers. We also purchased certain assets and rights of Arrive to expand our presence into strategic geographic regions for talent acquisition. We announced the availability of Capella™, our second-generation, high performance 112Gbps SerDes IP solution in 7nm. The Capella SerDes IP is designed to ensure high performance across the most demanding environments for network connectivity and data transmission. We started engineering sampling of our Spica™ 800G 7nm PAM4 DSP, the first 800Gbps or 8x100Gbps PAM4 DSP to enable 800G optical transceiver modules in QSFP-DD800 or OSFP form factors. The highly integrated Spica 800G platform includes our high-performance, low power PAM4 DSPs alongside its companion market leading low power linear driver and TIAs. We also announced our new Porrima™ Gen3 Single-Lambda PAM4 platform, the third generation of its industry-leading PAM4 platform solution optimized for hyperscale data center networks. The Porrima Gen3 platform reduces the total module power consumption, lowers total cost of ownership and enables a wider range of lasers, enriching the ecosystem with the next generation of innovation. We started engineering sampling of our next-generation 400G DR4 silicon photonics platform solution which includes a silicon photonics integrated circuit (PIC), a flip chip TIA, and an analog controller; all designed to work seamlessly with our Porrima™ PAM4 DSP to enable faster time to ramp and lower cost per bit. We announced our new Alcor™ PAM4 DSP platform to accelerate the industry’s transition from 25G to 100G per wavelength. Based on our Porrima™ PAM4 DSP platform, the new Alcor platform includes our PAM4 DSP technology, linear TIA and driver to provide even higher levels of integration and lower power for high-performance hyperscale data center, cloud computing and emerging AI applications. We also announced the Polaris™ Gen2 PAM4 platform, the industry’s first 50G, 28Gbaud PAM4 DSP solution based on low-power 7nm CMOS technology. Polaris Gen2 builds on the innovation of our field-proven Polaris Gen1 PAM4 platform, providing even higher levels of integration and lower power for high-performance hyperscale data center, cloud computing and emerging AI applications.

Our products are designed into systems sold by OEMs, including Tier-1 OEMs in the telecom and networking system markets worldwide. We believe we are one of a limited number of suppliers to these OEMs for the types of products we sell, and in some cases we may be the sole supplier for certain applications. We sell both directly to these OEMs and to module manufacturers, ODMs, and subsystems providers that, in turn, sell to these OEMs. During the year ended December 31, 2020, we sold our products to approximately 140 customers. A significant portion of our revenue has been generated by a limited number of customers.  In the year ended December 31, 2020, we believe that sales to Microsoft and Innolight, directly and indirectly, through subcontractors, accounted for approximately 12% and 14% of our total revenue, respectively.  We sell products to Cyberlink, a distributor who sells to various end customers.  Sales to Cyberlink accounted for approximately 15% of our total revenue for the year ended December 31, 2020.  In the year ended December 31, 2019, we believe that sales to Microsoft and Huawei, directly and indirectly, through subcontractors, accounted for approximately 14% and 11% of our total revenue, respectively.  We sell products to Fabrinet, a subcontractor who sells to various end customers. Sales to Fabrinet accounted for approximately 11% of our total revenue for the year ended December 31, 2019.  In the year ended December 31, 2018, we believe that sales to Microsoft, Huawei, and Cisco, directly and indirectly, through subcontractors, accounted for approximately 18%, 14% and 11% of our total revenue, respectively.  Sales to Cyberlink accounted for approximately 11% of our total revenue for the year ended December 31, 2018.  Substantially all of our sales to date, including our sales to Microsoft, Innolight, Fabrinet, Cyberlink, Huawei and Cisco, are made on a purchase order basis. Since the beginning of 2006, we have shipped more than 121 million high-speed analog and mixed signal semiconductors, of which eSilicon contributed approximately 39 million units in 2020. Our total revenue was $683.0 million, $365.6 million and $294.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in our revenue in 2020 was primarily due to increases in telecommunication and cloud products as well as the inclusion of eSilicon revenues.

Sales to customers in Asia accounted for 69%, 64% and 57% of our total revenue in 2020, 2019 and 2018, respectively. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our future revenue will continue to come from sales to that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold to end-users outside Asia.

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

Pending Merger with Marvell Technology Group Ltd. (“Marvell”)

On October 29, 2020, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Marvell Technology Group Ltd., a Bermuda exempted company (“Marvell”), Maui HoldCo, Inc., a Delaware corporation and a wholly-owned subsidiary of Marvell (“HoldCo”), Maui Acquisition Company Ltd, a Bermuda exempted company and a wholly-owned subsidiary of HoldCo (“Bermuda Merger Sub”), and Indigo Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of HoldCo (“Delaware Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Bermuda Merger Sub would merge with and into Marvell, with Marvell surviving the merger as a wholly-owned subsidiary of HoldCo (the “Bermuda Merger”), followed immediately by the merger of Delaware Merger Sub with and into Inphi, with Inphi surviving the merger as a wholly-owned subsidiary of HoldCo (the “Delaware Merger” and, together with the Bermuda Merger, the “Mergers”).  The Mergers would result in a combined company domiciled in the United States, with Marvell shareholders owning approximately 83% of the combined company, and our stockholders owning approximately 17% of the combined company.

Table of Content

Summary of Consolidated Financial Results

As discussed in more detail below, for the year ended December 31, 2020, compared to the year ended December 31, 2019, we delivered the following financial performance.

●	Total revenue increased by $317.3 million, or 87% to $683.0 million.
●	Gross profit as a percentage of revenue decreased from 58% to 54%.
●	Total operating expenses increased by $125.7 million, or 48% to $388.0 million.
●	Loss from operations decreased by $32.6 million to $16.8 million.
●	During the year ended December 31, 2020, we repurchased and converted some of our Convertible Notes 2015 and Convertible Notes 2016 which resulted in a loss on early extinguishment of $13.6 million.
●	Provision for income taxes increased by $4.1 million to $4.5 million.
●	Loss per share decreased by $0.41 to $1.20.

The increase in our revenue for the year ended December 31, 2020 was primarily the result of increases in  telecommunication and cloud products as well as the inclusion of eSilicon revenues.

Gross profit as a percentage of revenue decreased from 58% to 54% due mainly to amortization of inventory fair value step-up related to acquired eSilicon inventories and amortization of acquired intangibles.

Total operating expenses increased in 2020 due primarily to an increase in headcount and stock-based compensation expense as a result of new equity grants. Our expenses mainly consist of personnel costs, which include compensation, benefits, payroll related taxes and stock-based compensation. From December 31, 2019 to December 31, 2020, our headcount increased by 90, mostly in the engineering department.  In addition, the acquisitions of eSilicon and Arrive added 311 employees, including transition employees.  We expect expenses to continue to increase in absolute dollars as we continue to invest resources to develop more products, to support the growth of our business. Our loss per share decreased primarily due to higher gross profit, partially offset by higher operating expenses, loss on early extinguishment of debt and provision for income taxes.

Our cash and cash equivalents were $103.5 million at December 31, 2020, compared with $282.7 million at December 31, 2019. Cash provided by operating activities was $155.6 million during the year ended December 31, 2020 compared to $96.9 million during the year ended December 31, 2019. Cash used in investing activities was $213.6 million compared to cash provided by investing activities was $63.0 million during the year ended December 31, 2019.  Cash used in financing activities was $121.2 million during the year ended December 31, 2020 compared to $49.3 million during the year ended December 31, 2019.

Critical Accounting Policies and Significant Management Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  In March 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization. While the nature of the situation is dynamic, we considered the impact when developing our estimates and assumptions noted above. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

Our products are fully functional at the time of shipment and do not require additional production, modification, or customization. We recognize revenue upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer, net of accruals for estimated sales returns and allowances. Sales and other taxes we collect are excluded from revenue. The fee is based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other persuasive evidence of an arrangement. Certain distributors may receive a credit for the price discounts associated with the distributors' customers that purchased those products. We estimate the extent of these distributor price discounts at each reporting period to reduce accounts receivable and revenue. Although we accrue an estimate of distributor price discount, we do not issue these discounts to the distributor until the inventory is sold to the distributors' customers. As of December 31, 2020 and 2019, the estimated price discount was $0.4 million and $0.7 million, respectively. Payment terms of customers are typically 30 to 60 days after invoice date. Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience.

Table of Content

Occasionally, we enter into license and development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables by milestones or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services. We believe the milestone method or input method based on costs incurred best depict efforts expended to transfer services to the customers under most of our development agreements. Certain contracts may include multiple performance obligations in which we allocate revenues to each performance obligation based on observable evidence.  When stand-alone selling prices are not directly observable, we use the adjusted market assessment approach or residual approach, if applicable.

We perform ongoing credit evaluations of our customers and assesses each customer’s credit worthiness. We monitor collections and payments from our customers and maintain an allowance for credit loss based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote.  As of December 31, 2020, our allowance for credit loss was $0.2 million.  As of December 31, 2019, our allowance for doubtful accounts was $1.2 million.

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

Product Warranty

Our products are under warranty against defects in material and workmanship generally for a period of one or two years. We accrue for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of our typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. We monitor product returns for warranty-related matters and monitor both a specific and general accrual for the related warranty expense based on specific circumstances and general historical experience. Our warranty obligation requires management to make assumptions regarding failure rates and failure analysis costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which would adversely affect our gross margins and operating results. The warranty liability as of December 31, 2020 and 2019 was immaterial.

Business Combinations

We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. This requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may adjust the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of income (loss).

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

Table of Content

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

There was no evidence of impairment based on the annual impairment testing for the year ended December 31, 2020.

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair market value of our common stock on the date of grant. The performance-based stock units are subject to the achievement of a pre-established revenue goal and earnings per share on a non-GAAP basis.  Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service.  The fair value of the performance-based stock units is calculated using the same method as our standard restricted stock units described above. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income (loss). If the award has a market condition, we estimate the fair value using Monte Carlo simulation model and recognize compensation ratably over the service period unless the award also has a graded vesting feature, in which case, we recognize compensation using graded vesting method. We elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the consolidated statements of income (loss) based on the department to which the related employee reports.

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

Table of Content

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

We have valuation allowance against deferred tax assets in certain tax jurisdictions for the years ended December 31, 2020, 2019 and 2018. The valuation allowance was established due to negative evidence that included our cumulative losses in the U.S. and various foreign subsidiaries, after considering permanent tax differences. During the year ended December 31, 2018, we released a portion of the federal valuation allowance against deferred tax assets as a result of the transfer of an acquired in-process research and development to developed technology in 2018, which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets.

In accordance with the Financial Accounting Standards Board’s (FASB) guidance on Accounting for Uncertainty in Income Taxes, we perform a comprehensive review of uncertain tax positions regularly. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We determine the tax liability for uncertain tax positions based on a two-step process. The first step is to determine whether it is more likely than not based on technical merits that each income tax position would be sustained upon examination. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The assessment of each tax position requires significant judgment and estimates. We believe our tax return positions are fully supported, but tax authorities could challenge certain positions, which may not be fully sustained. All tax positions are periodically analyzed and adjusted as a result of events, such as the resolution of tax audits, issuance of new regulations or new case law, negotiations with tax authorities, and expiration of statutes of limitations.  The income tax expense for the year ended December 31, 2020 included a reversal of certain unrecognized tax benefit as a result of the Internal Revenue Service exam conclusion with a no change report. The reversal of the unrecognized tax benefit had no impact on the Company’s income tax provision as a result of the full federal valuation allowance. The income tax expense for the year ended December 31, 2020 included an accrual for unrecognized tax benefit for foreign taxes and an income tax benefit for the remeasurement of certain net foreign deferred tax liability based on the renewed tax holiday period in Singapore.

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

Table of Content

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

We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted to a more significant extent by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. We introduced ColorZ® in 2016 and began to ship in commercial volume in 2017. Sales of ColorZ® comprised 13%, 15% and 18% of our total revenue in 2020, 2019 and 2018, respectively.  There were no other products that generated more than 10% of our total revenue in 2020, 2019 and 2018.

The following table is based on the geographic location to which our product is initially shipped. In most cases this will differ from the ultimate location of the end-user of a product containing our technology. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
China	$365,170	$164,715	$113,684
United States	162,978	103,402	87,545
Thailand	70,771	54,468	40,884
Other	84,035	43,050	52,377
	$682,954	$365,635	$294,490

Cost of revenue. Cost of revenue includes cost of materials such as wafers processed by third-party foundries, costs associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, as well as equipment associated with manufacturing support, logistics and quality assurance, warranty costs, write-down of inventories, amortization of production mask costs, amortization and impairment of developed technology and contract manufacturing rights, amortization of step-up values of inventory, overhead and other indirect costs, such as allocated occupancy and information technology costs.

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

Table of Content

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

Provision (benefit) for income taxes. For the year ended December 31, 2018, we recorded an income tax benefit of $8.2 million, which reflects an effective tax rate of 8%. The effective tax rate for the year ended December 31, 2018 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research and development credits, and windfall tax benefits from stock-based compensation. In addition, the income tax benefit for the year ended December 31, 2018 included the partial release of federal valuation allowance resulting from the transfer of an acquired in-process research and development to developed technology in 2018 which allowed the related deferred tax liability to be considered a source of income for realizing deferred tax assets, as well as the revaluation of the foreign deferred tax liability on the in-process research and development based on the foreign tax rates applicable to the anticipated reversal periods, partially offset by income tax expense for the accrual of unrecognized tax benefit for foreign taxes.  For the year ended December 31, 2019, we recorded an income tax expense of $0.4 million, which reflects an effective tax rate of (0.5%).  The effective tax rate for the year ended December 31, 2019 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research development credits, and windfall tax benefits from stock-based compensation.  For the year ended December 31, 2020, we recorded an income tax expense of $4.5 million, which reflects an effective tax rate of (8.1%).  The effective tax rate for the year ended December 31, 2020 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes provided at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research development credits, windfall tax benefits from stock-based compensation and global intangible low-taxed income (“GILTI”) inclusion.  The income tax expense for the year ended December 31, 2020 included an income tax benefit for the reversal of certain unrecognized tax benefits as a result of the Internal Revenue Service exam conclusion with a no change report, substantially offset by income tax expense for the accrual of certain federal unrecognized tax benefit.  The change in the unrecognized tax benefit had no impact on the Company’s income tax provision as a result of the full federal valuation allowance.  In addition, the income tax expense for the year ended December 31, 2020 included an accrual for unrecognized tax benefit for foreign income taxes and an income tax benefit for the remeasurement of certain net foreign deferred tax liability based on the renewed tax holiday period in Singapore.

Table of Content

The following table sets forth a summary of our statement of income (loss) for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenue	$682,954	$365,635	$294,490
Cost of revenue	311,823	152,814	129,345
Gross profit	371,131	212,821	165,145
Operating expenses:
Research and development	269,147	183,875	167,924
Sales and marketing	61,290	47,722	43,080
General and administrative	57,519	30,672	28,302
Total operating expenses	387,956	262,269	239,306
Loss from operations	(16,825)	(49,448)	(74,161)
Interest expense	(35,221)	(34,920)	(32,209)
Loss on early extinguishment of debt	(13,539)	—	—
Other income, net	10,295	11,853	2,408
Loss before income taxes	(55,290)	(72,515)	(103,962)
Provision (benefit) for income taxes	4,454	396	(8,211)
Net loss	$(59,744)	$(72,911)	$(95,751)

The following table sets forth a summary of our statement of income (loss) as a percentage of each line item to the revenue:

	Year Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	46	42	44
Gross profit	54	58	56
Operating expenses:
Research and development	39	50	57
Sales and marketing	9	13	14
General and administrative	8	9	10
Total operating expenses	56	72	81
Loss from operations	(2)	(14)	(25)
Interest expense	(5)	(9)	(11)
Loss on early extinguishment of debt	(2)	—	—
Other income, net	1	3	1
Loss before income taxes	(8)	(20)	(35)
Provision (benefit) for income taxes	1	—	(3)
Net loss	(9)%	(20)%	(32)%

Table of Content

Comparison of the Years Ended December 31, 2020, 2019 and 2018

Revenue

				Change
	Year Ended December 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$682,954	$365,635	$294,490	$317,319	87%	$71,145	24%

Revenue for the year ended December 31, 2020 increased by $317.3 million primarily due to an increase in the number of units sold, partially offset by a decrease in average selling price ("ASP").  Revenue for the year ended December 31, 2020 increased primarily due to increases in revenue from cloud products by $162.0 million, telecommunication products by $81.7 million and legacy products by $73.6 million.   The number of units increased by 658% primarily due to eSilicon products sold.   The ASP decreased by 75% due to an increase in the number of units sold of lower ASP eSilicon products.    In addition, non-product revenue increased by $20.2 million due to transfer of manufacturing rights, new license and nonrecurring engineering development agreements.

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

The U.S. government export restrictions on Huawei were implemented in the middle of our third quarter of 2019, limiting revenue from that customer. However, the effect of this restriction was not material to our overall revenue in 2020 and 2019. Such restrictions have affected our revenue from Huawei in 2020 and may continue to inhibit growth in the future, we expect such restrictions to dampen potential growth between Huawei and us, as well as other U.S. suppliers, as Huawei has established internal goals to reduce its dependency on U.S. suppliers for any given product to less than 50%.  In addition, the outbreak of the coronavirus may affect our business and our international operations.  However, the potential impact is difficult to estimate.

Cost of Revenue and Gross Profit

				Change
	Year Ended December 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$311,823	$152,814	$129,345	$159,009	104%	$23,469	18%
Gross profit	371,131	212,821	165,145	158,310	74%	47,676	29%
Gross profit as a percentage of revenue	54%	58%	56%	—	(4%)	—	2%

Cost of revenue and gross profit for the year ended December 31, 2020 increased by $159.0 million and $158.3 million, respectively, mainly due to higher revenue as discussed above.  Gross profit as a percentage of revenue decreased from 58% to 54% due mainly to amortization of inventory fair value step-up related to acquired eSilicon inventories of $4.6 million, and amortization of acquired intangibles of $30.8 million during the year.

Cost of revenue and gross profit for the year ended December 31, 2019 increased by $23.5 million and $47.8 million, respectively, mainly due to higher revenue as discussed above.  Gross profit as percentage of revenue slightly increased from 56% to 58% due mainly to product and revenue mix.

 Research and Development

				Change
	Year Ended December 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Research and development	$269,147	$183,875	$167,924	$85,272	46%	$15,951	9%

Research and development expenses for the year ended December 31, 2020 increased by $85.3 million.  Personnel costs and stock-based compensation increased by $34.8 million and $20.5 million, respectively, mainly as a result of the eSilicon acquisition, new hires and new equity awards granted to employees.  In addition, software tools expense increased by $9.0 million mainly due to new software license subscriptions and cost of termination of eSilicon contracts.  Foundry and allocated expenses increased by $3.6 million and $15.6 million, respectively, due to the eSilicon acquisition, increased design activities and higher engineering activities.  Testing, laboratory supplies, packaging and pre-production engineering mask costs increased by $2.6 million due to increased research and development activities.

Research and development expenses for the year ended December 31, 2019 increased by $16.0 million.  Stock-based compensation increased by $4.9 million mainly due to an increase in equity awards.  In addition, information technology (IT), software tools expenses and allocated expenses increased by $6.0 million due to increased design activities and higher engineering activities.  Testing, laboratory supplies, packaging, outside services and pre-production engineering mask costs increased by $4.0 million due to an increase in research and development activities.

We expect research and development expenses to increase due to our acquisition of eSilicon and our strategy to continue to expand our product offerings and enhance our existing product offerings.

Table of Content

Sales and Marketing

				Change
	Year Ended December 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Sales and marketing	$61,290	$47,722	$43,080	$13,568	28%	$4,642	11%

Sales and marketing expenses for the year ended December 31, 2020 increased by $13.6 million primarily due to increase in personnel costs and stock-based compensation by $4.8 million and $7.4 million, respectively, mainly as a result of the eSilicon acquisition, new hires and new equity awards granted to employees.  In addition, commission expense increased by $1.1 million due to higher revenue.

Sales and marketing expenses for the year ended  December 31, 2019 increased by $4.6 million primarily due to an increase in personnel costs, including stock-based compensation expenses of $3.1 million.  In addition, commission expenses increased by $0.8 million due to higher revenue.

General and Administrative

				Change
	Year Ended December 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
General and administrative	$57,519	$30,672	$28,302	$26,847	88%	$2,370	8%

General and administrative expenses for the year ended December 31, 2020 increased by $26.8 million.  Salaries and stock-based compensation increased by $9.3 million, as a result of the eSilicon and Arrive acquisitions, new hires and new equity awards granted to employees.  Professional service fees increased by $11.4 million, due to the acquisitions, including expenses related to the potential merger with Marvell.  In addition, allocated expenses such as facility, human resources and information technology expenses increased by $3.8 million due to the acquisition of eSilicon and new building lease for the Company's head office in California.

General and administrative expenses for the year ended December 31, 2019 increased by $2.4 million.  Salaries and stock-based compensation increased by $2.9 million, mainly due to higher equity awards.   In addition, professional fees increased by $1.4 million due to higher outside legal fees in connection with the acquisition of eSilicon.  The increases were partially offset by decreases in bad debts of $0.6 million and loss on settlement claims related to the ClariPhy acquisition of $1.8 million.

Provision (benefit) for Income Taxes

				Change
	Year Ended December 31,			2020		2019
	2020	2019	2018	Amount	%	Amount	%
	(dollars in thousands)
Provision (benefit) for income taxes	$4,454	$396	$(8,211)	$4,058	N/M	$8,607	105%

For the year ended December 31, 2020, we recorded provision for income taxes of $4.5 million, which reflects an effective tax rate of (8.1%).  The effective tax rate for the year ended December 31, 2020 differed from the statutory rate of 21% primarily due to the change in valuation allowance, foreign income taxes paid at lower rates, geographic mix in operating results, unrecognized tax benefits, recognition of federal and state research development credits, windfall tax benefits from stock-based compensation and GILTI inclusion. In addition, the income tax expense for the year ended December 31, 2020 included an accrual for unrecognized tax benefit for foreign income taxes and an income tax benefit for the remeasurement of certain net foreign deferred tax liability based on the renewed tax holiday period in Singapore.

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

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents and investments in marketable securities of $166.9 million. Our primary uses of cash are to fund operating expenses, purchase inventory, acquire property, and equipment, tax payments associated with stock withholding, business acquisitions and convertible debt purchases or repayments. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our primary sources of cash are cash receipts on accounts receivable from our revenue.  In 2020, 2016 and 2015, we issued convertible debt, which resulted in an increase in cash and cash equivalents. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period, depending on the timing of shipments and payment cycles of our major customers.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$155,585	$96,944	$78,159
Net cash provided by (used in) investing activities	(213,591)	63,017	(35,650)
Net cash used in financing activities	(121,188)	(49,256)	(33,941)
Net increase (decrease) in cash and cash equivalents	$(179,194)	$110,705	$8,568

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2020 primarily reflected depreciation and amortization of $127.7 million, stock-based compensation expense of $111.2 million, accretion of convertible debt and amortization of issuance expenses of $29.3 million, loss on termination of software lease contracts of $3.4 million, loss on early extinguishment of debt of $13.5 million, deferred income taxes of $3.7 million, decrease in prepaid expenses and other assets of $28.4 million, and increase in accounts payable of $11.2 million, partially offset by a net loss of $59.7 million, net unrealized gain on equity investment of $2.0 million, realized gain on equity investments of $5.0 million, increases in accounts receivable of $50.8 million and inventories of $35.2 million and decreases in accrued expenses of $11.4 million, deferred revenue of $7.9 million and other liabilities of $1.9 million.  Our prepaid expenses and other current assets decreased due to collection of receivables from eSilicon stockholders to pay eSilicon employees, settlement of receivable from eSilicon upon close of the acquisition, receipt of lease incentive allowance and usage of prepaid expenses.  Our accounts payable and inventories increased due to build-up of inventories for future shipments and addition of eSilicon inventories. Our accounts receivable increased due to higher revenue. Accrued expenses decreased due to payment to eSilicon employees as part of the acquisition.  Our deferred revenue decreased due to services provided or shipment of products.  Other liabilities decreased due to payments.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the year ended December 31, 2020 primarily consisted of acquisitions of businesses of $223.7 million, purchases of marketable securities of $41.9 million and equity investments of $6.0 million and purchases of property and equipment of $74.8 million, partially offset by proceeds from maturities and sales of marketable securities of $118.7 million and proceeds from eSilicon investment of $15.0 million.

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

Table of Content

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2020 primarily consisted of payment for debt repurchases and settlement of $461.2 million, minimum tax withholding paid on behalf of employees for net share settlement of $80.4 million, purchase of capped call options of $55.7 million, payment of obligations related to purchase of intangible assets and equipment financing of $35.5 million, partially offset by proceeds from convertible debt, net of issuance cost of $492.5 million,  proceeds from the exercise of stock options and ESPP purchases of $19.1 million.

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

Operating and Capital Expenditure Requirements

Our principal sources of liquidity as of December 31, 2020 consisted of $166.9 million of cash, cash equivalents and investments in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments in marketable securities from operations will be sufficient to finance our operational cash needs through at least the next 12 - 18 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities and grow our end customer base which will result in higher needs for working capital. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A, Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through equity or debt financing or from other sources. We currently plan to establish a small line of credit in the first quarter of 2021 to address potential temporary dislocations of geographic cash availability which may occur either from a timing of payment or collection point of view. We are also forecasting approximately $60 million in tax payments with respect to stock withholding in each of March and April 2021. In the future, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2020:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible debt	$566,517	$60,517	—	$506,000	—
Interest payable on convertible debt	17,530	4,248	$7,590	5,692	—
Operating lease obligations	51,980	7,045	14,193	10,951	$19,791
Obligations related to software license intangibles	45,859	30,250	15,609	—	—
Obligations under service contract	640	391	166	83	—
Obligations under equipment financing	94	94	—	—	—

As of December 31, 2020, we recorded a liability for our uncertain tax position of $1.1 million. We are unable to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

We depend upon third-party subcontractors to manufacture our wafers. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2020, the total value of open purchase orders for wafers was approximately $40.6 million. As of December 31, 2020, we have a commitment to pay $0.3 million of mask costs.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, such as the use of structured finance, special purpose entities or variable interest entities.

Recent Authoritative Accounting Guidance

See Note 1 of the Notes to our Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Table of Content

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents and investments in marketable securities of $166.9 million and $422.9 million at December 31, 2020 and December 31, 2019, respectively, which was held for working capital purposes. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities. Our investment portfolio as of December 31, 2020 consisted of money market funds, municipal bonds, corporate bonds and commercial paper. Investments in fixed rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates. Due in part to this factor, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income, reported in a separate component of stockholders' equity. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2020, the impact on the fair value of these securities or our cash flows or income would not be material.

In a low interest rate environment, as short-term investments mature, reinvestment can occur at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

As of December 31, 2020, we had outstanding debt of $566.5 million in the form of convertible notes. The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of our convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Our cash and cash equivalents and investment in marketable securities at December 31, 2020 consisted of $141.1 million held domestically, with the remaining balance of $25.8 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States. We do not plan to repatriate cash balances from foreign subsidiaries to fund our operations in the United States.

Foreign Currency Risk

To date, our international customer and vendor agreements have been denominated almost exclusively in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and currently enter into immaterial foreign currency hedging transactions.

Table of Content

Item 8.	Financial Statements and Supplementary Data

Table of Content

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inphi Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inphi Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation – Write-down for Excess or Obsolete Inventories

As described in Note 1 to the consolidated financial statements, inventories are stated at the lower of cost and net realizable value. As of December 31, 2020, the Company’s consolidated inventories balance was $111.4 million. Inventories are reduced for write-downs based on periodic reviews for evidence of slow-moving or obsolete parts. Management’s write-down is based on the comparison between inventory on hand and forecasted customer demand for each specific product. Inventory write-downs are also established when conditions indicate the net realizable value is less than cost due to technological obsolescence, changes in price level or other causes. As disclosed by management, the calculation of inventory valuation, specifically the write-down for excess or obsolete inventories, requires management to make assumptions and to apply judgment regarding forecasted customer demand and technological obsolescence.

The principal considerations for our determination that performing procedures relating to inventory valuation, specifically the write-down for excess or obsolete inventories, is a critical audit matter are (i) the significant judgment by management when estimating the write-down related to the technological obsolescence assumption, which in turn led to (ii) significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the technological obsolescence assumption.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s inventory valuation, including controls over management’s write-down for excess or obsolete inventories. These procedures also included, among others,  testing management’s process for the write-down for excess or obsolete inventories.  Testing management’s process included (i) evaluating the appropriateness of management’s process, (ii) testing the completeness and accuracy of the underlying data used by management, and (iii) evaluating the reasonableness of management’s technological obsolescence assumption. Evaluating management’s assumption related to technological obsolescence involved evaluating whether the assumption was reasonable considering (i) historical customer purchasing patterns, (ii) customer contracts, (iii) industry trends, and (iv) whether the assumption was consistent with evidence obtained in other areas of the audit.

Valuation of Developed Technology and Contract Manufacturing Rights Intangible Assets Acquired in the eSilicon Corporation Acquisition

As described in Note 2 to the consolidated financial statements, on January 10, 2020, the Company completed the acquisition of eSilicon Corporation for total consideration of approximately $214.6 million, including $33.6 million of developed technology and $105.2 million of contract manufacturing rights intangible assets being recorded. The developed technology and the contract manufacturing rights intangible assets were valued using the multi-period excess earnings method under the income approach, which involved discounting the direct cash flows expected to be generated by the developed technology and contract manufacturing rights over their remaining economic lives, net of returns on contributory assets. Management applied significant judgment in estimating the fair values of the developed technology and the contract manufacturing rights intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of the future revenue cash flows and revenue growth rates.

The principal considerations for our determination that performing procedures relating to valuation of the developed technology and the contract manufacturing rights intangible assets acquired in the eSilicon Corporation acquisition is a critical audit matter are (i) the significant judgment by management when determining these estimates, which in turn led to (ii) significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the significant assumptions related to future revenue cash flows and revenue growth rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the developed technology and the contract manufacturing rights intangible assets and controls over development of the significant assumptions, including future revenue cash flows and revenue growth rates. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for determining the fair values of the developed technology and the contract manufacturing rights intangible assets. Testing management’s process included (i) evaluating the appropriateness of the valuation method, (ii) testing the completeness and accuracy of the underlying data used by management, and (iii) evaluating the reasonableness of the significant assumptions used by management related to future revenue cash flows and revenue growth rates. Evaluating management’s assumptions related to future revenue cash flows and revenue growth rates involved evaluating whether the assumptions were reasonable considering (i) the past performance of the acquired business, (ii) existing customer contracts, and (iii) relevant peer company data.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2021

We have served as the Company’s auditor since 2002.

Table of Content

Inphi Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$103,529	$282,723
Investments in marketable securities (amortized cost of $62,881 and $139,448 as of December 31, 2020 and 2019, respectively)	63,389	140,131
Accounts receivable, net	111,436	60,295
Inventories	111,403	55,013
Prepaid expenses and other current assets	10,137	17,463
Total current assets	399,894	555,625
Property and equipment, net	133,556	79,563
Goodwill	181,688	104,502
Intangible assets, net	231,633	168,290
Right of use assets, net	30,855	33,576
Other assets, net	30,610	34,450
Total assets	$1,008,236	$976,006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,387	$18,771
Deferred revenue	3,281	3,719
Accrued employee expenses	35,627	13,164
Other accrued expenses	11,288	5,125
Convertible debt	58,004	217,467
Other current liabilities	45,930	33,531
Total current liabilities	190,517	291,777
Convertible debt	405,689	258,711
Other long-term liabilities	58,320	78,917
Total liabilities	654,526	629,405
Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 53,381,854 and 45,909,466 issued and outstanding at December 31, 2020 and 2019 respectively	53	46
Additional paid-in capital	654,883	587,862
Accumulated deficit	(302,551)	(242,807)
Accumulated other comprehensive income	1,325	1,500
Total stockholders’ equity	353,710	346,601
Total liabilities and stockholders’ equity	$1,008,236	$976,006

The accompanying notes are an integral part of these consolidated financial statements.

Inphi Corporation

Consolidated Statements of Income (Loss)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$682,954	$365,635	$294,490
Cost of revenue	311,823	152,814	129,345
Gross profit	371,131	212,821	165,145
Operating expenses:
Research and development	269,147	183,875	167,924
Sales and marketing	61,290	47,722	43,080
General and administrative	57,519	30,672	28,302
Total operating expenses	387,956	262,269	239,306
Loss from operations	(16,825)	(49,448)	(74,161)
Interest expense	(35,221)	(34,920)	(32,209)
Loss on early extinguishment of debt	(13,539)	—	—
Other income, net	10,295	11,853	2,408
Loss before income taxes	(55,290)	(72,515)	(103,962)
Provision (benefit) for income taxes	4,454	396	(8,211)
Net loss	$(59,744)	$(72,911)	$(95,751)
Earnings per share:
Basic	$(1.20)	$(1.61)	$(2.19)
Diluted	$(1.20)	$(1.61)	$(2.19)
Weighted-average shares used in computing earnings per share:
Basic	49,901,181	45,226,717	43,690,581
Diluted	49,901,181	45,226,717	43,690,581

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Inphi Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(59,744)	$(72,911)	$(95,751)

Other comprehensive income (loss):
Available for sale investments:
Change in unrealized gain or loss, net of $0, $0, and $0 tax expense in 2020, 2019 and 2018, respectively	121	1,173	(179)
Realized gain reclassified into earnings, net of $0, $0, and $0 tax expense in 2020, 2019 and 2018, respectively	(296)	(62)	(1)
Comprehensive loss	$(59,919)	$(71,800)	$(95,931)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Inphi Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stock-holders’ Equity
	Shares	Amount
Balance at December 31, 2017	42,780,229	$43	$484,934	$(74,145)	$569	$411,401
Issuance of common stock from exercise of stock options	187,742	—	719	—	—	719
Issuance of common stock from restricted stock unit grants, net of shares withheld for tax	1,041,258	1	(19,286)	—	—	(19,285)
Issuance of common stock from employee stock purchase plan	283,493	—	5,906	—	—	5,906
Stock-based compensation expense	—	—	63,884	—	—	63,884
Net loss	—	—	—	(95,751)	—	(95,751)
Other comprehensive loss, net	—	—	—	—	(180)	(180)
Balance at December 31, 2018	44,292,722	$44	$536,157	$(169,896)	$389	$366,694
Issuance of common stock from exercise of stock options	253,980	—	2,616	—	—	2,616
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	1,154,043	2	(34,140)	—	—	(34,138)
Issuance of common stock from employee stock purchase plan	208,721	—	6,374	—	—	6,374
Stock-based compensation expense	—	—	76,855	—	—	76,855
Net loss	—	—	—	(72,911)	—	(72,911)
Other comprehensive loss, net	—	—	—	—	1,111	1,111
Balance at December 31, 2019	45,909,466	$46	$587,862	$(242,807)	$1,500	$346,601
Issuance of common stock from exercise of stock options	812,710	1	11,189	—	—	11,190
Issuance of common stock from restricted stock unit grant, net of shares withheld for tax	1,224,276	1	(94,203)	—	—	(94,202)
Issuance of common stock from employee stock purchase plan	128,892	—	7,893	—	—	7,893
Conversion feature of Convertible Notes 2020, net of issuance costs	—	—	100,616	—	—	100,616
Purchase of Capped Call 2020	—	—	(55,660)	—	—	(55,660)
Impact of repurchases of Convertible Notes 2015 and Convertible Notes 2016	4,977,756	5	(14,048)	—	—	(14,043)
Conversion of Convertible Notes 2015 to common stock	24	—	—	—	—	—
Issuance of common stock from maturity of Convertible Notes 2015	851,448	1	(14)	—	—	(13)
Maturity of Capped Call 2015	(522,718)	(1)	1	—	—	—
Stock-based compensation expense	—	—	111,247	—	—	111,247
Net loss	—	—	—	(59,744)	—	(59,744)
Other comprehensive loss, net	—	—	—	—	(175)	(175)
Balance at December 31, 2020	53,381,854	$53	$654,883	$(302,551)	$1,325	$353,710

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Inphi Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(59,744)	$(72,911)	$(95,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	127,650	96,694	82,719
Stock-based compensation	111,247	76,855	63,884
Gain from sale of an equity investment	—	(924)	—
Loss on disposal of property and equipment	484	444	331
Net unrealized gain on equity investments	(2,010)	(2,201)	(2,441)
Realized gain on an equity investment	(4,999)	—	—
Impairment of non-marketable equity investment	—	—	7,000
Deferred income taxes	3,703	337	(8,628)
Accretion of convertible debt and amortization of debt issuance costs	29,277	28,353	26,394
Amortization of premiums (discount) on marketable securities	144	(1,118)	(583)
Loss on termination of software lease contracts	3,370	—	—
Loss on early extinguishment of debt	13,539	—	—
Other noncash items	(52)	(46)	2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(50,841)	(1,524)	6,722
Inventories	(35,178)	(21,961)	(1,331)
Prepaid expenses and other assets	28,372	(2,707)	549
Income tax payable/receivable	585	279	(1,671)
Accounts payable	11,240	482	1,963
Accrued expenses	(11,406)	(805)	(4,902)
Deferred revenue	(7,939)	(1,713)	4,997
Other liabilities	(1,857)	(590)	(1,095)
Net cash provided by operating activities	155,585	96,944	78,159
Cash flows from investing activities
Purchases of property and equipment	(74,823)	(29,518)	(31,713)
Proceeds from disposal of property and equipment	—	—	145
Purchases of marketable securities	(41,909)	(274,246)	(248,038)
Sales of marketable securities	65,588	168,426	11,654
Maturities of marketable securities	53,072	203,068	242,825
Proceeds from sale of equity investments	14,999	3,424	2,414
Acquisitions of businesses, net of cash acquired	(223,731)	—	—
Purchases of intangible assets	(788)	(1,137)	(126)
Purchases of equity investments in private companies	(5,999)	(7,000)	(12,811)
Net cash provided by (used in) investing activities	(213,591)	63,017	(35,650)
Cash flows from financing activities
Proceeds from exercise of stock options	11,190	2,616	719
Proceeds from employee stock purchase plan	7,893	6,374	5,906
Proceeds from issuance of Convertible Notes 2020, net of cost	493,350	—	—
Payments of third party issuance costs on Convertible Notes 2020	(857)	—	—
Payment for repurchases and settlement of Convertible Notes 2015 and Convertible Notes 2016	(461,236)	—	—
Minimum tax withholding paid on behalf of employees for net share settlement	(80,375)	(33,596)	(19,118)
Payments of obligations related to purchase of intangible assets	(35,158)	(24,221)	(21,311)
Repayment of long-term loan	—	—	405
Purchase of Capped Call 2020	(55,660)	—	—
Payments of obligations related to equipment financing	(335)	(429)	(542)
Net cash used in financing activities	(121,188)	(49,256)	(33,941)
Net increase (decrease) in cash and cash equivalents	(179,194)	110,705	8,568
Cash and cash equivalents at beginning of year	282,723	172,018	163,450
Cash and cash equivalents at end of year	$103,529	$282,723	$172,018
Supplemental cash flow information
Income taxes paid (refund received)	$574	$(155)	$2,155
Interest paid	5,932	6,577	5,818
Supplemental disclosure of non-cash investing and financing activities
Software license intangible assets	1,870	57,406	20,066
Settlement of net receivable from eSilicon as part of purchase consideration	5,250	—	—
Marketable equity investment acquired as settlement of receivable from a customer	—	2,500	—

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

On January 10, 2020, the Company completed the acquisition of eSilicon Corporation (“eSilicon”) for $214,644. The revenue and expenses of eSilicon from January 10, 2020 onwards are included in the consolidated statements of income (loss).

On May 18, 2020, the Company purchased  certain assets and rights of Arrive Technologies, Inc. ("Arrive") for $20,141.  The revenue and expenses related to this purchase from May 18, 2020 onwards are included in the consolidated statements of income (loss).

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

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including the Company’s estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although, the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets the Company acquired include future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development (“IPR&D”) into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

On an ongoing basis, management evaluates its estimates, including those related to (i) the accounts receivable credit losses and allowance for distributors’ price discounts; (ii) write-down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) the measurement of non-marketable equity securities; (vii) amounts recorded in connection with acquisitions; (viii) recoverability of intangible assets and goodwill; and (ix) the recognition and disclosure of fair value of convertible debt and contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third party valuation specialists to assist with estimates related to the valuation of certain financial instruments and assets associated with various contractual arrangements, and valuation of assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs.  Actual results may differ from those estimates under different assumptions or circumstances.

In March 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions.  The Company assessed certain estimates and assumptions that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts the COVID-19 pandemic as of December 31, 2020 and through the date of this report.  The accounting estimates assessed included, but were not limited to, the accounts receivable credit losses and allowance for distributors’ price discounts; write-down for excess and obsolete inventories, the value assigned to and estimated useful lives of long-lived assets, the realization of tax assets and estimates of tax liabilities and tax reserves and recoverability of property and equipment, intangible assets and goodwill.  As of the date the consolidated financial statements were made available for issuance, the Company is not aware of any specific event or circumstance that would require the Company to update the estimates or judgments or to revise the carrying value of assets or liabilities.  While the Company considered the effects of the COVID-19 pandemic on the estimates and assumptions, due to the current level of uncertainty over the continued economic and operational impacts of the COVID-19 pandemic on the business, actual results and outcomes may differ from the estimates or assumptions.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Foreign Currency Translation

The Company and its subsidiaries use the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rate in effect during the period the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the consolidated statements of income (loss) as part of “other income, net.” Foreign currency loss in 2020, 2019 and 2018 were $427, $453 and $135, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with major financial institutions and, at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. Cash equivalents primarily consist of money market funds, commercial paper and municipal bonds.

Fair Market Value of Certain Financial Instruments

The carrying amount reflected in the balance sheet for cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and other current liabilities, approximate fair value due to the short-term nature of these financial instruments.

Investments

Investments in marketable securities consist of available-for-sale securities. These investments are recorded at fair value with changes in fair value, net of applicable taxes, recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses are included in other income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. The Company evaluates whether declines in fair values of its investments below their book values are other-than-temporary. When the fair value is lower than the amortized cost, the Company considers whether: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it expects to recover the entire amortized cost basis of the security. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security, the difference between the amortized cost and fair value is recognized in other income, net. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security but the security has suffered an impairment related to credit, the credit loss is bifurcated from the total decline in value and recorded in other income, net with the remaining portion recorded within accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made. The Company classified available-for-sale securities as short-term as the investments are available to be used in current operations.

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), and accordingly, modified its policy on accounting for available-for-sale debt securities. As described under the “Recent Accounting Pronouncements” below, the impact of adopting ASC 326 for the Company was not material.  The Company performs an evaluation of its available-for-sale debt securities in unrealized loss position. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through the statement of income (loss). For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. There was no allowance for credit losses as of December 31, 2020. Accrued interest receivable on available-for-sale debt securities as of December 31, 2020 was $521 and was excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities is reported within prepaid expenses and other current assets on the consolidated balance sheets. Any interest accrued that is past due by more than 90 days is written off through reversal of interest income.

The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in other income, net.

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write-downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on the comparison between inventory on hand and forecasted customer demand for each specific product. Once written down, inventory write-downs are not reversed until the inventory is sold or scrapped. Inventory write-downs are also established when conditions indicate the net realizable value is less than cost due to technological obsolescence, changes in price level or other causes.

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

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), using the modified retrospective method through a cumulative adjustment to the beginning accumulated deficit balance.   The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets, other current liabilities and other long-term liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets. As of December 31, 2020 and 2019, the Company does not have material finance leases.

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

Intangible Assets

Intangible assets represent rights acquired for developed technology, customer relationships, contract manufacturing rights, trade names, patents and IPR&D in connection with business acquisitions. Intangible assets with finite useful lives are amortized over periods ranging from one to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed, or if that pattern cannot be reliably determined, using a straight-line amortization method. Acquired IPR&D is capitalized and amortization commences upon completion of the underlying projects. If any of the projects are abandoned, the Company would be required to impair the related IPR&D asset.

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

To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. The qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of its financial performance; or (iv) a sustained decrease in its market capitalization below its net book value. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, no further assessment is performed. If however, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess. There was no impairment of goodwill in 2020, 2019 and 2018.

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

Product Revenue

The Company’s products are fully functional at the time of shipment and do not require additional production, modification, or customization. The Company recognizes revenue upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer, net of accruals for estimated sales returns and allowances. Sales and other taxes the Company collects are excluded from revenue. The fee is based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other evidence of an arrangement. Certain distributors may receive a credit for price discounts associated with the distributors' customers that purchased those products. The Company estimates the extent of these distributor price discounts at each reporting period to reduce accounts receivable and revenue. Although the Company accrues an estimate of distributor price discounts, the Company does not issue these discounts to the distributor until the inventory is sold to the distributors' customers. As of  December 31, 2020 and 2019, the estimated price discount was $417 and $656, respectively. Payment terms of customers are typically 30 to 60 days after invoice date.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Other Revenue

Occasionally, the Company enters into license and development agreements with some of its customers and recognizes revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to transfer of control or delivery of services. The Company believes the milestone method or input method based on costs incurred best depict the efforts expended to transfer services to the customers under most of the Company’s development agreements. Certain contracts may include multiple performance obligations for which the Company allocates revenues to each performance obligation based on relative stand-alone selling price. The Company determines stand-alone selling prices based on observable evidence.  When stand-alone selling prices are not directly observable, the Company uses the adjusted market assessment approach or residual approach, if applicable.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.  The estimated revenue expected to be recognized in 2021 related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 was $10,500.

Revenue from non-product sales was approximately 7%, 7% and 3% of total revenue for the years ended December 31, 2020, 2019, and 2018, respectively.

On January 1, 2020, the Company adopted ASC 326, and accordingly, modified its policy on accounting for allowance for doubtful accounts on trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined the likelihood of collection is remote. The allowance for credit losses as of December 31, 2020 was $226. The allowance for doubtful accounts as of December 31, 2019 was $1,152. The activities in this account, including the current-period provision for expected credit losses for the year ended December 31, 2020 was mainly to write-off  accounts with  previously established reserves.

Cost of Revenue

Cost of revenue includes cost of materials, such as wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization and impairment of developed technology and contract manufacturing rights, amortization of step-up values of inventory, write-down of inventories, amortization of production mask costs, overhead and occupancy costs.

Warranty

The Company’s products are under warranty against defects in material and workmanship generally for a period of one or two years. The Company accrues for estimated warranty cost at the time of sale based on anticipated warranty claims and actual historical warranty claims experience including knowledge of specific product failures that are outside of the Company’s typical experience. The warranty obligation is determined based on product failure rates, cost of replacement and failure analysis cost. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future. As of both December 31, 2020 and 2019, the warranty liability was immaterial.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Sales and Marketing Expense

Sales and marketing expense consists of salaries, stock-based compensation, employee benefits, travel, trade show costs, amortization of intangibles and other related expenses. The Company expenses sales and marketing costs as incurred. Advertising expenses for the years ended  December 31, 2020, 2019 and 2018 were not material.

General and Administrative Expense

General and administrative expense consists of salaries, stock-based compensation, employee benefits and expenses for executive management, legal, finance and other related expenses. In addition, general and administrative expense includes fees for professional services and occupancy costs. These costs are expensed as incurred.

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

The Company regularly performs a comprehensive review of uncertain tax positions. An uncertain tax position represents an expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in the consolidated financial statements. The Company recognizes potential interest and penalties on uncertain tax positions within the provision (benefit) for income taxes on the consolidated statements of income (loss).

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

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Stock-Based Compensation

Stock-based compensation for stock option and restricted stock units issued to the Company’s employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis or graded vesting basis for awards with performance or market-based conditions. The fair value of restricted stock units is based on the fair market value of the Company’s common stock on the date of grant. If the award has a market condition, the Company estimates the fair value using Monte Carlo simulation model and recognizes compensation ratably over the service period unless the award also has a graded vesting feature, in which case, the Company recognizes compensation using graded vesting method.

The Company has elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as single awards and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.

The Company recognizes non-employee stock-based compensation expense based on the estimated fair value of the equity instrument determined using the Black-Scholes option pricing model or fair value of the Company's common stock. Management believes that the fair value of the underlying stock award is more reliably measured than the fair value of the services received. The fair value of each non-employee variable stock award is re-measured each period until a commitment date is reached, which is generally the vesting date.  Starting January 1, 2019, the Company adopted the guidance for equity-classified share-based payment awards issued to nonemployees, and therefore no longer remeasures awards each period until a commitment date is reached.  The stock-based compensation expense is measured on the grant date. The Company recognizes compensation cost for awards with performance conditions when achievement of those conditions are probable.

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

In August 2018, the FASB issued guidance that eliminates certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifies some disclosure requirements. The new guidance will no longer require disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will require disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance was effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In November 2018, the FASB issued amendments to guidance on “Collaborative Arrangements” and “Revenue from Contracts with Customers”, that require transactions in collaborative arrangements to be accounted for under “Revenue from Contracts with Customers” if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers.  The amendments to the guidance were effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes as part of FASB's overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in general other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The guidance will be effective for fiscal years beginning after December 15, 2020, though early adoption is permitted. The adoption of this guidance is not expected to result in any material changes to the way the tax provision is prepared and is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

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

2.  Acquisitions

eSilicon

On January 10, 2020, the Company completed the acquisition of eSilicon for approximately $214,644. The Company acquired eSilicon to accelerate the Company’s roadmap in developing electro-optics solutions for cloud and telecommunications customers. An amount of $10,000 was placed in an escrow fund for 12 months (up to 36 months in certain circumstances) following the closing for the satisfaction of certain potential indemnification claims. The consolidated financial statements include the results of operations of eSilicon from the acquisition date.

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

Table of Content

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
	$148,720

Developed technology was valued using the multi-period excess earnings method under the income approach. This method involves discounting the direct cash flows expected to be generated by the technologies over their remaining economic lives, net of returns on contributory assets. The estimated useful life was determined based on the technology cycle related to product family and its expected contribution to forecasted revenue. Contract manufacturing rights were valued using a multi-period excess earnings method, which involved discounting the direct cash flow expected to be generated by these rights over their remaining economic lives, net of returns on contributory assets. The estimated useful life was determined to be five years based on the estimated life of the product, assuming that the existing customers will remain with the Company until the product becomes obsolete.  The cash flows for the two intangible assets were distinctly separate and bifurcated for the purposes of the valuation of each asset.  Management applied significant judgment in estimating the fair value of developed technology and the contract manufacturing rights intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of the future revenue cash flows and revenue growth rates.

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

The Company incurred acquisition costs of $1,550, of which $1,015 was incurred in 2019 and $535 was incurred in 2020.  The acquisition costs were included in general and administrative expense in the consolidated statements of income (loss) for the years ended December 31, 2020 and 2019.

eSilicon contributed revenue of $144,986 and pre-tax income of $251 for the period from January 10, 2020 to December 31, 2020.

Prior to the acquisition, the Company owned a minority equity interest in eSilicon.  The fair value of the equity interest immediately before the acquisition date was $14,999, which resulted in a gain of $4,999 and was included in other income, net in the consolidated statement of income (loss) for the year ended December 31, 2020.  The fair value was determined based on the proceeds received as a holder of eSilicon's preferred stock.

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Arrive

On May 18, 2020, the Company purchased certain assets and rights of Arrive for $20,141. The Company acquired Arrive for the purpose of expanding its presence into strategic geographic regions for talent acquisition.  An amount of $3,000 was withheld by the Company for 12 months following the closing for the satisfaction of certain potential indemnification claims. The consolidated financial statements include the results of operations of Arrive from the acquisition date.

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

The following table summarizes the preliminary purchase price allocation as of the acquisition date:

Inventories	$126
Developed technology	8,840
Total identifiable net assets	8,966
Goodwill	11,175
Net assets acquired	$20,141

The estimated fair value of developed technology was $8,840 with an estimated useful life of five years.  The developed technology was valued using the multi-period excess earnings method under the income approach. This method involves discounting the direct cash flows expected to be generated by the technologies over their remaining lives, net of returns on contributory assets. The estimated useful life was determined based on the estimated life of the product, assuming that the existing customers will remain with the Company until the product becomes obsolete.

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

The Company incurred acquisition costs of $180 included in general and administrative expense in the consolidated statement of income (loss) for the year ended December 31, 2020.

Arrive contributed revenue of $5,614 and pre-tax loss of $491 to the Company for the period from May 18, 2020 to December 31, 2020.

Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the years ended December 31, 2020 and 2019, assuming the eSilicon and Arrive acquisitions have been completed as of January 1, 2019. The pro forma information includes adjustments to revenue, amortization and depreciation for intangible assets and property and equipment acquired, amortization of the purchase accounting effect on inventory acquired from eSilicon and interest income for the reduction in short-term investments to fund the acquisition.

	Year Ended December 31,
	2020	2019
	(unaudited)
Revenue	$691,066	$470,626
Net loss	$(54,500)	$(134,568)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and are based on the historical financial information of the Company, eSilicon and Arrive, reflecting the results of operations for the years ended December 31, 2020 and 2019. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisitions as of the beginning of the period presented. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisitions.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

3. Investments

The following table summarizes the investments by investment category:

	December 31, 2020
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Municipal bonds	$18,844	$96	—	$18,940
Corporate notes/bonds	39,138	408	—	39,546
Asset-backed securities	2,500	4	—	2,504
Commercial paper	2,399	—	—	2,399
Total investments	$62,881	$508	$—	$63,389

	December 31, 2019
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$3,752	$7	$—	$3,759
Municipal bonds	6,062	57	—	6,119
Corporate notes/bonds	118,859	591	(1)	119,449
Asset-backed securities	4,239	29	—	4,268
Commercial paper	6,464	1	(1)	6,464
Certificate of deposit	72	—	—	72
Total investments	$139,448	$685	$(2)	$140,131

The realized gain related to the Company’s available-for-sale investment, which was reclassified from accumulated other comprehensive income, was included in other income, net in the consolidated statements of income (loss).

Contractual maturities of available-for-sale securities at  December 31, 2020 are presented in the following table:

	Cost	Fair Value
Due in one year or less	$53,585	$53,902
Due between one and five years	9,296	9,487
	$62,881	$63,389

The Company has a marketable equity investment in a company located in Taiwan. The fair value of the investment and unrealized loss as of  December 31, 2020 was $1,871 and $123, respectively. The fair value of the investment and unrealized loss as of December 31, 2019 was $1,662 and $332, respectively. This investment is presented within other assets, net on the consolidated balance sheets.  During the year ended December 31, 2019, the Company sold a marketable equity investment in a company located in the United States for $3,424.  The gain on sale of $924 was included in other income, net in the consolidated statements of income (loss).

          The Company has non-marketable equity investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of non-marketable equity investments to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity investments, realized and unrealized, are recognized in other income, net.  As of December 31, 2020, non-marketable equity investments had a carrying value of $23,593, of which $11,093 was remeasured to fair value based on observable transactions during the year ended December 31, 2020. As of December 31, 2019, non-marketable equity investments had a carrying value of $25,792, of which $8,792 was remeasured to fair value based on observable transaction during the year ended December 31, 2019.  These investments are presented within other assets, net on the consolidated balance sheets. The unrealized gain recorded in other income, net and included as adjustment to the carrying value of non-marketable equity investments held was $1,801, $1,926 and $3,066 for the years ended  December 31, 2020, 2019 and 2018, respectively.  During the year ended December 31, 2018, the Company recorded an impairment charge of $7,000 related to a certain investment in a private company because the investee was in receivership and the Company was not expected to recover its cost.  The impairment charge was included in other income, net in the consolidated statements of income (loss).

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

4. Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in marketable securities and trade accounts receivable. The Company extends differing levels of credit to customers and does not require collateral deposits. The Company's allowance for credit losses as of December 31, 2020 was $226. The Company's allowance for doubtful accounts as of December 31, 2019 was $1,152. As of December 31, 2020 and 2019, the Company has an allowance for distributors’ price discounts of $417 and $656, respectively.

The following table summarizes the significant customers’ (including distributors) accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

	December 31,
Accounts Receivable	2020	2019
Customer A	11%	15%
Customer B	*	13
Customer C	12	*
Customer D	18	19
Customer E	11	*

	Year Ended December 31,
Revenue	2020	2019	2018
Customer A	12%	14%	18%
Customer B	*	*	*
Customer C	*	11	*
Customer D	14	*	*
Customer E	15	*	11

*	Less than 10% of total accounts receivable or total revenue

Customer A is a subcontractor of a direct customer that would be a “Customer F” above. In the aggregate, revenue to Customer A and Customer F as a percentage of total revenue was approximately 12%, 14% and 18% for the years ended December 31, 2020, 2019 and 2018, respectively. Customer B is a subcontractor of a direct customer that would be a “Customer G” above. In the aggregate, revenue to Customer B and Customer G as a percentage of total revenue was approximately 11% and 14% for the years ended December 31, 2019 and 2018, respectively. In addition, the Company sells directly and indirectly through subcontractors to what would be a “Customer H” above. The Company believes, in the aggregate, revenue to Customer H, including its subcontractors as a percentage of total revenue was approximately 11% for the year ended December 31, 2018.  Customer C is a subcontractor and Customer E is a distributor, all of whom sell to various end customers.

5. Inventories

Inventories consist of the following:

	December 31,
	2020	2019
Raw materials	$50,626	$18,593
Work in process	33,946	19,081
Finished goods	26,831	17,339
	$111,403	$55,013

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

6. Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2020	2019
Laboratory and production equipment	$195,132	$144,866
Office, software and computer equipment	47,656	37,241
Furniture and fixtures	3,566	1,617
Leasehold improvements	20,338	8,282
	266,692	192,006
Less accumulated depreciation	(133,136)	(112,443)
	$133,556	$79,563

Depreciation and amortization expense for the years ended  December 31, 2020, 2019 and 2018 was $28,019, $22,399 and $20,227, respectively.

As of December 31, 2020 and 2019, computer software costs included in property and equipment were $8,367 and $7,339, respectively. Amortization expense of capitalized computer software costs was $1,017, $384 and $591, for the years ended December 31, 2020, 2019 and 2018, respectively.

Property and equipment not paid as of  December 31, 2020 and 2019 was $4,295 and $4,728, respectively.

7. Intangible Assets, net

The following table presents details of intangible assets:

	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$229,270	$151,529	$77,741	$186,800	$123,365	$63,435
Customer relationships	70,540	41,136	29,404	70,540	31,409	39,131
Trade name	2,310	2,044	266	2,310	1,766	544
Patents	1,579	1,109	470	1,579	1,010	569
Contract manufacturing rights	98,749	19,207	79,542	—	—	—
Software	78,547	34,337	44,210	74,022	9,411	64,611
	$480,995	$249,362	$231,633	$335,251	$166,961	$168,290

During the year ended December 31, 2018, the Company reclassified $60,500 of acquired in-process research and development to developed technology as the technology was commercialized.

The following table presents amortization of intangible assets for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$53,782	$36,987	$32,845
Research and development	27,831	22,305	19,311
Sales and marketing	9,727	9,728	9,727
General and administrative	377	545	609
	$91,717	$69,565	$62,492

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Based on the amount of intangible assets subject to amortization at December 31, 2020, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

2021	$80,442
2022	69,010
2023	41,663
2024	26,394
2025	5,459
Thereafter	8,665
$231,633

The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

Developed technology	4.3
Customer relationship	3.0
Contract manufacturing rights	4.0
Trade name	1.0
Patents	7.0
Software	1.8

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

8. Leases

The Company has operating leases for office facilities. The leases have remaining lease terms of one year to ten years and some may include options to extend the lease for up to five years.

Information related to operating leases are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease expense	$8,507	$5,094
Cash paid for leases	$6,868	$4,585
Right of use assets obtained in exchange for lease obligations	$4,161	$27,639

Weighted average remaining lease term and weighted average discount are as follows:

	December 31,
	2020	2019
Weighted average remaining lease term (years)	8.09	8.52
Weighted average discount rate	3.8%	3.9%

Future minimum lease payments under non-cancellable leases as of  December 31, 2020 are as follows:

2021	$7,045
2022	7,117
2023	7,076
2024	6,751
2025	4,200
Thereafter	19,791
Total future minimum lease payments	51,980
Less: Imputed interest	7,624
Lease incentive recognized as offset to lease liability	1,092
Present value of lease obligations	$43,264

For the year ended December 31, 2018, operating lease expense was $5,742.

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Convertible Debt

The carrying value of the Company's long-term debt consists of the following:

	December 31,	December 31,
	2020	2019
Principal	$566,517	$517,500
Less:
Unamortized debt discount	(93,187)	(38,105)
Unamortized debt issuance costs	(9,637)	(3,217)
Net carrying amount of convertible debt	463,693	476,178
Less current portion of convertible debt	58,004	217,467
Convertible debt, non-current portion	$405,689	$258,711

Convertible Notes 2015

In December 2015, the Company issued $230,000 of 1.125% convertible senior notes due 2020 (Convertible Notes 2015). The Convertible Notes 2015 matured December 1, 2020, unless earlier converted or repurchased. Interest on the Convertible Notes 2015 was payable on June 1 and December 1 of each year, beginning on June 1, 2016. The initial conversion rate was 24.8988 shares of common stock per $1 principal amount of Convertible Notes 2015, which represented an initial conversion price of approximately $40.16 per share.  The Convertible Notes 2015 were subject to repurchase at the option of the holders following certain fundamental corporate changes, at a fundamental change in repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The conversion rate was subject to adjustment in some events but would not be adjusted for any accrued and unpaid interest. Certain corporate events that occurred prior to the stated maturity date could cause the Company to increase the conversion rate for a holder.

Prior to the close of business on the business day immediately preceding June 1, 2020, holders could convert all or any portion of their Convertible Notes 2015 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1 principal amount of notes, as determined following a request by a holder of notes in accordance with procedures specified in the indenture governing the Convertible Notes 2015, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after June 1, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

The Convertible Notes 2015 were not redeemable at the Company’s option prior to maturity.

The Convertible Notes 2015 were governed by the terms of an indenture (Indenture 2015). The Indenture 2015 did not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture 2015 contained customary terms and covenants in events of default.

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

In accounting for the issuance of the Convertible Notes 2015, the Company separated the Convertible Notes 2015 into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes 2015 as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes 2015 using the effective interest method. The gross proceeds of $230,000 were accordingly allocated between long-term debt of $175,974 and stockholders' equity of $54,026. Issuance costs of $6,359 were allocated between long-term debt ($4,864) and equity ($1,495).

Interest expense for the Convertible Note 2015 are as follows:

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$1,245	$2,586	$2,587
Amortization of debt discount	5,902	11,645	10,833
Amortization of debt issuance costs	534	1,050	976
Total interest expense	$7,681	$15,281	$14,396

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

The purchased Capped Call 2015 allowed the Company to receive shares of its common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess of the market price per share of the common stock, as measured under the terms of the Capped Call 2015 over the strike price of the Capped Call during the relevant valuation period. The purchased Capped Call 2015 was intended to reduce the potential dilution to common stock upon future conversion of the Convertible Notes 2015 by effectively increasing the initial conversion price to $52.06 as well as to offset potential cash payments the Company would be required to make in excess of the principal amount of the Convertible Notes 2015 in applicable events.

The Capped Call 2015 was a separate transaction entered into by the Company with the option counterparties, is not part of the terms of the Convertible Notes 2015 and did not change the holders' rights under the Convertible Notes 2015.

On December 1, 2020, the Convertible Notes 2015 matured and the Company settled the remaining outstanding balance after repurchase as discussed below.  The Company paid $49,559 in cash and issued 851,448 shares of common stock.  In addition, the Capped Call 2015 matured and the Company received 522,718 shares of common stock which the Company retired.

Convertible Notes 2016

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

Interest expense for the Convertible Notes 2016 are as follows:

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$1,159	$2,152	$2,156
Amortization of debt discount	8,344	14,472	13,481
Amortization of debt issuance costs	684	1,186	1,104
Total interest expense	$10,187	$17,810	$16,741

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

Convertible Notes 2020

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

Prior to the close of business on the business day immediately preceding October 15, 2024, holders may convert all or any portion of their Convertible Notes 2020 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Notes 2020 on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture 2020 (as defined below)) per $1 principal amount of Convertible Notes 2020 for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the Convertible Notes 2020 for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after October 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes 2020 at any time, regardless of the foregoing circumstances. Upon conversion of Convertible Notes 2020, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Convertible Notes 2020 in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount.

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

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The Convertible Notes 2020 are governed by an Indenture dated April 24, 2020 (the “Indenture 2020”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Indenture 2020 does not contain any financial or operating covenants, or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.  The Indenture 2020 contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes 2020 then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes 2020, to be due and payable. Upon events of default involving specified bankruptcy events involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes 2020 will be due and payable immediately.  Notwithstanding the foregoing, the Indenture 2020 provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture 2020 consists exclusively of the right to receive additional interest on the Convertible Notes 2020.  As of December 31, 2020, none of the conditions allowing holders of the Convertible Notes 2020 to convert had been met.

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

Interest expense for the Convertible Notes 2020 for the year ended December 31, 2020 are as follows:

Year Ended
December 31, 2020
Contractual interest expense	$2,605
Amortization of debt discount	12,512
Amortization of debt issuance costs	1,301
Total interest expense	$16,418

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

Repurchase of Convertible Notes

During the year ended December 31, 2020, the Company repurchased $180,454 and $226,983 aggregate principal amount of the Convertible Notes 2015 and Convertible Notes 2016, respectively.  The repurchase was accounted for as debt extinguishment.  The Company paid a total of $411,677 cash (excluding payment for accrued interest) and issued a total of 4,977,756 shares of common stock.  The total repurchase consideration was allocated to the liability and equity components of respective Convertible Notes.  The total repurchase consideration allocated to the liability component was based on the fair value of the liability component using discount rates based on the Company's estimated rate for a similar liability with the same maturity, but without the conversion option.  The repurchase consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate repurchase consideration.  The loss on extinguishment was determined by comparing the allocated purchase consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs.

The net carrying amount of the liability component of the convertible debt immediately prior to the repurchase was as follows:

	Convertible Notes 2015	Convertible Notes 2016
Principal	$180,454	$226,983
Unamortized debt discount	(5,596)	(15,940)
Unamortized debt issuance costs	(504)	(1,304)
Total	$174,354	$209,739

The loss on early extinguishment of debt is calculated as follows:

	Convertible Notes 2015	Convertible Notes 2016
Repurchase consideration allocated to the liability component	$177,622	$220,010
Net carrying value of debt	(174,354)	(209,739)
Loss on early extinguishment	$3,268	$10,271

The repurchase consideration allocated to the equity component of $299,458 and $273,975 for the Convertible Notes 2015 and Convertible Notes 2016, respectively, was recorded as a reduction to additional paid-in capital in the Company's consolidated balance sheets.  The total value of common stock issued in relation to the repurchases was $295,660 and $263,730 for the Convertible Notes 2015 and Convertible Notes 2016, respectively.

The conversion condition for the Convertible Notes 2016 was met during the year ended December 31, 2020.  During the year ended December 31, 2020, the Company received conversion requests on the aggregate principal amount for the Convertible Notes 2016 of $12,668, which remains unsettled as of December 31, 2020.  In addition, from January 1 to February 25, 2021, the Company received conversion requests on the aggregate principal amount for the Convertible Notes 2016 of $9,312.  From January 1 to February 25, 2021, the Company settled the aggregated principal amount of $14,575 in which the Company paid $10,950 in cash and issued 187,680 shares of common stock.

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10. Other Liabilities

Other current liabilities consist of the following:

	December 31,
	2020	2019
Software license intangible asset liabilities	$28,234	$25,810
Operating lease liabilities	4,322	2,545
Others	13,374	5,176
	$45,930	$33,531

Other long-term liabilities consist of the following:

	December 31,
	2020	2019
Income tax payable	$1,078	$692
Deferred tax liabilities	1,311	—
Software license intangible asset liabilities	13,885	36,144
Operating lease liabilities	38,942	41,074
Others	3,104	1,007
	$58,320	$78,917

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

11. Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
United States	$(124,926)	$(60,313)	$(71,978)
Foreign	69,636	(12,202)	(31,984)
Total	$(55,290)	$(72,515)	$(103,962)

Income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. Federal	$—	$—	$—
U.S. State	2	(11)	42
Foreign	749	70	375
	751	59	417
Deferred:
U.S. Federal	—	—	(6,734)
U.S. State	—	—	—
Foreign	3,703	337	(1,894)
	3,703	337	(8,628)
Total	$4,454	$396	$(8,211)

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% in 2020, 21% in 2019 and 21% in 2018 to loss before income taxes as a result of the following:

	Year Ended December 31,
	2020	2019	2018
Benefit at statutory rate	$(11,611)	$(15,228)	$(21,832)
State income taxes	(451)	(587)	594
Research and development credits	(26,596)	(16,933)	(13,283)
Change in valuation allowance	81,799	31,917	13,757
Impact of foreign operations	(10,402)	(1,045)	5,925
Unrecognized tax benefits	2,809	6,725	5,340
Stock-based compensation	(42,683)	(4,731)	(381)
Prior year return to provision adjustment	(1,190)	(1,167)	1,422
Section 162(m)	5,076	1,046	—
Transaction costs	1,498	190	—
Convertible debt	(2,171)	—	—
GILTI	8,484	—	—
Other	(108)	209	247
	$4,454	$396	$(8,211)

Significant components of the Company’s net deferred taxes consist of the following:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carry forwards	$116,570	$48,481
Research and development credits	106,555	84,268
Stock-based compensation	9,998	8,884
Accrued expenses and allowances	2,910	1,897
Operating lease liability	8,474	7,345
Other temporary differences	14,961	6,884
Foreign tax credit	2,522	2,338
Valuation allowance	(207,315)	(123,989)
Total deferred tax assets	54,675	36,108
Deferred tax liabilities
Acquired intangible assets	(33,236)	(16,092)
Convertible debt	(9,059)	(6,444)
Amortization and depreciation	(4,787)	(2,123)
Right of use asset	(5,856)	(6,806)
Other deferred tax liabilities	(2,205)	(1,482)
Total deferred tax liabilities	(55,143)	(32,947)
Deferred tax assets (liabilities), net	$(468)	$3,161

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

The Tax Reform Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. In January 2018, the FASB released guidance on the accounting for tax on the GILTI inclusion. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or account for GILTI as a period cost in the year the tax is incurred. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. For the year ended December 31, 2020, the Company computed GILTI inclusion of $40,399.

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

At December 31, 2020, 2019 and 2018, the Company has a full valuation allowance recorded against the deferred tax assets of Canada, United Kingdom, and the U.S.  The Company has a partial valuation allowance against the deferred tax assets of Taiwan.

The valuation allowance increased $83,326, $31,674 and $13,777 in the years ended December 31, 2020, 2019 and 2018, respectively.

The net increase of $83,326 in the valuation allowance for the year ended December 31, 2020 is comprised of $7,524 decrease charged to additional paid-in capital, offset by $38 increase charged to other comprehensive income, $9,013 increase charged to goodwill, and $81,799 increase charged to income tax provision.  The net increase of $31,674 in the valuation allowance for the year ended December 31, 2019 is comprised of $31,917 increase charged to income tax provision and $243 decrease charged to other comprehensive income. The net increase of $13,777 in the valuation allowance for the year ended December 31, 2018 is comprised of $20 increase charged to other comprehensive income and $13,757 charged to income tax provision.

Table of Content

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 General Income Tax Disclosures

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $589,232 and $138,341, respectively at December 31, 2020, that will begin to expire in 2021 for federal income tax purposes and in 2023 for state income tax purposes. The Company’s federal NOL carryforward of $306,708 that was generated in 2018, 2019 and 2020 does not expire. At December 31, 2020, the Company has NOL carryforwards of $1,655 for its Taiwan subsidiary which begin to expire in 2021, and NOL carryforwards of $9,666 for the United Kingdom subsidiary, which do not expire. A full valuation allowance has been provided on U.S. NOL and United Kingdom NOL, and a partial valuation allowance has been provided on Taiwan NOL.

At December 31, 2020, the Company has federal and state research and development (“R&D”) tax credit carryforwards of $72,000 and $72,314, respectively. The federal tax credits will begin to expire in 2024. Some state tax credits will begin to expire in 2021 and some do not expire. At December 31, 2020, the Company has Canadian tax credits and research expenditure tax credit carryforwards for its Canadian subsidiary of $7,694 and $4,319, respectively. The tax credits will begin to expire in 2028, and the research expenditure claim carryforwards do not expire. A full valuation allowance has been provided on R&D tax credit and research expenditure claim carryforwards.

Pursuant to Internal Revenue Code of 1986, as amended (the “Code”) sections 382 and 383, use of the Company’s NOL and R&D credits generated prior to June 2004 are subject to an annual limitation due to a cumulative ownership percentage change that occurred in that period. The Company has had two changes in ownership, one in December 2000 and the second in June 2004, that resulted in an annual limitation on NOL and R&D credit utilization. The Company acquired Cortina, ClariPhy and eSilicon in 2014, 2016 and 2020, respectively.  The NOL and R&D credit carryover of Cortina Systems Inc. (“Cortina”), are also subject to annual limitation under the Code sections 382 and 383.  The NOL carryover of ClariPhy Communications Inc. (“ClariPhy”) and eSilicon is subject to annual limitation under Code section 382.  The Company's acquisitions of Cortina, ClariPhy and eSilicon caused an ownership change that resulted in an annual limitation, as well as each company’s legacy annual limitation amount from ownership changes prior to acquisition, respectively.  The NOL and R&D credit carryforward which will expire unused due to annual limitations is not recognized for financial statement purposes and is not reflected in the above carryover amounts.

The Company’s NOL carryforwards include Cortina’s federal and state pre-acquisition NOL of $49,152 and $3,919, respectively. These NOL carryforwards will begin to expire in 2024 for federal and 2026 for state. The Company’s NOL carryforwards include ClariPhy’s federal and state pre-acquisition NOL of $46,601 and $68,104, respectively. These NOL carryforwards will begin to expire in 2032 for federal and 2028 for state.  The Company’s NOL carryforwards include eSilicon’s federal and state pre-acquisition NOL of $156,101 and $26,200, respectively.  These NOL carryforwards will begin to expire in 2021 for federal and 2023 for state.  The Company’s R&D credit carryforwards included Cortina’s federal and state pre-acquisition credits of $6,033 and $7,912, respectively. The federal R&D credit carryforward will begin to expire in 2027. While some state tax credits will begin to expire in 2021, most do not expire. The utilization of Cortina, ClariPhy and eSilicon’s pre-acquisition tax attributes is subject to certain annual limitations under the Code sections 382 and 383. No benefit for Cortina’s tax attributes was recorded upon the close of the acquisition, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard.

The Company operates under tax holiday in Singapore. The Singapore tax holiday allows for a reduced income tax rate of 5.5% effective through April 2025. The Singapore statutory rate is 17%. The tax holiday is conditional upon meeting certain employment, activities and investment thresholds. As of December 31, 2020, the Company believes it has met all of the required thresholds. The Company is eligible for a tax incentive program in Vietnam that allows for a reduced income tax rate of 0% effective through December 2023.  The Vietnam statutory rate is 20%.  As of December 31, 2020, the Company believes that it is in compliance with the Vietnam regulatory requirements. As a result of these reduced tax rates, foreign tax expense decreased by $11,946, $1,729 and $2,093 for the years ended December 31, 2020, 2019 and 2018, respectively. The effect of the tax holidays on diluted earnings per share was ($0.24), ($0.04) and ($0.05) for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
Balance as of January 1	$61,300	$53,943	$47,606
Increases based on tax positions related to the current year	11,855	7,926	5,747
Increases (decreases) based on tax positions of prior year	(10,885)	(518)	708
Gross increase for acquired unrecognized tax benefits	453	—	—
Statute of limitation expirations	(58)	(51)	(118)
Balance as of December 31	$62,665	$61,300	$53,943

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As of December 31, 2020, the Company had approximately $4,600 of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company believes that before the end of next year, it is reasonably possible that the gross unrecognized tax benefit may decrease by approximately $44 due to statute of limitation expiration in foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recorded $15, $16 and $17 in interest expense in the years ended December 31, 2020, 2019 and 2018, respectively. The Company had $43, $56 and $65 of interest expense and penalties accrued as of December 31, 2020, 2019 and 2018, respectively.

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

The Company does not provide for U.S. income taxes on undistributed earnings of its controlled foreign corporations as the Company intends to reinvest these earnings indefinitely outside the United States.  At December 31, 2020, foreign subsidiaries had cumulative undistributed earnings of $110,205 that, if repatriated, is expected to result in immaterial U.S. taxes.

The Company is currently under examination by the Inland Revenue Authority of Singapore (“IRAS”) for the years 2010 through 2015. The IRAS made an adjustment to the timing of deducting certain intercompany payments, the effect of which has been reflected in the provision and did not result in a material impact to the consolidated financial statements. As of the report date, the examination is ongoing.

In May 2020, the U.S. Internal Revenue Service concluded its examination of the Company’s 2016 tax year with no changes.  As a result, the Company reversed certain unrecognized tax benefit  that had no impact on the Company’s income tax provision as a result of the full federal valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law.  The CARES Act includes measures concerning income tax, employer payroll taxes, and loan programs.  The effect of the CARES Act does not have a material impact on the Company’s consolidated financial statements and related disclosures.

12. Earnings Per Share

The following securities were not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Common stock options	665,015	1,032,485	1,208,643
Unvested restricted stock unit	2,827,932	2,772,991	2,871,135
Convertible debt	8,304,801	10,830,038	10,830,038
	11,797,748	14,635,514	14,909,816

13. Stock-Based Compensation

In June 2010, the Board of Directors (the “Board”) approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective in November 2010. The 2010 Plan provides for the grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The Compensation Committee administers the 2010 Plan, including the determination of the recipient of an award, the number of shares subject to each award, whether an option is to be classified as an incentive stock option or nonstatutory option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting or duration of the award. Options granted under the 2010 Plan are exercisable only upon vesting. At December 31, 2020, 5,619,804 shares of common stock have been reserved for future grants under the 2010 Plan.

Stock Option Awards

The Company did not grant any stock options during the years ended December 31, 2020, 2019 and 2018.

The following table summarizes information regarding options outstanding:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	905,141	$13.68	1.81	$54,616
Exercised	(812,710)	$13.77
Outstanding at December 31, 2020	92,431	$12.89	1.08	$13,641
Vested and Exercisable as of December 31, 2020	92,431	$12.89	1.08	$13,641

The intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the respective balance sheet dates.

The total intrinsic value of options exercised during the years ended  December 31, 2020, 2019 and 2018 was $96,417, $12,008 and $4,553, respectively. The intrinsic value of exercised options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. Cash received from the exercise of stock options was $11,190, $2,616 and $719, respectively, for the years ended December 31, 2020, 2019 and 2018.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

Restricted Stock Units and Awards

The Company granted restricted stock units (“RSUs”) to members of the Board and its employees. Most of the Company’s outstanding RSUs vest over four years with vesting contingent upon continuous service. The Company determines the fair value of RSUs using the market price of the common stock on the date of the grant.

The following table summarizes information regarding outstanding restricted stock units:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Outstanding at December 31, 2019	3,822,325	$41.38
Granted	1,455,465	$88.70
Vested	(1,886,008)	$44.77
Canceled	(95,531)	$56.16
Outstanding at December 31, 2020	3,296,251	$59.90
Expected to vest in the future as of December 31, 2020	3,265,609

The RSUs include performance-based stock units subject to achievement of pre-established revenue and earnings per share goals on a non-GAAP basis. Once the goals are met, the performance-based stock units are subject to four years of vesting from the original grant date, contingent upon continuous service.  As of December 31, 2020, the total performance-based units outstanding was 34,224.

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

In December 2020, the compensation committee of the Board approved the accelerated vesting of 50,800 target shares to certain executive officers.  The Company issued 114,300 shares of common stock as the recipients met the maximum of target shares.

In February 2020, the compensation committee of the Board approved long-term MVSU awards to certain executive officers and employees, subject to certain market and service conditions, in the maximum total amount of 346,201 units. Recipients may earn between 0% to 225% of the target number of shares based on the Company’s achievement of TSR in comparison to the TSR of companies in the S&P 500 Index over a period of approximately two years and three years in length.  The two-year and three-year MVSU grants will end on February 9, 2022 and 2023, respectively. If the Company’s absolute TSR is negative for the performance period, then the maximum number of shares that may be earned is the target number of shares.  The fair value of the MVSU awards was estimated using a Monte Carlo simulation model and compensation is being recognized ratably over the service period. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the two- and three-year periods. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with two- and three-year measurement periods. The total amount of compensation to recognize over the service period, and the assumptions used to value the grants are as follows:

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

The ESPP imposes certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee shall be granted a right to participate if such employee immediately after the election to purchase common stock, would own stock possessing 5% or more to the total combined voting power or value of all classes of stock of the Company, and (ii) no employee may be granted rights to purchase more than $25 fair value of common stock for each calendar year. The maximum aggregate number of shares of common stock available for purchase under the ESPP is 2,750,000. Total common stock issued under the ESPP during the years ended  December 31, 2020, 2019 and 2018 was 128,892, 208,721 and 283,493, respectively.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The fair value of award under the employee stock purchase plan is estimated at the start of offering period using the Black-Scholes option pricing model with the following average assumptions for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.87%	2.26%	2.01%
Expected life (in years)	0.49	0.49	0.50
Dividend yield	—	—	—
Expected volatility	50%	43%	46%
Estimated fair value	$29.17	$13.35	$8.35

Stock-Based Compensation Expense

Stock-based compensation expense is included in the Company’s results of operations as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$7,859	$6,208	$2,527
Research and development	62,768	42,265	37,397
Sales and marketing	22,990	15,561	13,470
General and administrative	17,630	12,821	10,490
	$111,247	$76,855	$63,884

As of December 31, 2020, total unrecognized compensation cost related to unvested stock options and awards prior to the consideration of expected forfeitures, was approximately $161,581, which is expected to be recognized over a weighted-average period of 2.55 years.

14. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code.  The Company may, at its discretion, make matching contributions to the Plan. Furthermore, the Company is responsible for administrative costs of the Plan.  The Company accrued $2,932, $1,976 and $1,800 in contributions to the Plan for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Table of Content

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

The convertible notes are carried on the consolidated balance sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance costs. The Convertible Notes are not marked to fair value at the end of each reporting period. As of December 31, 2020 and 2019, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. The fair value of the outstanding Convertible Notes as of  December 31, 2020 and 2019 was $890,181 and $845,296, respectively.

The following table presents information about assets required to be carried at fair value on a recurring basis:

December 31, 2020	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$21,044	$20,408	$636
Commercial paper	18,297	—	18,297
Investments in marketable securities:
Municipal bonds	18,940	—	18,940
Corporate notes/bonds	39,546	—	39,546
Asset-backed securities	2,504	—	2,504
Commercial paper	2,399	—	2,399
	$102,730	$20,408	$82,322

December 31, 2019	Total	Level 1	Level 2
Assets
Cash equivalents:
Money market funds	$190,598	$67,494	$123,104
Commercial paper	9,465	—	9,465
Municipal bonds	1,250	—	1,250
Investments in marketable securities:
U.S. Treasury securities	3,759	3,759	—
Municipal bonds	6,119	—	6,119
Corporate notes/bonds	119,449	—	119,449
Asset-backed securities	4,268	—	4,268
Commercial paper	6,464	—	6,464
Certificate of deposit	72	72	—
	$341,444	$71,325	$270,119

As discussed in Note 3, the Company has a marketable equity investment. The marketable equity investment is classified as Level 1 in the fair value hierarchy. As discussed in Note 3, the Company has non-marketable equity investments which are classified within Level 3 in the fair value hierarchy.

16. Segment and Geographic Information

The Company operates in one reportable segment. Revenue by region is classified based on the locations to which the product is transported, which may differ from the customer’s principal offices.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

The following table sets forth the Company’s revenue by geographic region:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
China	$365,170	$164,715	$113,684
United States	162,978	103,402	87,545
Thailand	70,771	54,468	40,884
Other	84,035	43,050	52,377
	$682,954	$365,635	$294,490

As of December 31, 2020, $72,364 of long-lived tangible assets are located outside the United States of which $59,931 are located in Taiwan. As of December 31, 2019, $33,826 of long-lived tangible assets are located outside the United States of which $27,750 are located in Taiwan.

17. Commitments and Contingencies

Leases

The Company has noncancelable service agreements, including software licenses, colocation and cloud services used in research and development activities expiring in various years through 2025.

Future minimum payments under noncancelable service agreements having initial terms in excess of one year are as follows:

December 31, 2020
2021	$391
2022	119
2023	47
2024	46
2025	37
$640

Noncancelable Purchase Obligations

 The Company depends upon third party subcontractors to manufacture wafers. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of December 31, 2020, the total value of open purchase orders for wafers was approximately $40,642. As of December 31, 2020, the Company has a commitment to pay mask costs of $337.

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

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

As to the proceeding at the USPTO, reexamination has been ordered and concluded for all of the patents that Netlist alleged to infringe.  The Reexamination Certificate for U.S. Patent No. 7,532,537 was issued on August 2, 2016 based on amended claims being determined patentable. The Reexamination Certificate for U.S. Patent No. 7,636,274 was issued on November 5, 2018, indicating that all claims, 1 through 97, were cancelled.  The Reexamination Certificate for U.S. Patent No. 7,619,912 was issued on February 8, 2021, with certain claims being cancelled, other amended claims being determined patentable, and further claims dependent on the amended claim being determined patentable

While the Company intends to defend the lawsuit vigorously to the extent that Netlist has valid claims remaining in view of the USPTO proceedings, the litigation, whether or not determined in the Company’s favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect the Company’s business.

Due to the nature of the litigation, the Company is currently unable to predict the final outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

On May 11, 2020, three purported former stockholders of eSilicon initiated an action in the Delaware Court of Chancery captioned Tran v. eSilicon Corporation, C.A. No. 2020-0356-PAF, seeking appraisal of certain eSilicon shares.  On June 4, 2020, eSilicon answered the petition and filed the verified list required by DGCL § 262(f).  On December 31, 2020, after eSilicon finalized settlement agreements for immaterial amount with these petitioners and certain other stockholders who also purported to demand appraisal for shares of eSilicon common stock, the Court of Chancery dismissed the Tran action with prejudice pursuant to the stipulation of the parties.

On December 23, 2020, seven purported former stockholders of eSilicon initiated an action in the Delaware Court of Chancery captioned Kupec v. eSilicon Corporation, C.A. No. 2020-1099-PAF, seeking appraisal of certain eSilicon shares.  On January 19, 2021, eSilicon answered the petition and filed the verified list required by DGCL § 262(f).  Discovery in this action is ongoing and no trial date has been set.

The Company is unaware of any other petition for appraisal or lawsuit that has been filed by any former eSilicon stockholder. The Company plans to vigorously defend against lawsuits arising out of or relating to the merger agreement and/or the merger that may be filed in the future.  Amounts payable as a result of these claims are recoverable from the escrow set up as part of the eSilicon acquisition.

From time to time, the Company is involved in certain other litigation matters but does not consider these matters to be material either individually or in the aggregate. The Company’s view of these matters may change in the future as the litigation and events related thereto unfold.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of  December 31, 2020 and December 31, 2019.

18. Pending Merger with Marvell Technology

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

19. Subsequent Event

In February 2021, the compensation committee of the Board of Directors approved long-term grants to employees of 673,525 RSU awards.

Inphi Corporation

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

20.  Supplementary Financial Information (Unaudited)

Quarterly Results of Operations

	Year Ended December 31, 2020(1)(3)
	Mar. 31, 2020	Jun. 30, 2020(2)(4)	Sept. 30, 2020	Dec. 31, 2020
	(in thousands, except per share amounts)
Revenue	$139,430	$175,292	$180,691	$187,541
Gross profit	73,697	92,932	101,540	102,962
Net loss	(20,286)	(24,051)	(3,380)	(12,027)
Basic earnings per share	(0.44)	(0.49)	(0.07)	(0.23)
Diluted earnings per share	(0.44)	(0.49)	(0.07)	(0.23)

	Year Ended December 31, 2019
	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019
	(in thousands, except per share amounts)
Revenue	$82,223	$86,285	$94,231	$102,896
Gross profit	47,631	49,109	54,482	61,599
Net loss	(22,745)	(20,578)	(16,180)	(13,408)
Basic earnings per share	(0.51)	(0.46)	(0.36)	(0.29)
Diluted earnings per share	(0.51)	(0.46)	(0.36)	(0.29)

(1)	On January 10, 2020 and May 18, 2020, the Company completed the acquisition of eSilicon for $214,644 and Arrive for $20,141. The revenue and expenses of eSilicon and Arrive are included in consolidated statement of income (loss) from the date of the acquisition.

(2)	In April 2020, the Company issued $506,000 of 0.75% convertible senior notes due April 15, 2025.

(3)	In 2020, the Company repurchased $180,454 and $226,983 aggregate principal amount of the Convertible Notes 2015 and Convertible Notes 2016, respectively, paying a total of $411,677 cash (excluding payment for accrued interest) and issued 4,977,756 million shares of common stock. The repurchase was accounted for as a debt extinguishment which resulted in loss from early extinguishment of debt of $13,539.

(4)	The income tax expense included a reversal of certain unrecognized tax benefit as a result of the Internal Revenue Service exam conclusion with a no change report. The reversal of the unrecognized tax benefit had no impact on the Company’s income tax provision as a result of the full federal valuation allowance. In addition, the income tax expense included an accrual for unrecognized tax benefit for foreign taxes and an income tax benefit for the remeasurement of certain net foreign deferred tax liability based on the renewed tax holiday period in Singapore.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, our management concluded that as of December 31, 2020, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II “Item 8, Financial Statements and Supplementary Data.”

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

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance” contained in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders to be held on May 27, 2021 pursuant to Regulation 14A and no later than 120 days after December 31, 2020 (the “Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for its 2021 annual stockholders’ meeting and is incorporated herein by reference.

We have adopted a code of ethics applicable to our employees including our principal executive, financial and accounting officers, and it is available free of charge, on our website’s investor relations page at  www.inphi.com/investors.

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

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit Number	Description

2.1*	Agreement and Plan of Merger dated November 10, 2019 by and among the Registrant, Einstein Acquisition Sub, Inc., eSilicon Corporation, and Fortis Advisors LLC, solely in its capacity as Securityholders' Agent (incorporated by reference to exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 12, 2019).

2.2*	Amendment No. 1 to Agreement and Plan of Merger dated January 10, 2020 by and among the Registrant, Einstein Acquisition Sub, Inc., eSilicon Corporation, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as Securityholders' Agent (incorporated by reference to exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on January 13, 2020).

2.3*	Agreement and Plan of Merger and Reorganization dated October 29, 2020 by and among Marvell Technology Group Ltd., Maui HoldCo, Inc., Maui Acquisition Company Ltd., Indigo Acquisition Corp. and the Registrant (incorporated by reference to exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 30, 2020).

3(i)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011).

3(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with Registration Statement on Form S-1 (File No. 333-167564), as amended).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

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

4.5	Indenture dated April 24, 2020 between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

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

Table of Content

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

10.33	Third Amendment to Lease Agreement dated September 23, 2019 by and between the Registrant and Wilson Bunker Hill, LLC (incorporated by reference to exhibit 10.33 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.34	Lease Agreement dated October 24, 2019 by and between the Registrant and RTP55 OWNER, LLC (incorporated by reference to exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.35	First Amendment to Office Lease dated December 30, 2019 by and between the Registrant and RTP55 OWNER, LLC (incorporated by reference to exhibit 10.35 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.36	Form of Base Capped Call Confirmation dated April 21, 2020 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.37	Form of Additional Capped Call Confirmation dated April 22, 2020 (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.38	Form of Amendment dated April 24, 2020 to Base Capped Call Confirmations dated December 2, 2015 (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2020).

10.39	Form of Amendment dated May 20, 2020 to Base Capped Call Confirmations dated September 6, 2016 (incorporated by reference to exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2020).

10.40	Form of Amendment No. 2 dated May 21, 2020 to Base Capped Call Confirmations dated September 6, 2016 (incorporated by reference to exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2020).

10.41+	Inphi Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated on April 14, 2020 (incorporated by reference to exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2020).

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page of this report).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
*	The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

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

February 25, 2021

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

Name	Title	Date

/s/ Ford Tamer	Chief Executive Officer, President and Director	February 25, 2021
Ford Tamer	(Principal Executive Officer)

/s/ John Edmunds	Chief Financial Officer and Chief Accounting Officer	February 25, 2021
John Edmunds	(Principal Financial and Accounting Officer)

/s/ Sam S. Srinivasan	Chairman of the Board	February 25, 2021
Sam S. Srinivasan

/s/ Nicholas Brathwaite	Director	February 25, 2021
Nicholas Brathwaite

/s/ Chenming C. Hu	Director	February 25, 2021
Chenming C. Hu

/s/ David Liddle	Director	February 25, 2021
David Liddle

/s/ Bruce McWilliams	Director	February 25, 2021
Bruce McWilliams

/s/ Elissa Murphy	Director	February 25, 2021
Elissa Murphy

/s/ William J. Ruehle	Director	February 25, 2021
William J. Ruehle