Form 10-K/A
period 2020-12-31
INPHI Corp
filed 2021-03-02
CIK 1160958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-34942

Inphi Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware	77-0557980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 Rio Robles, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 217-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	IPHI	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The total number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of February 25, 2021 was 53,672,718.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) originally filed on February 25, 2021 (the “Original Filing”) by Inphi Corporation, a Delaware corporation (“Inphi,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K, and to update certain of the information included in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15(b) of the 2020 Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and certain biographical information about our directors, including each director’s business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the directors’ experiences, qualifications, attributes, or skills are set forth below.

Directors

Nicholas E. Brathwaite has served on our Board since September 2013 and serves as Chair of the nominating and corporate governance committee. He has been a Founding Partner of WRVI Capital since 2019 and of Riverwood Capital since 2008. Mr. Brathwaite served as the Chief Executive Officer of Aptina Imaging Corporation from April 2008 to July 2009 and has served as its chairman of the board from 2009, until it was sold to ON Semiconductor in 2014. Prior to Aptina, he joined Flextronics International Ltd. in 1995 as its Vice President of Technology and from 2000 to 2007, he served as its Chief Technology Officer. Flextronics acquired nChip, where Mr. Brathwaite held the position of Vice President and General Manager of operations from 1992 to 1996. Mr. Brathwaite also spent six years with Intel Corporation in various engineering management positions in technology development and manufacturing. Mr. Brathwaite is currently on the boards of directors of Power Integrations (since 2000) (NASDAQ: “POWI”) and Lighting Science Group (since 2011). He also served on the boards of directors of Tessera Technologies, Inc. (2008-2011) (NASDAQ: “TSRA”) and of Photon Dynamics, Inc. prior to its acquisition in 2008. Mr. Brathwaite received a B.S. degree in Applied Chemistry from the McMaster University, and a M.S. degree in Polymer Science & Engineering from the University of Waterloo. He has also completed the Wharton Executive Education Training Program on Corporate Governance. Mr. Brathwaite possesses particular knowledge and operational experience across several industries as well as broad experience in financial markets, which provides a diversity of experience for his service on our Board.

Dr. Chenming C. Hu has served on our Board since August 2010 and serves on the compensation committee. Since 1976, Dr. Hu has been a professor in Electrical Engineering and Computer Sciences at University of California, Berkeley, and, since 2010, he has been a Professor of the Graduate School. From 2001 until 2004, Dr. Hu was the Chief Technology Officer at Taiwan Semiconductor Manufacturing Company. Dr. Hu also serves on the board of directors of Ambarella, Inc. (since 2012) (NASDAQ: “AMBA”), ACM Research, Inc. (since 2017) (NASDAQ: “ACMR”), and the charitable nonprofit, Friends of Children with Special Needs (since 2008). He previously served on the board of directors of SanDisk Corp. (since 2009) (NASDAQ: “SNDK”), Fortinet (2012-2015) (NASDAQ: “FTNT”), FormFactor, Inc. (2009-2010) (NASDAQ: “FORM”), and MoSys, Inc. (2005-2010) (NASDAQ: “MOSY”), and was the founding board chairman of Celestry Design Technologies, which was acquired by Cadence Design Systems in 2002. Dr. Hu is a member of the U.S. National Academy of Engineering, the Chinese Academy of Sciences and Academia Sinica. Dr. Hu received his B.S. degree from National Taiwan University and M.S. and Ph.D. degrees from the University of California, Berkeley, all in electrical engineering. Dr. Hu’s background as an academic in electrical engineering and computer science provides a diversity of experience for his service on our Board and valuable insight into our industry.

Dr. David E. Liddle has served on our Board since July 2012 and serves as Chair of the compensation committee and as a member of the audit committee. Until January 2016, Dr. Liddle served as a member of U.S. Venture Partners (USVP), which he joined in January 2000, after retiring as President and Chief Executive Officer of business incubator, Interval Research Corporation (Interval). Prior to co-founding Interval, Dr. Liddle founded and served as Chief Executive Officer of Metaphor, which was acquired in 1991 by International Business Machines Corp. (IBM), where he became Vice President of Business development for IBM Personal Systems. Dr. Liddle’s extensive experience in research and development includes 10 years at Xerox Palo Alto Research Center as head of the System Development Division. Dr. Liddle previously served on the boards of directors of the New York Times Company, Sybase, Broderbund Software, Borland International and Ticketmaster. His board involvement at USVP also included private companies AltoBeam, Karmasphere, Klocwork and Linestream and, previously, public companies Optichron (2004-2011, acquired by NetLogic) and MaxLinear (2004-2012). Dr. Liddle has served as a Consulting Professor of electrical engineering and also of computer science at Stanford University. He has served on the DARPA Information Science and Technology Committee and as chair of the NAS Computer Science and Telecommunications Board (CSTB) from 2006 to 2010. He has served on the boards of the Colleges of Engineering at Stanford University, University of California Berkeley, the University of Michigan and the University of Toledo and previously chaired the board of the Santa Fe Institute. He is currently on the boards of directors of SRI International and the Public Library of Science (since 2011), an open access online science and medicine publishing organization. Dr. Liddle earned a B.S. degree in Electrical Engineering from the University of Michigan and MSEE, MSCS, and Ph.D. degrees from the University of Toledo, where his dissertation focused on reconfigurable computing machines. His contributions to human-computer interaction design earned him the distinction of Senior Fellow at the Royal College of Art. Dr. Liddle possesses particular knowledge and operational experience across several industries as well as broad experience in financial markets, which provides a diversity of experience.

Dr. Bruce M. McWilliams has served on our Board since October 2012. Dr. McWilliams brings more than 25 years of executive leadership and technology development experience to our Board. Dr. McWilliams has served as Chief Executive Officer of Bossa Nova Robotics since June 2017. Prior to that, Dr. McWilliams served as President and Chief Executive Officer of Intermolecular, Inc. from October 2014 to August 2016, and as a director from 2005, and as chairman of the board since June 2014. Prior to joining Intermolecular, he served as executive chairman and a director of SuVolta from 2009 to October 2014. Dr. McWilliams was the President and Chief Executive Officer of Tessera Technologies, which he took public through a highly successful initial public offering, from June 1999 to August 2008. Dr. McWilliams also served as President and Chief Executive Officer of S-Vision, a liquid crystal-on-silicon based display technology company, Senior Vice President of Flextronics International, and President and Chief Executive Officer of nCHIP, a multichip module packaging company that was acquired by Flextronics. In addition to serving on Intermoleculor’s board of directors, Dr. McWilliams is a member of the board of trustees of Carnegie Mellon University. In 2005, he received Ernst & Young’s Northern California Entrepreneur of the Year award. Dr. McWilliams holds B.S., M.S., and Ph.D. degrees in physics from Carnegie Mellon University. Dr. McWilliams possesses knowledge and operational experience across several industries, which provides a diversity of experience for his service on our board.

Elissa Murphy has served on our Board since July 2015 and serves on the compensation committee. Ms. Murphy has served as the Vice President of Engineering at Google, Inc. since July 2016. Prior to Google, she was the Chief Technology Officer and Executive Vice President of Cloud Platforms at GoDaddy from May 2013 to May 2016. Ms. Murphy previously served as Vice President of Engineering at Yahoo! from November 2010 to April 2013, where she oversaw the world’s largest private Hadoop cluster, a technology essential to massive-scale computing that is the basis of big data today. Prior to her time at Yahoo!, Ms. Murphy spent 13 years at Microsoft in various engineering positions including High Performance Computing and the Cloud. She was also part of the original team responsible for Microsoft's shift to the Cloud, which led to the creation of Azure. Ms. Murphy began her technology career designing and building many of the best-selling computer security and system utilities with 5th Generation Systems, Quarterdeck and the Norton Group, a division at Symantec responsible for Norton Antivirus and other Norton products. Ms. Murphy brings expertise in global-scale platforms, big data and predictive analytics to our Board. She currently has 30 patents issued with more pending in the areas of distributed systems, cloud, machine learning and security.

William J. Ruehle has served on our Board since March 2017. Mr. Ruehle has served as Chief Financial Officer of Movandi Corporation, a semiconductor company, since February 2021. Prior to Movandi, Mr. Ruehle served as Chief Financial Officer of Bitvore Corporation, a software company, from 2019 to 2021. Mr. Ruehle also served as the Chief Financial Officer of ClariPhy Communications, Inc. from April 2015 until it was acquired by us in December 2016. Prior to ClariPhy, Mr. Ruehle served as the Principal of his own advisory firm, Ruehle CFO Advisory, advising a variety of technology companies on financial strategy and operations from 2007 to 2015.  Mr. Ruehle served as the Senior Vice President and Chief Financial Officer of Broadcom Corporation, which went through a highly successful public offering, from 1997 to 2006. He also served as the Chief Financial Officer of SynOptics Communications Inc. from 1987 to 1997. SynOptics merged with Wellfleet Communications Inc. in 1994 and became Bay Networks Inc. Mr. Ruehle received a B.A. degree in Economics from Allegheny College and an M.B.A. from Harvard Business School. Mr. Ruehle has also served as Chairman of the board of directors at Kineteks Corporation from 2014 to 2015. Mr. Ruehle brings to our Board considerable experience and expertise, in depth and breadth, in financial strategy and control for both public and private semiconductor and technology companies, as well as extensive industry knowledge.

Sam S. Srinivasan has served on our Board since May 2007 and as our Lead Director since February 2011. He is also the Chair of the audit committee and serves on the nominating and corporate governance committee. Mr. Srinivasan served as Chief Executive Officer and chairman of Health Language, Inc., a software company, from May 2000 to March 2002. He also served as Senior Vice President, Finance and Chief Financial Officer of Cirrus Logic, Inc., a semiconductor company, from November 1988 to March 1996, and as Director, Internal Audits and subsequently as Corporate Controller of Intel Corporation, a semiconductor company, from May 1984 to November 1988. Mr. Srinivasan previously served on the board of directors of Aparna Systems, Inc. (2014 - 2020), Aquantia Corporation (2015 - 2019), SiRF Technology Holdings, Inc. (2004 - 2009), Centillium Communications, Inc. (2006 - 2008), and Leadis Technology, Inc. (2008 to 2009). He holds a Bachelor of Commerce degree from Madras University in India and an M.B.A. from Case Western Reserve University. Mr. Srinivasan was a certified public accountant and was a member of the American Institute of Certified Public Accountants. Mr. Srinivasan brings to our Board considerable financial experience with publicly-traded companies. He has also served as a director for a number of technology companies and as a member of various board of director committees.

Dr. Ford Tamer has served as our President and Chief Executive Officer and as a director since February 2012. Dr. Tamer most recently served as Chief Executive Officer of Telegent Systems, Inc. from June 2010 until August 2011. Prior to joining Telegent, Dr. Tamer was a Partner at Khosla Ventures from September 2007 to April 2010. Dr. Tamer previously served as Senior Vice President and General Manager—Infrastructure Networking Group at Broadcom Corporation from June 2002 to September 2007. He also served as Chief Executive Officer of Agere Inc. from September 1998 until it was acquired by Lucent Technologies in April 2000, which Lucent then spun out as Agere Systems Inc. in March 2001. Dr. Tamer continued to serve as Vice President of Agere Systems until April 2002. Dr. Tamer holds an M.S. degree and Ph.D. in engineering from Massachusetts Institute of Technology. We believe it is important that our Chief Executive Officer serve on our Board. As our Chief Executive Officer, Dr. Tamer has a unique understanding of our strategy, markets, competitors and operations. In addition, we believe his leadership of diverse business units and functions as a senior executive officer at other companies addressing and competing in our target markets prior to joining Inphi gives him an extensive understanding of our industry and has positioned him to bring highly relevant leadership, corporate development, operational and financial experience to our Board.

Executive Officers; Directors

The following table shows information about our executive officers and directors as of February 25, 2021:

Name	Age	Position
Dr. Ford Tamer	59	President, Chief Executive Officer and Director
John Edmunds	63	Chief Financial Officer, Chief Accounting Officer and Secretary
Richard Ogawa	58	General Counsel
Charlie Roach	51	Senior Vice President of Worldwide Sales
Dr. Ron Torten	54	Senior Vice President of Operations and Information Technology
Nicholas E. Brathwaite(3)	62	Director
Dr. Chenming C. Hu(2)	73	Director
Dr. David E. Liddle(1)(2)	76	Director
Dr. Bruce M. McWilliams(3)	64	Director
Elissa Murphy(2)	52	Director
William J. Ruehle(1)	78	Director
Sam S. Srinivasan(1)(3)	76	Lead Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

The following presents biographical information for each of our executive officers listed in the table above, other than Dr. Tamer whose information is presented above.

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

Richard Ogawa has served as our General Counsel since January 2013. Mr. Ogawa is a Registered United States Patent Attorney and a member of the California State Bar. Prior to Inphi, he served as a partner at Townsend and Townsend and Crew LLP from January 1993 to January 2010. He is the founder and owner of Ogawa, P.C. (since February 2010) and serves on the boards of Amesite, Inc. (since April 2018) and Odyssey Semiconductor Technologies, Inc (since April 2019). Prior to joining Townsend, he held a variety of engineering and management positions at NEC Electronics from December 1984 to January 1993. He received a B.S. degree in chemical engineering from the University of California, Davis, and a J.D. from McGeorge School of Law, University of Pacific.

Charlie Roach has served as our Senior Vice President of Worldwide Sales since April 2016. Mr. Roach joined us in September 2012 as Vice President of Worldwide Sales. Prior to joining us, from July 2009 to August 2012, he served as Vice President of Sales for Integrated Device Technologies, Inc. (IDT) where he managed the Americas and South East Asia sales teams along with the worldwide EMS team. Before IDT, from March 1995 to June 2009, Mr. Roach was in charge of Worldwide Strategic Accounts at Applied Micro Circuits, the Central and Southeast U.S. Sales Manager at MMC Networks and Managing Partner and Sales Engineer at Electro Source. Mr. Roach holds a B.S. degree in electrical engineering from Auburn University.

Dr. Ron Torten has served as our Senior Vice President of Operations and Chief Information Officer since April 2014. Dr. Torten joined us in December 2007 as Vice President of Worldwide Sales, served as acting Vice President of Worldwide Operations from July 2011 until March 2012, as Vice President of Worldwide Operations until September 2012, and as Vice President of Operations and Information Technology until March 2013. Dr. Torten previously served as Chief Executive Officer of NemeriX, a GPS fabless semiconductor company, from January 2006 to December 2007. From January 2004 to December 2005, he served as Vice President, Worldwide Materials, at Agilent Technologies, Inc. Dr. Torten served as Vice President and General Manager for the Networking Entertainment Division at Agere Systems, Inc. He holds a B.S. degree in chemical engineering from the Technion—Israel Institute of Technology, an M.B.A. from the University of California, Davis, and a doctorate in information technology and a DBA with focus on strategy and innovation both from Capella University.

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4, and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4, and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, other than inadvertently late Forms 4 filed on July 13, 2020 by each of Mr. Edmunds, Mr. Ogawa, Mr. Roach, Dr. Tamer, and Dr. Torten, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year ended December 31, 2020.

Code of Ethics

We have adopted a code of ethics applicable to our employees including our principal executive, financial and accounting officers, and it is available, on our website’s investor relations page at www.inphi.com/investors.

Board Committees

We have established an audit committee, a compensation committee and a nominating and corporate governance committee. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and the Securities and Exchange Commission (SEC) rules and regulations. Our Board has approved charters for each of these committees, which can be found on our website at www.inphi.com. Our Board has determined that Mr. Srinivasan is an “audit committee financial expert,” as defined by the rules promulgated by the SEC and is an independent director under the rules of the Nasdaq Stock Market. Each committee has the composition and responsibilities described below:

Audit Committee

Number of Members:	3

Members:	Sam S. Srinivasan, Chair Dr. David E. Liddle William J. Ruehle

Number of Meetings in 2020:	12

Functions:
Our audit committee assists our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. Our audit committee is directly responsible for selecting and hiring our independent registered public accounting firm, evaluating and approving their services, and reviewing their reports regarding our accounting practices and systems of internal accounting controls. Our audit committee also oversees the audit efforts of our independent registered public accounting firm and takes actions as it deems necessary to satisfy itself that the accountants are independent of management and the Company as a whole. Our audit committee is also responsible for monitoring the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements as they relate to consolidated financial statements or accounting matters.

In addition, our audit committee is responsible for oversight of our risks relating to accounting matters and financial reporting, including overseeing cybersecurity initiatives. To satisfy these oversight responsibilities, our audit committee meets at regularly scheduled meetings with our Chief Financial Officer and other members of management, and separately in executive sessions with our independent registered public accounting firm, to discuss and review our consolidated financial statements, internal controls, auditing, accounting and financial reporting processes, and the adequacy of the resources devoted to these functions. Our audit committee also receives regular reports at committee meetings regarding issues such as the status and findings of audits being conducted by the independent auditors, accounting changes that could affect our consolidated financial statements and proposed audit adjustments, if any.

Compensation Committee

Number of Members:	3

Members:	Dr. David E. Liddle, Chair Dr. Chenming C. Hu Elissa Murphy

Number of Meetings in 2020:	7

Functions:
Our compensation committee assists our Board in meeting its responsibilities with regard to oversight and determination of executive compensation and assesses whether our compensation structure establishes appropriate incentives for officers and employees. Our compensation committee is responsible for risks relating to employment policies and our compensation and benefit plans. To assist it in satisfying these oversight responsibilities, the compensation committee has retained its own compensation consultant and meets regularly with management to understand the financial, human resources and stockholder implications of compensation decisions being made. Our compensation committee chair also meets as needed between formal committee meetings with management and the committee’s consultant. Our compensation committee reviews and makes recommendations to our Board with respect to our major compensation plans, policies and programs as well as with respect to the compensation of our non-employee directors. In addition, our compensation committee determines the compensation for our executive officers, establishes and modifies the terms and conditions of employment of our executive officers and administers our stock plans.

Nominating and Corporate Governance Committee

Number of Members:	3

Members:	Nicholas E. Brathwaite, Chair Sam S. Srinivasan Dr. Bruce M. McWilliams

Number of Meetings in 2020:	6

Functions:
Our nominating and corporate governance committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, our nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to our Board concerning corporate governance matters. Our nominating and corporate governance committee is responsible for oversight of risks relating to Board succession planning, our ethics policies, environmentally sustainable and social practices, and corporate governance practices (collectively, “ESG”). To satisfy these oversight responsibilities, our nominating and corporate governance committee receives regular reports from our officers responsible for each of these risk areas on matters such as progress against succession planning programs and goals, trends in risk levels and risk management activities.

Item 11. Executive Compensation.

Director Compensation

Our non-employee directors receive an annual retainer of $45,000 prorated for partial service in any year. Our Chairman of the Board and Lead Director each receive an additional annual retainer of $40,000 and $20,000, respectively, so long as such director is not an employee of Inphi. Members of our audit committee, compensation committee and nominating and corporate governance committee, other than the chair of those committees, receive an additional annual retainer of $10,000, $8,000, and $5,000, respectively. The chair of our audit committee, compensation committee and nominating and corporate governance committee each receive an additional annual retainer of $22,000, $16,750, and $10,000, respectively.

In addition, non-employee directors receive nondiscretionary, automatic grants of restricted stock units (RSUs) under our 2010 Stock Incentive Plan. Upon becoming a member of our Board, a non-employee director is automatically granted initial RSUs for shares of our common stock that have a value of $455,000, calculated using the closing price of our common stock on the date of grant as reported on the Nasdaq Global Select Market. The initial RSUs vest over four years in equal annual installments. On the first business day following each of our regularly scheduled annual meetings of stockholders, each non-employee director is automatically granted RSUs for shares of our common stock that have a value of $200,000 (reflecting an increase from $175,000 commencing in 2021), calculated using the closing price of our common stock on the date of grant as reported on the Nasdaq Global Select Market, provided the director has served on our Board for at least six months. These RSUs will vest on the first anniversary of the date of grant or immediately prior to our next annual meeting of stockholders, if earlier. The RSUs granted to non-employee directors will become fully vested in the event a change in control occurs.

We also reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board and committee meetings.

Director Stock Ownership Guidelines

Our Board has established guidelines to better ensure that our directors each maintain an appropriate equity stake in our Company. These guidelines provide that all non-employee directors will maintain a good faith cash investment in Inphi stock valued at three times their annual Board cash retainer ($135,000 for 2020) throughout the duration of their association with our Company, which must be achieved by the 36-month anniversary of the individual’s appointment as a director. Pursuant to previously established Board guidelines, our CEO maintains a good faith cash investment in our stock valued at a minimum of $120,000.

2020 Director Compensation

The following table sets forth the compensation paid to or accrued by us in 2020 for those individuals who served as our non-employee directors during 2020. The following tables exclude Dr. Ford Tamer, our President and CEO, as he did not receive any additional compensation for his service on our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (2)(3)($)	Total ($)
Diosdado P. Banatao(1)	61,071	174,951	236,022
Nicholas E. Brathwaite	55,000	174,951	229,951
Dr. Chenming C. Hu	52,750	174,951	227,701
Dr. David E. Liddle	70,876	174,951	245,827
Dr. Bruce M. McWilliams	50,000	174,951	224,951
Elissa Murphy	52,750	174,951	227,701
William J. Ruehle	55,000	174,951	229,951
Sam S. Srinivasan	107,957	174,951	282,908

(1)	Mr. Banatao retired as a director on July 29, 2020.
(2)
The amount reflects the aggregate grant date fair value of the RSU award computed in accordance with FASB ASC Topic 718 multiplied by the number of shares. See note 13 of the notes to our consolidated financial statements in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of assumptions made in determining the grant date fair value.

(3)	The following outstanding equity awards table sets forth the equity awards held by those individuals who served as our non-employee directors during 2020 at December 31, 2020:

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(a)
Diosdado P. Banatao	05/22/2020	1,478	237,175
Nicholas E. Brathwaite	05/22/2020	1,478	237,175
Dr. Chenming C. Hu	05/22/2020	1,478	237,175
Dr. David E. Liddle	05/22/2020	1,478	237,175
Dr. Bruce M. McWilliams	05/22/2020	1,478	237,175
Elissa Murphy	05/22/2020	1,478	237,175
William J. Ruehle	03/15/2017	916	146,991
	05/22/2020	1,478	237,175
Sam S. Srinivasan	05/22/2020	1,478	237,175

(a)
The amount represents the closing market price of our common stock as of December 31, 2020 (the last trading day of 2020) multiplied by unvested shares as of December 31, 2020. The closing market price of our common stock on December 31, 2020 was $160.47.

Compensation Committee Report

The following report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by Inphi Corporation under the Securities Act of 1933 or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Inphi Corporation’s management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors of Inphi Corporation that the Compensation Discussion and Analysis be included in Inphi Corporation’s Annual Report on Form 10-K, as amended by Form 10-K/A for the year ended December 31, 2020.

Respectfully submitted on March 1, 2021 by the members of the compensation committee of the Board of Directors:

Dr. David E. Liddle, Chair
Dr. Chenming C. Hu
Ms. Elissa Murphy

Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is intended to assist our stockholders in understanding our executive compensation program by providing an overview of our executive compensation-related philosophy, process, practices, and decisions for 2020. It also explains how we determined the elements of compensation for our principal executive officer, our principal financial officer, and the three executive officers who were our most highly-compensated executive officers as of December 31, 2020, and who we refer to as our “Named Executive Officers.” For 2020, our Named Executive Officers were:

■	Dr. Ford Tamer, our President and Chief Executive Officer;

■	John Edmunds, our Chief Financial Officer and Chief Accounting Officer;

■	Charlie Roach, our Senior Vice President of Worldwide Sales;

■	Dr. Ron Torten, our Senior Vice President of Operations and Information Technology; and

■	Richard Ogawa, our General Counsel.

Specifically, this Compensation Discussion and Analysis provides an overview of our executive compensation program, our compensation philosophy and compensation setting process, and each compensation element that we provide to our Named Executive Officers. In addition, it explains how and why the Compensation Committee of our Board of Directors (the “Committee”) arrived at the compensation decisions for our Named Executive Officers in 2020.

Overview

We are a fabless provider of high-speed analog and mixed signal semiconductor solutions for the communications and cloud markets. Our analog and mixed signal semiconductor solutions provide high signal integrity at leading-edge data speeds while reducing system power consumption. Our semiconductor solutions are designed to address bandwidth bottlenecks in networks, maximize throughput and minimize latency in computing and network environments and enable the rollout of next generation communications and cloud infrastructures. Our solutions provide a vital high-speed interface between analog signals and digital information in high-performance systems such as telecommunications transport systems, enterprise networking equipment and datacenters. We provide 25G to 600G high-speed analog semiconductor solutions for the communications market.

2020 Business Highlights

We continued to grow as a company in 2020, producing strong financial and operational results. Revenue in the fourth quarter of 2020 was $187.5 million, which was 82% higher than the $102.9 million we recorded in the fourth quarter of 2019. Our financial results in 2020 also included the following:

■	Our total revenue was $683 million in 2020, compared with $366 million in 2019, an increase of $317 million or 87%.

■
Our GAAP net loss was $59.7 million, or ($1.20) per share in 2020, compared with GAAP net loss of $72.9 million, or ($1.61) per share in 2019. Our non-GAAP net income was $180.3 million, or approximately $3.37 per diluted share in 2020, compared with non-GAAP net income of $76.6 million, or $1.61 per diluted share, in 2019. A reconciliation of GAAP net loss to non-GAAP net income is provided in Appendix A.

■
Generally, we focus on our longer-term total shareholder return ("TSR"), because we believe that only over a longer period does TSR demonstrate company performance. Over one year and shorter periods, there can be significant volatility in our stock price, due to industry or broad market volatility or other unidentifiable causes. Therefore, we measure one year performance for our executive compensation program based on our operational performance rather than TSR. Looking at our stock price performance in comparison to the Philadelphia Semiconductor Index, SOX, as an industry index, and the S&P 500, a representative broad market index, over the longer term five year period, we have significantly outperformed both indexes.

2020 Executive Compensation Highlights

Our executive compensation program emphasizes long-term value creation that correlates with the growth of sustainable long-term value for our stockholders, as well as motivates, retains, and rewards our Named Executive Officers. For 2020, the Committee took the following compensation actions:

■
Base Compensation:   After completing the annual executive compensation review, the Committee determined that no increases were necessary in the base compensation of our Named Executive Officers. However, a special grant of service-vesting RSUs, with a four-year vesting schedule, was made to our General Counsel to recognize his contributions to the Company and increased hours in his work schedule.

■
Target Annual Incentive Compensation: In February 2020, the Committee also approved market-based increases to the target annual incentive compensation for our Chief Financial Officer/Chief Accounting Officer, Senior Vice President of Operations and Information Technology and General Counsel.

■
Annual Incentive Payments: We achieved 125% of our target corporate performance goal based on the performance matrix adopted for our 2020 annual incentive plan. Based upon its evaluation of individual performance, the Committee approved payouts to our Named Executive Officers at 125% of target in the form of service-based RSUs. These RSU awards are subject to quarterly vesting through the end of 2021.

■
Performance-Based Equity Awards:  In February 2020, we began a program of granting multi-year performance vesting RSU (Market Value Stock Unit or “MVSU”) awards to our Named Executive Officers on an annual basis. The MVSU awards can be earned based on our relative TSR performance against the S&P 500 at the end of a three year performance period. To facilitate the transition to annual grants, in addition to the three-year performance period MVSUs, we also approved another grant of MVSUs in 2020 based on a two-year performance period. However, pursuant to the Agreement and Plan of Merger and Reorganization that we entered into on October 29, 2020 with Marvell Technology Group Ltd., a Bermuda exempted company (“Marvell”), Maui HoldCo, Inc., a Delaware corporation and a wholly-owned subsidiary of Marvell (“HoldCo”), Maui Acquisition Company Ltd, a Bermuda exempted company and a wholly-owned subsidiary of HoldCo (“Bermuda Merger Sub”), and Indigo Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of HoldCo (“Delaware Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Bermuda Merger Sub will merge with and into Marvell, with Marvell surviving the merger as a wholly-owned subsidiary of HoldCo (the “Bermuda Merger”), followed immediately by the merger of Delaware Merger Sub with and into Inphi, with Inphi surviving the merger as a wholly-owned subsidiary of HoldCo (the “Delaware Merger” and, together with the Bermuda Merger, the “Mergers”), we discontinued the annual grant of MVSUs in 2021 pending the closing of the Mergers.

■	Service-Based Equity Awards. The Committee also continued its practice of granting RSU awards to our Named Executive Officers that vest based on a four year service period.

Executive Compensation Best Practices

We maintain sound executive compensation practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During 2020, the following executive compensation practices were in place, including those we have implemented to drive performance and that either prohibit or minimize behaviors that we believe do not serve our stockholders’ interests:

What We Do

Compensation Committee Independence – Our Board maintains a compensation committee comprised solely of independent directors who have established effective means for communicating with our stockholders regarding their executive compensation ideas and concerns.

Compensation Committee Advisor Independence – The Committee engages and retains its own advisor, currently Compensia, Inc. (“Compensia”), to assist with its responsibilities. Compensia performs services as directed by the Committee.

Annual Compensation Review – The Committee conducts an annual review of our executive compensation philosophy and strategy, including a review of the compensation peer group used for comparative purposes.

Compensation-Related Risk Assessment – The Committee conducts an annual evaluation of our compensation programs, policies, and practices to ensure that they reflect an appropriate level of risk-taking but do not encourage our employees to take excessive or unnecessary risks that could have a material adverse impact on the Company.

Emphasize Performance-based Incentive Compensation – The Committee designs our executive compensation program to use performance-based short-term and long-term incentive compensation awards to align the short and long-term interests of our Named Executive Officers with the interests of our stockholders.

Emphasize Long-Term Equity Compensation – The Committee uses equity awards to deliver long-term incentive compensation opportunities to our Named Executive Officers. These equity awards may be earned over multi-year periods, which serves our long-term value creation goals and retention objectives.

Clawback – Under our 2010 Stock Incentive Plan, we have a provision to recoup compensation under the plan if our financial statements must be restated due to an executive officer’s intentional misconduct or grossly negligent conduct.

“Double-Trigger” Change in Control Arrangements – The change in control compensation arrangements for our Named Executive Officers are based on a “double-trigger” arrangement that provides for the receipt of payments and benefits only in the event of both (i) a change in control of the Company and (ii) a qualifying termination of employment. Our MVSU award program terminates upon a change in control, with payouts measured solely on the basis of actual performance through the change in control.

Reasonable Change in Control Arrangements – The post-employment compensation arrangements for our Named Executive Officers provide for amounts and multiples that are within reasonable market norms.

Succession Planning – Our Board reviews the risks associated with our key executive positions on an annual basis so that we have a succession strategy for our most critical positions.

CEO Stock Ownership Guidelines – Pursuant to Board established guidelines, our CEO maintains a good faith cash investment in our stock valued at a minimum of $120,000.

What We Do Not Do

Executive Perquisites – We do not provide perquisites or other personal benefits to our Named Executive Officers that are not available generally to our other employees, except for a standard automobile allowance provided to our Senior Vice President - Worldwide Sales, which has been discontinued in 2021. Our Named Executive Officers participate in our retirement and health and welfare benefit programs on the same basis as all of our employees.

Prohibition on Hedging and Pledging – Our Named Executive Officers and the members of our Board are prohibited from engaging in hedging transactions with respect to our equity securities. Our Named Executive Officers and the members of our Board are also prohibited from pledging shares of our common stock

Retirement Programs – Other than our 401(k) plan generally available to all employees, we do not offer defined benefit or contribution retirement plans or arrangements, or nonqualified deferred compensation plans or arrangements for our Named Executive Officers.

No Tax “Gross-Ups” or Payments – We do not provide any “gross-ups” or tax payments in connection with any compensation element or any excise tax “gross-ups” or tax reimbursement in connection with any change in control payments or benefits.

No Dividends on Unvested Awards – We may not pay dividends or dividend equivalents on unvested or unearned restricted stock or restricted stock units.

Stockholder Advisory Votes

At our 2020 annual meeting of stockholders, we submitted an advisory vote to our stockholders seeking their approval of the compensation of our Named Executive Officers as disclosed in our 2020 definitive proxy statement (a “Say-on-Pay” vote). At that time, our stockholders approved the compensation of our Named Executive Officers with approximately 91.3% of the shares present in person or represented by proxy and entitled to vote, voting in favor of the proposal.

The Committee considers the results of the Say-on-Pay vote on our executive compensation program as part of its annual executive compensation review. Our Board values the opinions of our stockholders and the Committee will continue to consider the outcome of future Say-on-Pay votes, as well as feedback received throughout the year, when making compensation decisions for our Named Executive Officers. The next Say-on-Pay vote will take place at the 2021 Annual Meeting of Stockholders.

Pay-for-Performance Alignment

Underlying our executive compensation program is a strong belief in promoting a pay-for-performance culture. As a result, the Committee designs the target total direct compensation of our Named Executive Officers so that a significant portion of each executive officer’s overall compensation opportunity is linked to our financial performance through annual incentive program and long-term market value stock unit awards based on relative total stockholder return.

Compensation Philosophy

We have designed our executive compensation program to achieve the following objectives:

■	to attract, retain, and motivate talented, innovative, experienced, and Named Executive Officers;

■	to reward our Named Executive Officers based on our financial and business performance and their individual performance;

■	to provide equitable compensation, consistent with the competitive market; and

■	to align the interest of our Named Executive Officers and stockholders.

Our executive compensation program has focused primarily on attracting executive talent to manage and operate our business, retaining individuals whose employment is key to our success and growth, and rewarding individuals who help us define the strategic direction of the Company while achieving our business objectives. By weighting our executive compensation packages to emphasize equity-based compensation, we have sought to align the interests of our Named Executive Officers and stockholders by motivating them to increase the value of our stock over time.

Compensation-Setting Process

Role of the Compensation Committee

The Committee is responsible for reviewing and approving the compensation of our Named Executive Officers and seeks to do so in a manner that compensates them in an equitable manner for their contributions to our annual and long-term performance. The Committee consists of Drs. Liddle (Chair) and Hu, and Ms. Murphy each of whom is an independent, non-employee member of our Board.

Specifically, the Committee seeks to ensure that our compensation remains market competitive by:

■	providing performance-based incentive opportunities that closely align and strike a balance between short-term and long-term incentives relative to our strategy and future performance;

■	establishing long-term incentive compensation programs in the form of equity awards to reinforce the long-term connection with stockholder value and executive compensation; and

■	structuring our executive compensation plans and arrangements to reduce incentives to either (a) promote short-term gains or (b) encourage risk-taking at the expense of long-term stockholder value.

The Committee has the authority to retain special counsel and other advisors, including compensation consultants, to assist in carrying out its responsibilities to determine the compensation of our Named Executive Officers. The Committee’s authority, duties, and responsibilities are described in its charter, which is reviewed annually and revised and updated as warranted.

While the Committee determines our overall compensation philosophy and the compensation of our Named Executive Officers, it relies on its compensation consultant, as well as our CEO with the assistance of our Senior Vice President of Human Resources, Ms. Sun Kim, to formulate recommendations with respect to specific compensation actions. The Committee makes all final approvals regarding executive officers’ compensation, including base salary levels, annual incentive targets, actual annual incentive payments, and long-term incentives in the form of equity awards for all executives. The Committee meets on a regularly-scheduled basis and at other times as needed. The Committee periodically reviews compensation matters with our Board.

At the beginning of each year, the Committee reviews our executive compensation program, including any incentive compensation plans and arrangements, to assess whether our compensation elements, actions, and decisions are (i) properly coordinated, (ii) aligned with our vision, mission, values, and corporate goals, (iii) provide appropriate short-term and long-term incentives for our Named Executive Officers, (iv) achieve their intended purposes, and (v) are competitive with the compensation of executives in comparable positions at the companies with which we compete for executive talent. Following this assessment, the Committee makes any necessary or appropriate modifications to our existing plans and arrangements or adopts new plans or arrangements.

The Committee also conducts an annual review of our executive compensation strategy to ensure that it is appropriately aligned with our business strategy and achieving our desired objectives. Further, the Committee reviews market trends and changes in competitive compensation practices, as further described below.

The factors considered by the Committee in making its determinations with respect to the compensation of our Named Executive Officers for 2020 included:

■	our corporate growth and other elements of financial performance;

■	our corporate and individual achievements against short-term and long-term performance objectives;

■	the individual performance of each Named Executive Officer against his management objectives;

■	a review of the relevant competitive market analysis prepared by the Committee's compensation consultant (as described below);

■	the expected future contribution of the individual Named Executive Officer and the criticality of such Named Executive Officer's experience and expertise related to our long-term business goals;

■	historical compensation awards we have made to our Named Executive Officers and their current retention value;

■	internal pay equity based on the impact on our business and performance; and

■	the recommendations of our CEO (except with respect to his own compensation) as described below.

The Committee did not weight these factors in any predetermined manner, nor did it apply any formulas in making its decisions. The members of the Committee consider this information in light of their individual experience, knowledge of the Company, knowledge of each Named Executive Officer, knowledge of the competitive market, and business judgment in making their decisions regarding executive compensation and our executive compensation program. No Named Executive Officer participates in the determination of the amounts or elements of his or her own compensation.

As part of this process, the Committee evaluates the performance of our CEO each year and approves all decisions regarding his base salary adjustments, annual incentives, and long-term incentives in the form of equity awards. Our CEO is not present during any of the final deliberations regarding his compensation.

Role of our Management

Our Senior Vice President of Human Resources works closely with the Committee as it conducts its deliberations about the compensation of our Named Executive Officers. Typically, our Senior Vice President of Human Resources works with the Committee to determine the structure of the annual incentive, to identify and develop corporate performance objectives and individual performance objectives for such plan, and to evaluate actual performance against the selected measures for each of the objectives. Our CEO makes recommendations to the Committee as described in the following paragraph and is involved in the determination of compensation for the respective Named Executive Officers who report to him.

At the beginning of each year, our CEO reviews the performance of our Named Executive Officers based on such individual’s level of success in accomplishing both corporate performance objectives and individual performance objectives established for him for the prior year and his overall performance against both objectives during that year, and then shares these evaluations with, and makes recommendations to, the Committee for each element of his compensation. Our CEO evaluates each of the other Named Executive Officers, taking into consideration historical compensation awards to the other Named Executive Officers and our corporate performance during the preceding year, the individual Named Executive Officer's contribution, and his performance toward achieving his individual performance goals. Based on this evaluation, he proposes recommendations concerning base salary adjustments, target annual incentives, and long-term incentives in the form of equity awards for each of the other Named Executive Officers (excluding the CEO himself). The Committee then reviews the proposed recommendations from the CEO and considers other factors and finally determines the target total compensation of each other Named Executive Officer, as well as each individual compensation element.

While the Committee considers our CEO’s recommendations, as well as the competitive market analysis prepared by the Committee's compensation consultant, these recommendations and market data serve as only two of several factors in making its decisions with respect to the compensation of our Named Executive Officers.

Role of Compensation Consultant

Pursuant to its charter, the Committee has the authority to engage its own legal counsel and other advisors, including compensation consultants, as it determines in its sole discretion, to assist in carrying out its responsibilities. The Committee makes all determinations regarding the engagement, fees, and services of these advisors, and any such advisor reports directly to the Committee.

In 2013, pursuant to this authority, the Committee first engaged Compensia, an independent national compensation consulting firm, to provide information, analysis, and other assistance relating to our executive compensation program on an ongoing basis. The nature and scope of the services provided to the Committee by Compensia in 2020 were as follows:

■	provided updated data and analysis relating to the annual adjustment of the compensation peer group;

■	provided advice with respect to compensation best practices and market trends for executive officers and members of our Board;

■	conducted an analysis of the levels of overall compensation and each element of compensation for our Named Executive Officers;

■	provided market data on annual equity burn rates and overhang levels;

■	provided market data on severance and change in control arrangements; and

■	provided ad hoc advice and support throughout the year.

A representative of Compensia attended meetings of the Committee as requested and may also communicate with the Committee outside of the meetings. Compensia reports to the Committee rather than to the management, although Compensia may meet with members of the management, including our CEO and members of our executive compensation staff, for purposes of gathering information and providing feedback on proposals that management may make to the Committee. During 2020, Compensia met with various members of management to collect data and provide feedback on management’s various executive compensation proposals.

The Committee may replace its compensation consultant or hire additional advisors at any time. Compensia has not provided any other services to the Company and has received no compensation other than with respect to the services described above. The Committee has assessed the independence of Compensia taking into account, among other things, the various factors as set forth in Rule 10C-1 of the Exchange Act and the enhanced independence standards and factors set forth in the applicable listing standards of Nasdaq, and has concluded that its relationship with Compensia and the work of Compensia on behalf of the Committee has not raised any conflict of interest.

Competitive Positioning

As part of its deliberations, the Committee considers competitive market data on executive compensation levels and practices and a related analysis of such data. This data is drawn from a select group of peer companies developed with and approved by the Committee, as well as compensation survey data.

In the fall of 2019, the Committee directed Compensia to refresh the group of peer companies to be used as a reference for market positioning and for assessing competitive market practices for 2020. Compensia reviewed the group of companies to determine whether all of the peer companies still met our selection criteria. Our selection criteria consists of a revenue range based on our last twelve month’s revenue, a market capitalization range based on our then current market capitalization, and a requirement that all proposed companies be in the technology industry. We also consider a company’s one-year and three-year revenue growth profile when reviewing companies. Based on this review, five companies from the 2019 peer group were removed, including three peers which were acquired or entered into agreements to be acquired (Callidus Software, Imperva and Mellanox Technologies) and two peers which were outside of the updated financial criteria range (Applied Optoelectronics and Cohu). Compensia then undertook a detailed review of the pool of U.S.-based publicly-traded companies taking into consideration our selection criteria and proposed seven replacement companies to ensure that we had a sufficient number of companies in our peer group. The seven companies that were added to the peer group (Alteryx, AppFolio, Appian, BlackLine, Cornerstone OnDemand, Five9 and Monolithic Power Systems) had financial profiles that brought our revenue and market capitalization positioning closer to median levels of the peer group.

Based on this review, the Committee approved the following peer group consisting of 21 companies. At the time the peer companies were approved by the Committee, the selected companies had revenues ranging from $212 million to $606 million, with a median of $340 million, and market capitalizations ranging from $715 million to $8.3 billion, with a median of $2.8 billion. The companies comprising the compensation peer group were as follows:

Acacia Communications	Monolithic Power Systems
Alteryx Ambarella AppFolio Appian BlackLine Cornerstone OnDemand Enphase Energy Five9 Lattice Semiconductor MACOM MaxLinear	Nanometrics New Relic Power Integrations Qualys Rambus Rudolph Technologies Semtech Xperi

The Committee does not believe that it is appropriate to make compensation decisions, whether regarding base salaries or short-term or long-term incentive compensation, upon any type of benchmarking to a peer or other representative group of companies. The Committee believes that information regarding the compensation practices at other companies is useful in at least two respects: the Committee recognizes that our compensation policies and practices must be competitive in the marketplace; and this information is useful in assessing the reasonableness and appropriateness of individual executive compensation elements and of our overall executive compensation packages. However, this information is only one of several factors that the Committee considers, in making its decisions with respect to the compensation of our Named Executive Officers.

Compensation Elements

The primary elements of our executive compensation programs are base compensation, annual incentive compensation, and long-term incentive compensation in the form of equity awards based on Company performance and individual performance. Our Named Executive Officers also participate in the standard employee benefit plans available to our employees. In addition, our Named Executive Officers are eligible for post-employment (severance and change in control) payments and benefits under certain circumstances.

Base Compensation

We believe that a competitive base salary is a necessary element of our executive compensation program, to attract and retain a stable management team. Base salaries for our Named Executive Officers are also intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent, as well as equitable across the executive team as a whole.

The Committee reviews the base salaries of our Named Executive Officers, annually and makes adjustments to base salaries as it determines to be necessary or appropriate.

In February 2020, the Committee reviewed the base salaries of our Named Executive Officers, taking into consideration a competitive market analysis performed by Compensia and the recommendations of our CEO (except with respect to his own base salary), as well as the other factors described above. Following this review, the Committee determined the base salaries for all Named Executive Officers were still competitive based on the market review.

Named Executive Officer	2019 Base Compensation	2020 Base Compensation	Percentage Adjustment
Dr. Ford Tamer	$560,000	$560,000	0.0%
John Edmunds	$377,000	$377,000	0.0%
Charlie Roach	$352,000	$352,000	0.0%
Dr. Ron Torten	$360,000	$360,000	0.0%
Richard Ogawa [1]	$295,000	$295,000	0.0%
1 Richard Ogawa received a 12.5% adjustment ($37,000) to his compensation in recognition of his contributions to the Company and his increased hours in the form of a grant of 456 RSUs vesting over 4 years (25% per year) starting April 20, 2021.

The base compensation received by our Named Executive Officers during 2020 is set forth in “Executive Compensation – 2020 Summary Compensation Table” below, with the RSUs disclosed under “Stock Awards.”

Annual Incentive Compensation

We use variable annual incentives to motivate and reward our Named Executive Officers for our short-term financial and operational achievements while making progress towards our longer-term growth and other strategic objectives. Consistent with our executive compensation philosophy, the annual incentives are intended to help us to deliver a competitive total direct compensation opportunity to our Named Executive Officers. Annual incentives are determined under our Annual Incentive Plan but are not guaranteed and may vary materially from year-to-year. As our Senior Vice President of Worldwide Sales, Mr. Roach's annual incentive is delivered through our Sales Incentive Plan, and not under the Annual Incentive Plan in 2020.

In February 2020, the Committee reviewed the target annual incentive compensation of our Named Executive Officers, taking into consideration Compensia's competitive market analysis and the recommendations of our CEO (except with respect to his own compensation), together with the objectives of our annual incentives described above. Following this review, the Committee increased the target annual incentive amounts as a percentage of base compensation from 60% to 70% for Mr. Edmunds and Dr. Torten and from 50% to 55% for Mr. Ogawa (with Mr. Ogawa’s base compensation to be adjusted for his increased work schedule for this purpose). These adjustments were intended to align with the competitive market rates.

Annual Incentive Plan– Terms and Measures

In April 2020, the Committee determined that annual incentives for our Named Executive Officers for performance during the 2020 fiscal year would be determined by reference to 2020 results in both corporate performance measures and individual performance measures.

The Committee selected revenue and non-GAAP net income per share as the corporate performance measures to be considered in determining annual incentive payments for 2020 for our Named Executive Officers (other than Mr. Roach). The Committee believed these performance measures were appropriate for our business because, given our stage of development, it focused our Named Executive Officers on the successful execution of our annual operating plan and related strategic objectives to encourage growth in ongoing revenue, profit, and cash flow. At the same time, the Committee established a benchmark performance level for this measure at a level that it believed to be challenging, but attainable, through the successful execution of our annual operating plan.

The Committee also established individual performance measures for each Named Executive Officer in April 2020. In selecting the individual performance measures, the Committee takes into consideration a variety of factors including, but not limited to, progress toward new product introduction, new customer wins, new design wins at existing customers, operational metrics, employee satisfaction, development of intellectual property, and other management objectives.

Annual Incentive Plan Target Payouts

Consistent with the Committee’s established practice, each of the Company’s Named Executive Officers (other than Mr. Roach) was expected to be eligible to receive an annual incentive at the corresponding target percentage of base compensation identified below, subject to achievement of the corporate performance targets and individual performance objectives identified above. However, the Committee reserved its discretion to determine the ultimate bonus payments based on its review of the corporate performance measures as well as individual performance, and the competitive marketplace for our executives.

Named Executive Officer	Annual Base Compensation	Target Annual Incentive Plan	Target Annual Incentive Plan Amount
Dr. Ford Tamer	$560,000	100%	$560,000
John Edmunds	$377,000	70%	$263,900
Dr. Ron Torten	$360,000	70%	$252,000
Richard Ogawa[1]	$332,000	55%	$182,600
 1 Richard Ogawa received a 12.5% adjustment ($37,000) to his compensation in recognition of his contributions to the Company and his increased hours in the form of a grant of 456 RSUs vesting over 4 years (25% per year) starting April 20, 2021. The value of the adjustment was included in his Annual Base Compensation for purposes of the Target Annual Incentive Plan Amount.

Sales Incentive Plan for Mr. Roach – Terms and Measures

Mr. Roach's incentive target pursuant to the 2020 Sales Incentive Plan was 82% of base compensation, which resulted in a target annual incentive award of $288,000.

For 2020, the amount that could be earned by Mr. Roach pursuant to the Sales Incentive Plan was based on a weighting of 20% for the corporate performance measures described below, an additional 10% weighting on the Company sales goal (revenue) and a 70% weighting to individual performance objectives based upon quality, backlog, design win activities and other individual performance goals.

The Committee selected revenue and non-GAAP net income per share at the same target levels set for the Annual Incentive Plan (described above) as the corporate performance measures to be considered in the administration of Mr. Roach’s award under the 2020 Sales Incentive Plan. The Committee believed these performance measures were appropriate for Mr. Roach given his integral role in identifying, expanding and realizing our sales growth opportunities, which are key to our annual operating plan.

2020 Corporate and Individual Performance Results and Annual Incentive Decisions

In February 2021, the Committee evaluated both corporate and individual performance results. The Committee determined that the Company achieved 125% under the Annual Incentive Plan performance matrix, meeting the 2020 maximum performance goal on a combined basis taking into account both the revenue of $683 million (25% above the $546 million target) and non-GAAP net income per share of $3.37 (~50% above the $2.25 target).

Corporate Performance Measure	2020 Target	2020 Actual
Revenue	$546M	$683M
Non-GAAP net income per share (1)	$2.25	$3.37

(1) Non-GAAP net income per share excludes certain items, such as stock-based compensation, legal, transition costs and other expenses, purchase price fair value adjustments related to acquisitions, loss on claim settlements, non-cash interest expense related to convertible debt, unrealized gain or loss on equity investments, lease expense on building not occupied and deferred tax asset valuation allowance A reconciliation of GAAP net income (loss) to non-GAAP net income is provided in Appendix A.

In February 2021, the Committee evaluated each individual Named Executive Officer's performance against such officer’s respective individual performance goals. The Committee considered feedback from our CEO (except with respect to his own compensation) and used its business judgment in reviewing the performance of each of these individuals. The individual measures for each Named Executive Officer generally cover a broad array of responsibilities and are described in detail when presented to the Committee. Based on its evaluation, the Committee determined that each Named Executive Officer (including Mr. Roach, whose incentive is payable under our 2020 Sales Incentive Plan), performed at 100% of his individual performance goals. Both the individual performance and the performance relative to the Corporate Performance Measures, described above, were taken into consideration for purposes of determining the “Annual Incentives as Percentage of Target” in the table below.

In addition, the Committee exercised its discretion to reward performance in the form of a grant of RSUs for shares of our common stock having a value based on the target incentive amounts rather than to pay in cash.

As a result, for 2020, the Committee approved the following awards of RSUs based on the incentive amounts shown for each of the below Named Executive Officers. The RSUs are subject to a one-year quarterly vesting through the end of 2021, including Mr. Roach, whose Sales Incentive Plan payment schedule was aligned to that of the other Named Executive Officers. Pursuant to the Merger Agreement, the 2020 bonus RSUs held by a person who is a continuing employee will convert to Marvell RSUs and continue to vest on the same schedule. A person who is not a continuing employee will receive full acceleration of their 2020 bonus RSUs as of their respective termination dates.

Named Executive Officer	Target Annual Incentive Amount	Annual Incentive as Percentage of Target	Value of RSUs Awarded	Number of RSUs Awarded
Dr. Ford Tamer	$560,000	125%	$700,000	4,133(1)
John Edmunds	$263,900	125%	$329,875	1,948(1)
Dr. Ron Torten	$252,000	125%	$315,000	1,860(1)
Richard Ogawa	$182,600	125%	$228,250	1,348(1)
Charlie Roach	$288,000	125%	$360,000	2,126(1)

(1)	Based on a conversion price of $169.3755 and a grant date of February 24, 2021.

The incentive awards are also set forth in “Executive Compensation – 2020 Summary Compensation Table” below, with the RSUs disclosed under "Stock Awards."

Long-Term Incentive Compensation

Long-Term Incentives Philosophy

We use long-term incentive compensation in the form of equity awards to motivate our Named Executive Officers, by providing them with the opportunity to build an equity interest in the Company and to share in the potential appreciation of the value of our common stock. We have relied on equity awards that may be settled for shares of our common stock as the principal vehicles for delivering long-term incentive compensation opportunities to our Named Executive Officers. The Committee believes these awards enable us to attract and retain key talent in our industry and aligns our Named Executive Officers’ interests with the long-term interests of our stockholders.

The Committee also considers the dilutive effect of our long-term incentive compensation practices, and the overall impact that these equity awards, as well as awards to other employees, will have on stockholder value. Generally, in determining the size of the equity awards granted to our Named Executive Officers the Committee takes into consideration the recommendations of our CEO (except with respect to his own equity award), as well as the factors described above in the description of our compensation setting process.

Restricted Stock Unit Awards Granted During 2020

In February 2020, the Committee approved annual four-year service-based RSU awards for our Named Executive Officers in amounts designed to align with the competitive market. The Committee took into account each executive officer’s performance for 2020 and the officer’s existing equity holdings, including the current economic value of their unvested equity awards and the ability of these unvested holdings to satisfy our retention objectives.

The four–year service-based RSU equity awards granted to our Named Executive Officers in 2020 pursuant to our long-term incentive compensation program are set forth in the table below under "2020 Service-Based Restricted Stock Unit Awards" as follows:

Named Executive Officer	Total 2020 Service-Based RSU Awards (value)	Total 2020 Service-Based RSU Awards (number of shares) (1)
Dr. Ford Tamer	$2,500,000	30,506
John Edmunds	$1,200,000	14,643
Charlie Roach	$1,100,000	13,423
Dr. Ron Torten	$1,100,000	13,423
Richard Ogawa	$890,000	10,861

(1) Based on a conversion price of $81.9520 and a grant date of February 19, 2020.

The service-based RSU awards vest as to 25% of the shares of our common stock subject to the award on each anniversary of the date of grant assuming the continued service of the Named Executive Officer on each such vesting date.

MVSU Awards Granted During 2020

As described above, in February 2020 we began a program of granting MVSU performance-based awards annually based on the same relative TSR performance goal, three-year performance period (with one two-year performance period for transition), and other terms generally consistent with the MVSUs previously granted in 2018. The annual grant program was intended to better align with market practices, create a layered set of performance periods to incentivize sustained performance, and eliminate the variability in incentive and retention from periodic grants of multi-year awards, such as the MVSUs. However, as noted above, pursuant to the Merger Agreement we discontinued the annual MVSU grant program in 2021 pending the closing of the Mergers.

The MVSU equity awards granted to our Named Executive Officers in 2020 are set forth in the table below as follows:

Named Executive Officer	2020 3 Yr. MVSU Award (value)	2020 3 Yr. MVSU Award (number of shares) (1)	2020 2 Yr. MVSU Transition Award (value)	2020 2 Yr. MVSU Transition Award (number of shares) (1)	2020 Total MVSU Award (value)	2020 Total MVSU Award (number of shares) (1)
Dr. Ford Tamer	$2,500,000	30,506	$1,250,000	15,253	$3,750,000	45,759
John Edmunds	$600,000	7,322	$400,000	4,881	$1,000,000	12,203
Charlie Roach	$550,000	6,712	$350,000	4,271	$900,000	10,983
Dr. Ron Torten	$550,000	6,712	$350,000	4,271	$900,000	10,983
Richard Ogawa	$445,000	5,431	$300,000	3,661	$745,000	9,092

(1)     Based on a conversion price of $81.9520 and a grant date of February 19,2020.

For each of the MVSU awards identified above, the number of shares, if any, that will be earned pursuant to the award will depend on our relative TSR as compared to the S&P 500 Index companies. Performance will be determined based on our percentile ranking against the S&P 500 Index companies (the Relative TSR) as measured over the three-year or two-year transition performance period commencing on February 10, 2020 (referred to as the Performance Periods). The beginning performance measure was based on a twenty (20) trading day average of our closing stock prices beginning on the first day of the Performance Period. If our absolute TSR is negative for the Performance Period, then the maximum number of shares that may be earned is the target number of shares listed below. The Committee believed that to increase the alignment of our Named Executive Officers with our shareholders, our Named Executive Officers should not earn above target payouts for a negative TSR regardless of how well that performance was on a relative basis against the index. The MVSUs will vest, to the extent earned, on the last day of the Performance Period subject to the Named Executive Officer’s continued service through that date. No shares will be earned with respect to an MVSU award if our Relative TSR is not at or above the 25th percentile of the S&P 500 Index companies, the minimum performance criteria. Each Named Executive Officer will be eligible to earn a percentage of the target number of shares listed above based upon our Relative TSR according to the table below (with linear interpolation calculated by the Committee if our percentile ranking is between these percentile rankings):

Relative TSR	Percent of Target Number of Shares
Below 25th percentile	Zero
25th percentile	50%
50th percentile	100%
75th percentile	175%
90th percentile or above	225%

In the event of a change of control of the Company or an involuntary termination of the Named Executive Officer’s employment prior to the end of a Performance Period, special provisions apply as summarized below in “Executive Compensation – Employment, Severance and Change of Control Arrangements.”

Partial Payout of 2018 MVSUs in 2020

In December 2020, the Committee reviewed the Company’s performance against the applicable targets under the MVSU awards granted to Named Executive Officers in January 2018, which were based on a comparison of the Company’s TSR with that of the S&P 500 over a performance period of approximately three years. The Committee determined to end the performance period applicable to a specified percentage of the 2018 MVSUs held by certain of our Named Executive Officers on December 31, 2020 (two and one-half months early) and approve payout at the maximum level of achievement for that portion of their awards based on the substantial certainty of maximum performance through the end of the original performance period in early 2021. This action was taken pursuant to the Merger Agreement in order to mitigate potential adverse tax consequences that could result from any “excess parachute payments” as defined in Section 280G of the Internal Revenue Code.

The MVSUs granted to our Named Executive Officers in 2018 that were subject to early termination and payout in 2020 are set forth in the table below as follows:

Named Executive Officer	2018 MVSUs Granted – Number of Target Shares	Percent of Award Subject to Payout in 2020	Percent of Target Shares Earned	Number of MVSU Shares Earned and Vested
Dr. Ron Torten	24,000	70%	225%	37,800
Richard Ogawa	21,000	40%	225%	18,900
Charlie Roach	24,000	40%	225%	21,600

Employee Benefits

We maintain a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code (the “Code”) for our employees, including our Named Executive Officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service that provides them with an opportunity to save for retirement on a tax-advantaged basis. We intend for this plan to qualify under Sections 401(a) and 501(a) of the Code so that contributions by employees to the plan, and income earned on plan contributions, are not taxable to employees until distributed from the applicable plan. From time to time, the Board, in its discretion, may approve a profit-sharing contribution to the Section 401(k) Plan for eligible employees, including our Named Executive Officers. In February 2021, the Committee approved a profit-sharing contribution in an amount equal to 2.5% of each participating employee’s 2020 compensation, up to a maximum contribution of $7,125 per participating employee. We do not provide any retirement benefits for our Named Executive Officers other than the Section 401(k) plan.

We also maintain broad-based welfare and health benefit programs for all eligible employees, including flexible spending accounts, medical, dental and vision care plans, our life and accidental death and dismemberment insurance policies and long-term and short-term disability plans. Our Named Executive Officers are eligible to participate in each of these programs on the same terms as non-executive employees.

We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices, the competitive market and our employees' needs.

Perquisites and Other Personal Benefits

We do not view perquisites or other personal benefits as a component of our executive compensation program. Accordingly, we do not currently provide perquisites to our Named Executive Officers, other than a $12,000 annual automobile allowance approved for Mr. Roach in 2019, which is typical for sales executives in the market, and which has been discontinued in 2021.

In the future, we may provide perquisites or other personal benefits to our Named Executive Officers in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our Named Executive Officers more efficient and effective, and for recruitment, motivation or retention purposes. We do not expect that these perquisites or other personal benefits will be a significant aspect of our executive compensation program. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Committee.

Post-Employment Compensation

Our Named Executive Officers are eligible to receive specified payments and benefits upon involuntary termination of employment in connection with a change of control of the Company pursuant to severance and change of control agreements. In addition, two of our Named Executive Officers are also eligible to receive payments and benefits upon involuntary termination other than in connection with a change of control of the Company.

We believe that these arrangements serve several objectives. First, they eliminate the need to negotiate severance payments and benefits on a case-by-case basis at the time of a termination of employment. They also help assure our Named Executive Officers that their severance payments and benefits are comparable to those of other executive officers with similar levels of responsibility and tenure.

Further, change of control severance protection acts as an incentive for our Named Executive Officers to remain employed and focused on their responsibilities during the threat or negotiation of a change of control transaction, which preserves our value and the potential benefit to be received by our stockholders in the transaction. Subject to specified treatment for performance stock awards, these arrangements contemplate that the payments and benefits in the event of a change of control of the Company are payable only upon a “double trigger”; that is, only following a change of control and a qualifying termination of employment, including a termination of employment without cause or a resignation for good reason, and in each case requires that the Named Executive Officer execute a release of claims in our favor.

For a summary of the material terms and conditions of these post-employment compensation arrangements, see “Executive Compensation – Employment, Severance and Change in Control Arrangements” below.

Other Compensation Policies

Executive Stock Ownership Guidelines

Our CEO maintains a good faith cash investment in our stock valued at no less than $120,000 pursuant to stock ownership guidelines adopted by our Board.

Hedging and Pledging Policies

We have a policy prohibiting our employees, including our Named Executive Officers, and members of our Board from speculating in our equity securities, including the use of short sales, “sales against the box” or any equivalent transaction involving our equity securities. In addition, they may not engage in any other hedging transactions, such as “cashless” collars, forward sales, equity swaps and other similar or related arrangements, with respect to the securities that they hold. We also have a policy prohibiting the pledging of our common stock by our employees, including our Named Executive Officers, and members of our Board.

Policy Regarding Restatements

In 2020, our Board of Directors adopted an amendment to our 2010 Stock Incentive Plan which is intended to allow us to recoup compensation if our financial statements must be restated due to an executive officer’s intentional misconduct or grossly negligent conduct. Our Board of Directors (or a designated committee) can, to the extent permitted by applicable law (including California law), require the officer to reimburse or forfeit to us any excess compensation (whether cash or equity based) such officer received during the prior three fiscal years after the adoption of the amendment to our 2010 Stock Incentive Plan and relative to the restated performance measure or target. We will also recoup incentive-based compensation from our Named Executive Officers to the extent required under Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd Frank) and any rules issued under that Act.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code generally disallows a deduction for federal income tax purposes to any publicly-traded corporation for any remuneration in excess of $1 million paid in any taxable year to its chief executive officer, chief financial officer, and each of the three other most highly-compensated executive officers. The Committee periodically considers all elements of the cost to us of providing compensation to such officers, including the potential impact of the Section 162(m) deduction limit. Under current circumstances, we expect that payment of compensation that does not qualify for deduction under Section 162(m) will have minimal impact on our net income given the overall compensation levels of our Named Executive Officers.

Accounting for Stock-Based Compensation

The Committee takes accounting considerations in designing compensation plans and arrangements for our Named Executive Officers and other employees. Among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of share-based payment awards.

ASC Topic 718 requires us to recognize in our consolidated financial statements all share-based payment awards to employees, including grants of options to purchase shares of our common stock and restricted stock unit awards for shares of our common stock, based on their fair values. ASC Topic 718 also requires us to recognize the compensation cost of our share-based payment awards in our income statement over the period that an employee, including our Named Executive Officers, is required to render service in exchange for the award (which generally will correspond to the award’s vesting schedule).

When determining the types and amounts of equity compensation granted to our Named Executive Officers, the Committee considers the overall cost of the incentives, which includes the associated compensation expense for financial reporting purposes.

Compensation-Related Risk Management

We believe that our compensation policies and practices for all employees, including our Named Executive Officers, do not create risks that are reasonably likely to have a material adverse effect on our Company. In making this determination, we assessed our executive and broad-based compensation programs to determine if their provisions and operations create undesired or unintentional risk of a material nature. This risk assessment process included a review of our compensation policies and practices and an analysis of our executive compensation program. Although we reviewed all elements of our various compensation programs, we focused primarily on those characterized by variability in payout and the ability of a participant to directly affect payout, as well as the controls on participant action and payout under those elements.

Based on the foregoing, we believe that our compensation policies and practices do not create inappropriate or unintended significant risk to us as a whole. Whenever incentives are paid either in stock or based on Company performance, this introduces a risk that measurement of the achievement by the Company or Company performance itself may be exaggerated or falsified in order to enrich the individuals who are the targets of the incentives. While we can never completely mitigate or do away with this risk, we believe that the compensation incentives are balanced between short and long term incentives and that controls are in place which would make the assumption of this risk at the time of the grant not reasonably likely to have a material adverse effect on the Company. We also believe that our incentive compensation plans and arrangements provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage significant risks, are compatible with effective internal controls and our risk management practices, and are supported by the oversight and administration of the Committee with regard to our executive compensation program.

Several features in our compensation programs and policies mitigate or reduce the likelihood of excessive risk-taking by employees, including the following:

■	our core compensation principles and compensation program elements are designed to align our goals with stockholder interests; and

■
pay typically consists of a mix of fixed and variable compensation, with the variable compensation elements designed to reward both short-term and long-term corporate performance for the employee as both an employee and as a stockholder.

2020 Summary Compensation Table

The following table sets forth compensation for services rendered in all capacities to us for the years ended December 31, 2020, 2019 and 2018 for our President and Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers as of December 31, 2020, whom we refer to as our Named Executive Officers.

Name & Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2)(3) ($)	All Other Compensation ($)(4)	Total ($)

Dr. Ford Tamer	2020	560,008	—	8,829,370	7,125	9,396,503
President and Chief	2019	523,008	—	4,169,214	7,308	4,699,530
Executive Officer	2018	412,006	—	9,753,410	7,150	10,172,566

John Edmunds	2020	377,001	—	2,971,444	7,125	3,355,570
Chief Financial	2019	365,151	—	1,437,530	7,308	1,809,989
Officer and Chief	2018	329,602	—	2,850,166	7,150	3,186,918
Accounting Officer

Charlie Roach	2020	352,006	—	2,713,980	19,125	3,085,111
Senior Vice	2019	343,830	—	1,194,735	7,308	1,545,873
President of	2018	319,305	—	2,151,735	7,150	2,478,190
Worldwide Sales

Dr. Ron Torten	2020	360,001	—	2,724,255	7,125	3,091,381
Senior Vice	2019	351,115	—	1,124,110	7,308	1,482,533
President of	2018	324,454	—	2,105,236	7,150	2,436,840
Operations and Information Technology

Richard Ogawa	2020	295,003	—	2,243,834	7,125	2,545,962
General Counsel	2019	289,490	—	906,962	7,308	1,203,760
	2018	259,309	—	1,779,494	6,751	2,045,554

(1)	For 2020, 2019 and 2018, the Named Executive Officers were awarded bonuses in the form of RSUs with a grant date of February 24, 2021, February 19, 2020 and January 24, 2019, respectively.
(2)
The amount reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, rather than the amounts paid to or realized by the named individual. For MVSU, the value is reported as of the grant date based on the probable outcome of the conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date, excluding the effect of estimated forfeitures. We provide information regarding the assumptions used to calculate the value of all equity awards made to executive officers in note 13 to the notes to our consolidated financial statements in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2020. There can be no assurance that awards will vest (in which case no value will be realized by the individual). None of our Named Executive Officers forfeited any awards in 2020.

(3)	In February 2020, we granted a two-year and a three-year MVSU to Named Executive Officers subject to market and service conditions. The values of awards at the grant date are as follows:

Two-year MVSU	Target Units At Grant Date	Maximum Units at Grant Date	Target Value at Grant Date	Monte Carlo Value at Grant Date (in table above)	Maximum Value at Grant Date
Value per unit			$85.62	$119.90	$85.62

Name
Dr. Ford Tamer	15,253	34,319	$1,305,962	$1,828,835	$2,938,393
John Edmunds	4,881	10,982	417,911	585,232	940,279
Charlie Roach	4,271	9,609	365,683	512,093	822,723
Dr. Ron Torten	4,271	9,609	365,683	512,093	822,723
Richard Ogawa	3,661	8,237	313,455	438,954	705,252

Three-year MVSU	Target Units At Grant Date	Maximum Units at Grant Date	Target Value at Grant Date	Monte Carlo Value at Grant Date (in table above)	Maximum Value at Grant Date

Value per unit			$85.62	$126.58	$85.62

Name
Dr. Ford Tamer	30,506	68,638	$2,611,924	$3,861,449	$5,876,786
John Edmunds	7,322	16,474	626,910	926,819	1,410,504
Charlie Roach	6,712	15,102	574,681	849,605	1,293,033
Dr. Ron Torten	6,712	15,102	574,681	849,605	1,293,033
Richard Ogawa	5,431	12,219	465,002	687,456	1,046,191

In January 2018, we granted MVSU to Named Executive Officers subject to market and service conditions. The values of awards at the grant date are as follows:

	Target Units At Grant Date	Maximum Units at Grant Date	Target Value at Grant Date	Monte Carlo Value at Grant Date (in table above)	Maximum Value at Grant Date

Value per unit			$37.86	$55.81	$37.86

Name
Dr. Ford Tamer	135,000	303,750	$5,111,100	$7,534,350	$11,499,975
John Edmunds	30,000	67,500	1,135,800	1,674,300	2,555,550
Charlie Roach	24,000	54,000	908,640	1,339,440	2,044,440
Dr. Ron Torten	24,000	54,000	908,640	1,339,440	2,044,440
Richard Ogawa	21,000	47,250	795,060	1,172,010	1,788,885

(4)	Represents profit sharing contribution to our 401(k) plan except for Charlie Roach which include $12,000 car allowance in 2020.

Grants of Plan-Based Awards in 2020

 The following table sets forth information on grants of plan-based awards in 2020 to our Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(3)
Dr. Ford Tamer	2/19/20					22,879	45,759	102,957	—	5,690,284
	2/19/20								36,663	3,139,086

John Edmunds	2/19/20					6,101	12,203	27,456	—	1,512,051
	2/19/20								17,045	1,459,393

Charlie Roach	2/19/20					5,491	10,983	24,711	—	1,361,698
	2/19/20								15,794	1,352,282
			288,000	(4)

Dr. Ron Torten	2/19/20					5,491	10,983	24,711	—	1,361,698
	2/19/20								15,914	1,362,557

Richard Ogawa	2/19/20					4,546	9,092	20,456	—	1,126,410
	2/19/20								12,535	1,073,247
	4/20/20								456	44,177

(1)
The threshold illustrates the smallest payout that can be made if all of the pre-established performance objectives are achieved at the minimum achievement level. Actual awards may be more or less than these amounts and are at the discretion of the Committee. The target is the payout that can be made if the pre-established performance objectives have been achieved at the target achievement level. The maximum is the greatest payout that can be made if the pre-established maximum performance objectives are achieved or exceeded at the outperform achievement levels.

(2)
These are MVSU awards subject to subject to market and service conditions. The threshold number of units represents the 50% of the target number of units, which is the number of units that would be earned based on achieving the minimum performance criteria. The target number of units is the number of units that would be earned based on achieving the target performance criteria. The maximum number of units is the largest payout that can be made. Please see the section “—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation” for a detailed discussion of these MVSU awards.

(3)
The amount reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all equity awards made to Named Executive Officers in note 13 to the notes to our consolidated financial statements in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2020. There can be no assurance that awards will vest. None of our Named Executive Officers forfeited any awards in 2020.

(4)	This amount reflects Mr. Roach’s target annual incentive amount awarded under the 2020 Sales Incentive Plan.

Narrative to 2020 Summary Compensation Table and Grants Plan-Based Awards in 2020 Table

Please see “Compensation Discussion and Analysis” above for a complete description of compensation plans pursuant to which the amounts listed under the 2020 Summary Compensation Table and Grants of Plan-Based Awards in 2020 table were paid or awarded and the criteria for such payment, including targets for payment of annual incentives, as well as performance criteria on which such payments were based. The Compensation Discussion and Analysis also provides additional information regarding the stock grants.

Outstanding Equity Awards at December 31, 2020

The following table presents certain information concerning equity awards held by our Named Executive Officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Dr. Ford Tamer	—		—			131,791	(4)	21,148,502	180,759	29,006,397

John Edmunds	10,000	(3)	—	22.07	4/7/2021
	20,000	(3)	—	12.34	1/18/2022
	11,000	(3)	—	13.48	4/12/2022
						56,130	(5)	9,007,181	42,203	6,772,315

Charlie Roach						43,218	(6)	6,935,192	25,383	4,073,210

Dr. Ron Torten						43,218	(7)	6,935,192	18,183	2,917,826

Richard Ogawa						35,952	(8)	5,769,217	21,692	3,480,915

(1)
The amount represents the market value of our common stock as of December 31, 2020, multiplied by unvested shares as of December 31, 2020. The closing price of our common stock on December 31, 2020 was $160.47.

(2)
The MVSU award granted on January 16, 2018, vests on the last day of the three-year performance period commencing four trading days after the Company's 2017 Q4 financial results are released and concluding thirty calendar days after the Company's 2020 Q4 financial results are released, subject to a performance condition based on relative total shareholder return. The MVSU award granted on February 19, 2020, vests on the last day of the two-year and three-year performance period ending on February 9, 2022 and 2023, respectively, subject to performance condition based on relative total shareholder return. This table includes the value of the MVSU assuming 100% of target number is achieved for each MVSU grant.

(3)	This stock option is fully vested.
(4)
This includes (i) 11,250 shares from April 19, 2017 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, (ii) 32,500 shares from April 19, 2018 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (iii) 57,535 shares from the April 24, 2019 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (iv) 30,506 shares from the February 19, 2020 grant that vests as to 1/4th of the total number of shares one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date.

(5)
This includes (i) 5,000 shares from April 19, 2017 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, (ii) 17,500 shares from April 19, 2018 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (iii) 18,987 shares from the April 24, 2019 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (iv) 14,643 shares from the February 19, 2020 grant that vests as to 1/4th of the total number of shares one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date.

(6)
This includes (i) 4,000 shares from April 19, 2017 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, (ii) 11,000 shares from April 19, 2018 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (iii) 14,795 shares from the April 24, 2019 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (iv) 13,423 shares from the February 19, 2020 grant that vests as to 1/4th of the total number of shares one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date.

(7)
This includes (i) 4,000 shares from April 19, 2017 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, (ii) 11,000 shares from April 19, 2018 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (iii) 14,795 shares from the April 24, 2019 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (iv) 13,423 shares from the February 19, 2020 grant that vests as to 1/4th of the total number of shares one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date.

(8)
This includes (i) 4,000 shares from April 19, 2017 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, (ii) 8,800 shares from April 19, 2018 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (iii) 11,835 shares from the April 24, 2019 grant that vests as to 1/4th of the total number of share one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, (iv) 10,861 shares from the February 19, 2020 grant that vests as to 1/4th of the total number of shares one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date, and (v) 456 shares from the April 20, 2020 grant that vests as to 1/4th of the total number of shares one year after the vesting commencement date, 1/4th of the total number of shares two years after the vesting commencement date, 1/4th of the total number of shares three years after the vesting commencement date and 1/4th of the total number of shares four years after the vesting commencement date.

Option Exercises and Stock Vested in 2020

The following table sets forth the number of shares acquired upon exercise of options and all stock awards vested by each Named Executive Officer during 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Dr. Ford Tamer	557,645	72,800,186	76,936	7,547,220
John Edmunds	44,642	4,080,794	29,481	2,888,209
Charlie Roach	—	—	44,903	5,635,059
Dr. Ron Torten	—	—	60,723	8,320,343
Richard Ogawa	—	—	37,170	4,825,248

(1)	The value realized is based on the market value of our common stock, based on the closing price per share of our common stock on the date of exercise, minus the exercise price.
(2)	The value realized equals the closing market value of our common stock on the vesting date multiplied by the number of shares that vested.

Employment, Severance and Change of Control Arrangements

Effective August 1, 2019, we entered into amended and restated severance and change of control agreements with each of our Named Executive Officers which superseded prior severance and change of control agreements as described in the Compensation Discussion and Analysis under the heading "Post-Employment Compensation."

Each amended and restated severance and change of control agreement provides how performance based equity awards will be treated upon a change of control. For stock price performance awards, such as our MVSUs, shares will be earned based on performance during a truncated performance period that ends on the change of control. The number of shares earned will be based on performance measured upon the change in control using the transaction price to measure our stock price performance. The portion of the award that does not vest based on this formula will be forfeited. For non-stock price performance awards, performance will be deemed achieved at target for unfinished performance periods, and the award will convert to time-vest restricted stock units (RSUs) for such target number of shares which will continue to vest in accordance with any service-based vesting condition specified in the award agreement, subject to acceleration on involuntary termination within three months prior to or 12 months following the change of control.

In addition, each amended and restated severance and change of control agreement provides that if the executive is terminated by us without “cause” or is otherwise “involuntarily terminated,” as such terms are defined below, within 12 months of a “change of control,” as defined below, or within three months prior to a change of control, the executive will be entitled to receive (i) a lump sum cash severance payment equal to 100% (200% for Dr. Tamer and 150% for Mr. Edmunds) of the sum of the executive’s annual base salary plus annual target bonus, (ii) any earned but unpaid annual bonus, (iii) payment of COBRA premium costs (up to the monthly amount we were paying as the employer-portion of health care premiums prior to termination of employment), provided that the executive elects and pays to continue health insurance under COBRA, until the earlier of (a) the end of the 12-month period (24-month period for Dr. Tamer and 18-month period for Mr. Edmunds) following his termination date or (b) the date the executive or the executive’s eligible dependents lose eligibility for COBRA coverage, and (iv) acceleration of vesting of 100% of the executive’s then outstanding unvested equity awards.

Dr. Tamer and Mr. Roach are also entitled to severance if they are terminated without cause or otherwise involuntarily terminated other than in connection with a change of control. Dr. Tamer will be entitled to (i) payment of 100% of his annual base salary in three monthly installments, (ii) payment of any earned but unpaid annual bonus, (iii) payment of COBRA premium costs for up to 12 months, and (iv) acceleration of 25% of his then-unvested equity award shares. Mr. Roach will be entitled to payment of 50% of the sum of his annual base salary plus target sales incentive in three monthly installments, and any earned but unpaid sales incentive.

 Payment of severance benefits under the amended and restated severance and change of control agreements is subject to the Named Executive Officer’s execution and delivery of an effective release of claims.

Our Named Executive Officers are also entitled to limited acceleration of their outstanding MVSUs upon involuntary termination.

Under the MVSU awards granted in 2018, if a Named Executive Officer is involuntarily terminated not related to a change in control, prior to the end of the performance period (approximately three years), but after the first twelve (12) months, then subject to the Named Executive Officer’s execution and delivery of an effective release of claims, the Named Executive Officer will earn one-third (1/3) of the target number of shares multiplied by a proration factor determined according to the table below (with linear interpolation calculated by the Committee for an involuntary termination occurring between the dates specified):

Involuntary Termination Date	Proration Factor
Before first anniversary of date of grant	0
First anniversary of date of grant	25%
Second anniversary of date of grant	75%
On or after third anniversary of date of grant	150%

Under the MVSU awards granted in 2020, if a Named Executive Officer is involuntarily terminated not related to a change in control, prior to the end of the performance period two or three years, but after the first twelve (12) months, then subject to the Named Executive Officer’s execution and delivery of an effective release of claims, the Named Executive Officer will earn the target number of shares multiplied by a proration factor determined according to the table below (with no linear interpolation):

Involuntary Termination Date	Proration Factor
First 12 months of performance period	0
Second 12 months of performance period	1/3 for 3-year performance period (1/2 for 2-year performance period)
Third 12 months of performance period	2/3 for 3-year performance period (n/a for 2-year performance period)

However, for all MVSU awards, if at the time of termination our relative total shareholder return (TSR) in comparison to the TSR of the companies in the S&P 500 Index is tracking below the 25th percentile, none of the shares will be earned. The portion of the award that does not vest based on this formula will be forfeited. In addition, if Dr. Tamer is involuntarily terminated, then pursuant to his amended and restated change of control and severance agreement, he will earn 25% of the target number of shares if greater than the number earned based on this formula even if termination is before the first anniversary of the date of grant.

For purposes of the amended and restated severance and change of control agreements and MVSU agreements described above, “involuntarily terminated” is generally defined as (a) a reduction in compensation by greater than 10%, unless part of a general reduction in compensation applicable to our senior executives, (b) relocation of job site by more than 50 miles, (c) a material reduction in job responsibilities, change in title or change in reporting structure, (d) any termination of employment by us without cause, or (e) the failure to obtain the assumption of any agreement with the executive officer by any successor. However, with respect to Dr. Torten and Messrs. Roach and Ogawa clause (c) of the above definition provides that involuntary termination only occurs if the executive is assigned duties or responsibilities inconsistent with the executive’s education and experience.

The term “cause” is generally defined as (a) commission of a felony, an act involving moral turpitude, or an act constituting common law fraud, and which has a material adverse effect on our the business or affairs or that of our affiliates or stockholders, (b) intentional or willful misconduct or refusal to follow the lawful instructions of our Board, or (c) intentional breach of our confidential information obligations which has an adverse effect on us or our affiliates or stockholders.

The term “change of control” is generally defined as the occurrence of any one of the following events:

(a)	the approval by our stockholders of our liquidation or dissolution or the sale or disposition of all or substantially all of our assets;

(b)	a merger or consolidation where we are not the surviving entity;

(c)	any person or persons becoming the beneficial owner, directly or indirectly, of 50% or more of the total voting power of our then outstanding voting securities; or

(d)
a change in the composition of our Board, as a result of which fewer than a majority of the directors who are currently on our Board or who are elected, or nominated for election, to our Board with the affirmative votes of at least a majority of those directors whose election or nomination was not in connection with any transactions described in subsections (a), (b) or (c), or in connection with an actual or threatened proxy contest relating to our election of directors.

Death or Disability

Under the current policy adopted by the Committee (which can be revoked or changed at any time), all outstanding unvested equity awards under our 2010 Stock Incentive Plan will vest in full (at target levels for performance-based awards) in the event of the employee’s death or total and permanent disability provided that the value of such acceleration shall not exceed the lesser of: (a) a total value of $2 million; or (b) 5 times base salary at the time of death or disability. The maximum value of acceleration of all outstanding unvested equity awards that each of our Named Executive Officers would be eligible to receive under our 2010 Stock Incentive Plan upon death or total and permanent disability as of December 31, 2020 is set forth in the last column of the table below.

Named Executive Officer	Benefit Base (a)	5 x Annual Base Salary (b)	Unvested Equity Awards (c)	Lowest of a, b or c
Ford Tamer	$2,000,000	$2,800,000	$50,154,899	$2,000,000
John Edmunds	$2,000,000	$1,885,000	$15,779,497	$1,885,000
Charlie Roach	$2,000,000	$1,760,000	$11,008,402	$1,760,000
Dr. Ron Torten	$2,000,000	$1,800,000	$9,853,018	$1,800,000
Richard Ogawa	$2,000,000	$1,475,000	$9,250,133	$1,475,000

Potential Payments Upon Termination and Change of Control

The following table shows the potential payments that would have been paid to our Named Executive Officers if they had been involuntarily terminated on December 31, 2020.

	Involuntary Termination without a Change of Control					Involuntary Termination Related to a Change of Control
Name	Severance Payments Attributable to Salary and Bonus ($)(1)	Value of Accelerated Equity Awards ($)		Health Care Benefits ($)	Total ($)	Severance Payments Attributable to Salary and Bonus ($)(1)	Value of Accelerated Equity Awards ($)(9)		Health Care Benefits ($)	Total ($)
Dr. Ford Tamer	560,000	17,481,069	(2)	30,228	18,071,297	2,240,000	86,412,774	(4)	60,456	88,713,230
John Edmunds	—	2,301,824	(3)	—	2,301,824	961,350	24,244,770	(5)	40,447	25,246,567
Charlie Roach	320,000	—		—	320,000	640,000	16,099,795	(6)	26,045	16,765,840
Dr. Ron Torten	—	—		—	—	612,000	13,500,181	(7)	30,228	14,142,409
Richard Ogawa	—	—		—	—	514,600	13,601,277	(8)	17,885	14,133,762
(1)	The total severance payment for each Named Executive Officer was calculated based on annual base salary and earned but unpaid bonus.
(2)
The amount represents the market value per share of our common stock as of December 31, 2020, multiplied by 25% of the unvested restricted stock units as of December 31, 2020, including unvested portion of the MVSU award that would vest (with the balance forfeited) upon termination not related to change in control on December 31, 2020, calculated based on the higher of 25% of target number shares of MVSU or 1/3 of the target number of shares and multiplied by proration factor discussed above with linear interpolation occurring between dates. The closing price of our common stock on December 31, 2020 was $160.47.

(3)
The amount represents the market value per share of our common stock as of December 31, 2020, multiplied by the unvested portion of the MVSU award that would vest (with the balance forfeited) upon termination not related to change in control on December 31, 2020, calculated based 1/3 of the target number of shares and multiplied by proration factor discussed above with linear interpolation occurring between dates.  The closing price of our common stock on December 31, 2020 was $160.47.

(4)
The amount represents the market value per share of our common stock as of December 31, 2020, multiplied by the unvested restricted stock units as of December 31, 2020 (131,791 shares), plus the portion of the MVSU award that would vest (with the balance forfeited) on a change of control closing on December 31, 2020, whether or not the Named Executive Officer had a termination of employment, calculated based on performance through the change of control (406,707 shares). Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2018 was 448.70% with an absolute ranking of 99.79% percentile which translated into performance vesting rate of 225% of target shares.  Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2020 was 93.96% with an absolute ranking of 99.40% percentile which translated into performance vesting rate of 225% of target shares. The closing price of our common stock on December 31, 2020 was $160.47.

(5)
The amount represents the market value per share of our common stock as of December 31, 2020, multiplied by the unvested restricted stock units as of December 31, 2020 (56,130 shares), plus the portion of the MVSU award that would vest (with the balance forfeited) on a change of control closing on December 31, 2020, whether or not the Named Executive Officer had a termination of employment, calculated based on performance through the change of control (94,956 shares). Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2018 was 448.70% with an absolute ranking of 99.79% percentile which translated into performance vesting rate of 225% of target shares.  Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2020 was 93.96% with an absolute ranking of 99.40% percentile which translated into performance vesting rate of 225% of target shares. The closing price of our common stock on December 31, 2020 was $160.47.

(6)
The amount represents the market value per share of our common stock as of December 31, 2020, multiplied by the unvested restricted stock units as of December 31, 2020 (43,218 shares), plus the portion of the MVSU award that would vest (with the balance forfeited) on a change of control closing on December 31, 2020, whether or not the Named Executive Officer had a termination of employment, calculated based on performance through the change of control (57,111 shares). Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2018 was 448.70% with an absolute ranking of 99.79% percentile which translated into performance vesting rate of 225% of target shares.  Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2020 was 93.96% with an absolute ranking of 99.40% percentile which translated into performance vesting rate of 225% of target shares. The closing price of our common stock on December 31, 2020 was $160.47.

(7)
The amount represents the market value per share of our common stock as of December 31, 2020, multiplied by the unvested restricted stock units as of December 31, 2020 (43,218 shares), plus the portion of the MVSU award that would vest (with the balance forfeited) on a change of control closing on December 31, 2020, whether or not the Named Executive Officer had a termination of employment, calculated based on performance through the change of control (40,911 shares). Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2018 was 448.70% with an absolute ranking of 99.79% percentile which translated into performance vesting rate of 225% of target shares.  Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2020 was 93.96% with an absolute ranking of 99.40% percentile which translated into performance vesting rate of 225% of target shares. The closing price of our common stock on December 31, 2020 was $160.47.

(8)
The amount represents the market value per share of our common stock as of December 31, 2020, multiplied by the unvested restricted stock units as of December 31, 2020 (35,952 shares), plus the portion of the MVSU award that would vest (with the balance forfeited) on a change of control closing on December 31, 2020, whether or not the Named Executive Officer had a termination of employment, calculated based on performance through the change of control (48,807 shares). Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2018 was 448.70% with an absolute ranking of 99.79% percentile which translated into performance vesting rate of 225% of target shares.  Our absolute TSR measured on December 31, 2020 related to MVSU granted in 2020 was 93.96% with an absolute ranking of 99.40% percentile which translated into performance vesting rate of 225% of target shares. The closing price of our common stock on December 31, 2020 was $160.47.

(9)
The following table shows the adjusted value of accelerated equity awards without the MVSUs granted in 2018 because those MVSUs are expected to be fully paid out within one week of this filing, at the maximum performance vesting rate of 225% of target shares, and therefore will not be included as a change of control payment upon the closing of the Mergers. There are various factors that can and will affect the actual change of control and/or involuntary termination payments that will be made to our Named Executive Officers in connection with the Mergers, including the time until closing, the value of the Marvell stock at the time of the closing, performance with respect to other performance-based equity awards, and increases in cash compensation and equity awards that have been or will be provided in 2021, which are not reflected in this disclosure.

Name	Adjusted Value of Accelerated Equity Awards ($)
Dr. Ford Tamer	37,670,012
John Edmunds	13,413,045
Charlie Roach	10,900,567
Dr. Ron Torten	10,900,567
Richard Ogawa	9,051,953

No Named Executive Officer will receive a gross-up payment if the Named Executive Officer is required to pay an excise tax under Section 4999 of the Code.

Pay Ratio Disclosure

Our CEO to median employee pay ratio is approximately 58.69:1 and was calculated in accordance with Item 402(u) of Regulation S-K. We believe this ratio to be a reasonable estimate, based upon the assumptions and adjustments described below. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

We identified the employee with compensation at the median of the annual total compensation of all of our employees, including employees we acquired from acquisitions in 2020 (the “median employee”) by examining the calendar year total cash compensation between January 1, 2020 and December 31, 2020 (using December 31, 2020 as the “median employee determination date”), including salary or wages plus overtime paid, and any earned cash incentive compensation for 2020, and equity award grants for 2020, for all individuals, excluding our CEO, who were employed by us (including our consolidated subsidiaries) on the median employee determination date, whether employed on a full-time, part-time, seasonal or temporary basis.

For employees paid other than in U.S. dollars, we converted their compensation to U.S. dollars using FX rates in effect on the median employee determination date.

For employees on a leave of absence we calculated compensation on an annualized basis. However, we did not include employees absent on an unpaid leave of absence for the entire measurement period, i.e., all of 2020.

For employees hired between January 1, 2020 to December 31, 2020 and the median employee determination date we calculated their salary or wages as if they had been employed for the entire measurement period.

The de minimis exemption allows us to exclude up to 5% of our total employees who are non-U.S. employees. Our total number of employees, including U.S. and non-U.S. employees, is 1,086, and we used this number to calculate the maximum number of employees excludable under the de minimis exemption. We did not exclude non-U.S. employees in our calculations.

After identifying the median employee based on the methodology above, we calculated annual total compensation for such median employee using the same methodology we use to calculate the amount reported for our Named Executive Officers in the “Total” column of the 2020 Summary Compensation Table, set forth earlier in this proxy statement.

As disclosed in the 2020 Summary Compensation Table, the annual total compensation for fiscal year 2020 for our CEO was $9,396,503. The annual total compensation for the median employee for fiscal year 2020 was $160,092. The resulting ratio of our CEO’s annual total compensation to the annual total compensation of our median employee for fiscal year 2019 is approximately 58.69:1.

Compensation Committee Interlocks and Insider Participation

Drs. Hu and Liddle, Ms. Murphy and Mr. Banatao (until his resignation on July 29, 2020) served as members of our compensation committee during 2020. Mr. Banatao served as our Interim President and Chief Executive Officer from October 2006 to August 2007. Otherwise, none of the members of our compensation committee is or has in the past served as an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 19, 2021 regarding the number of shares of common stock and the percentage of common stock, beneficially owned by:

●	each person or group of persons known to us to be the beneficial owner of more than 5% of our common stock;

●	each person or group of persons known to us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Inphi Corporation, 110 Rio Robles, San Jose, California 95134. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 54,063,541 shares of common stock outstanding on February 19, 2021. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 19, 2021 (April 20, 2021). We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
5% or Greater Stockholders:

BlackRock, Inc.(1)	4,810,815	8.9
The Vanguard Group – 23-1945930(2)	4,702,650	8.7
T. Rowe Price Associates, Inc.(3)	2,823,297	5.2

Directors, Nominees, and Named Executive Officers:

Dr. Ford Tamer(4)	567,740	*
John Edmunds(5)	214,045	*
Charlie Roach(6)	73,985	*
Dr. Ron Torten(7)	50,985	*
Richard Ogawa(8)	58,679	*
Dr. Chenming C. Hu	56,503	*
Sam S. Srinivasan	11,815	*
Dr. David E. Liddle	44,781	*
Dr. Bruce M. McWilliams	38,153	*
Nicholas E. Brathwaite	33,684	*
Elissa Murphy	22,714	*
William J. Ruehle(9)	2,331	*
All current directors and executive officers as a group (12 persons)(10)	1,175,415	2.17

*	Amount represents less than 1% of our common stock.

(1)
Based solely on information reported as of December 31, 2020 on Amendment No. 6 to Schedule 13G filed by BlackRock, Inc. on February 5, 2021, BlackRock, Inc. has sole voting power with respect to 4,395,451 shares and sole dispositive power with respect to 4,810,815 shares on behalf of itself and the following subsidiaries: BlackRock Life Limited, BlackRock Advisors, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, and BlackRock Fund Managers Ltd. The principal address for BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.

(2)
Based solely on information reported as of December 31, 2020 on Amendment No.5 to Schedule 13G filed by The Vanguard Group - 23-1945930 (“Vanguard”) on February 10, 2021, Vanguard has sole dispositive power with respect to 4,621,675 shares, shared dispositive power with respect to 80,975 shares, and shared voting power with respect to 39,278 shares on behalf of itself and the following subsidiaries: Vanguard Asset Management, Limited, Vanguard Fiduciary Trust Company, Vanguard Global Advisors, LLC, Vanguard Group (Ireland) Limited, Vanguard Investments Australia Ltd., Vanguard Investments Canada Inc., Vanguard Investments Hong Kong Limited, and Vanguard Investments UK, Limited.. The principal address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(3)
Based solely on information reported as of December 31, 2020 on Schedule 13G filed by T. Rowe Price Associates, Inc., on February 16, 2021. T. Rowe Price Associates, Inc. has sole voting power with respect to 1,023,646 shares, and sole dispositive power with respect to 2,823,297 shares. The principal address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.

(4)	Includes 35,127 shares subject to restricted stock units and 303,750 shares subject to MVSU that will vest as of April 20, 2021.
(5)
Includes 41,000 shares subject to options that are exercisable as of April 20, 2021, and 17,411 shares subject to restricted stock units and 67,500 shares subject to MVSU that will vest as of April 20, 2021.

(6)	Includes 12,856 shares subject to restricted stock units and 32,400 shares subject to MVSU that will vest as of April 20, 2021.
(7)	Includes 12,856 shares subject to restricted stock units and 16,200 shares subject to MVSU that will vest as of April 20, 2021.
(8)	Includes 11,230 shares subject to restricted stock units and 28,350 shares subject to MVSU that will vest as of April 20, 2021.
(9)	Includes 916 shares subject to restricted stock units that will vest as of April 20, 2021.
(10)
Includes 41,000 shares subject to options that are exercisable as of April 20, 2021, and 90,396 shares subject to restricted stock units and 448,200 shares subject to MVSU that will vest as of April 20, 2021.

Equity Compensation Plan Information

The following table presents certain information with respect to our equity compensation plans as of December 31, 2020, all of which have been approved by security holders:

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(2)	3,804,294	$12.89	6,320,673

Equity compensation plans not approved by security holders (3)	811	—	—
	3,805,105	$12.89	6,320,673

(1)
The calculation of the weighted average exercise price includes only stock options and does not include the 3,296,251 outstanding RSUs and 416,423 MVSUs which do not have an exercise price or warrants, of which there are none outstanding.

(2)
Consists of two plans: the Company’s 2010 Stock Incentive Plan and the Company’s 2011 Employee Stock Purchase Plan. 5,619,804 shares and 700,869 shares, respectively, remain available for issuance under the Company’s 2010 Stock Incentive Plan and the Company’s 2011 Employee Stock Purchase Plan.

(3)
These shares were granted in connection with our acquisition of ClariPhy on December 12, 2016. Such RSU non-plan inducement awards were granted to target company employees joining our operations in order to create a retention incentive for those employees.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described elsewhere in this Amendment No. 1 to Form 10-K, the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed $120,000; and

●
any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Procedures for Approval of Related Party Transactions

Pursuant to our written Related Person Transactions Policy, the audit committee of our Board must approve transactions with our company valued at or above $120,000 in which any director, officer, 5% or greater stockholder, or certain related persons or entities has a material direct or indirect interest. The audit committee bases its decision on whether to approve such transactions in light of all relevant facts and circumstances reasonably available to it, and approves only those transactions it determines to be fair and in the best interests of the Company.

Board Independence

At least annually, our Board undertakes a review of the independence of our directors and considers whether any director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that Messrs. Brathwaite, Ruehle, and Srinivasan, Drs. Hu, Liddle, and McWilliams, and Ms. Murphy, representing a majority of our directors, are “independent directors” as defined under the rules of the Nasdaq Stock Market. In determining that Messrs. Brathwaite, Ruehle, and Srinivasan, Drs. Hu, Liddle and McWilliams, and Ms. Murphy qualify as “independent directors,” our Board determined that none of these individuals has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, as required by the rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2020, were as follows, all of which were approved by the audit committee:

Services Provided	2020	2019
Audit Fees	$2,560,992	$1,583,083
Audit-Related Fees	—	—
Tax Fees	162,584	174,736
All Other Fees	2,700	2,700
Total Fees	$2,726,276	$1,760,519

Audit Fees. The aggregate fees billed for the years ended December 31, 2020 and 2019 were for professional services rendered for the audits of our consolidated financial statements, statutory audits of our subsidiaries, the review of our internal accounting and reporting controls as required under Section 404 of the Sarbanes-Oxley Act and the review of interim consolidated financial statements included in our Quarterly Reports on Form 10-Q.  This also includes comfort letters and consents issued in connection with SEC filings or private placement documents.

Audit-Related Fees. For the years ended December 31, 2020 and 2019, there were no fees billed by PricewaterhouseCoopers LLP for professional services rendered under “Audit-Related Fees” above.

Tax Fees. The aggregate fees billed for the years ended December 31, 2020 and 2019 were for tax advisory and tax compliance services related to tax research and tax planning services in foreign countries in which we do business and services related to our tax returns, including our subsidiaries.

All Other Fees. For the years ended December 31, 2020 and 2019, the aggregate fees billed were for annual subscription of on-line library of authoritative accounting and auditing literature and automated disclosure checklist.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the audit committee pre-approves both the type of services to be provided by PricewaterhouseCoopers LLP and the estimated fees related to these services.

During the approval process, the audit committee considers the impact of the types of services and the related fees on the independence of the registered public accountants. The services and fees must be deemed compatible with the maintenance of such accountants’ independence, including compliance with SEC rules and regulations.

During 2019 and 2020, the audit committee pre-approved 100% of the services provided by PricewaterhouseCoopers LLP.

Throughout the year, our audit committee will review any revisions to the estimates of audit and non-audit fees initially approved.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

EXHIBIT INDEX

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

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020)

24.1	Power of Attorney (incorporated by reference to exhibit 24.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)
Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(previously furnished on the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021).

32.2(1)
Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (previously furnished on the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021).

101.INS
XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document(incorporated by reference to exhibit 1.1.INS of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to exhibit 101.SCH of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to exhibit 101.CAL of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to exhibit 101.DEF of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to exhibit 101.LAB of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to exhibit 1.1.PRE of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
*	The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2021	INPHI CORPORATION

	By:	/s/ Ford Tamer
Ford Tamer
President & Chief Executive Officer (Principal Executive Officer)

Appendix A

RECONCILIATION OF GAAP NET INCOME TO NON-GAAP NET INCOME
(in thousands of dollars, except share and per share amounts)
(Unaudited)

	Year Ended December 31,
	2020	2019
GAAP net loss	$(59,744)	$(72,911)
Adjusting items to GAAP net loss:
Operating expenses related to stock-based compensation expense	111,247	76,855
Acquisition related expenses	26,304	1,015
Amortization of Inventory fair value step-up	4,569	-
Amortization of intangibles related to purchase price	64,309	47,129
Depreciation on step-up values of fixed assets	1,076	523
Expense on lease that was not yet occupied	1,709	462
Loss on claim settlement from ClariPhy acquisition	-	400
Loss on claim settlement from Exactik disposition	-	296
Loss on retirement of certain property and equipment from acquisitions	444	7
Loss on extinguishment of convertible debt	13,539	-
Net unrealized and realized gain on equity investment	(7,008)	(3,126)
Accretion and amortization expense on convertible debt	29,277	28,353
Valuation allowance and tax effect of the adjustments above from GAAP to non-GAAP	(5,390)	(2,432)
Non-GAAP net income	$180,332	$76,571

Shares used in computing non-GAAP basic earnings per share	49,901,181	45,226,717

Shares used in computing non-GAAP diluted earnings per share before offsetting shares from call option	54,956,850	48,766.301
Offsetting shares from call option	1,524,512	1,176,787
Shares used in computing non-GAAP diluted earnings per share	53,432,338	47,589,514

Non-GAAP earnings per share:
Basic	$3.61	$1.69
Diluted	$3.37	$1.61